Form 10-Q
period 2012-03-31
Erickson Air-Crane Inc
filed 2012-05-10
CIK 1490165

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-35482

ERICKSON AIR-CRANE INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-1307561 (I.R.S. Employer Identification No.)
5550 SW Macadam Avenue, Suite 200, Portland, Oregon (Address of principal executive offices)	97239 (Zip Code)

(503) 505-5800
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 10, 2012, 9,602,970 shares of common stock, par value $0.0001, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,429	$268
Restricted cash	2,011	—
Accounts receivable net of allowances for doubtful accounts of $592 and $476 in 2012 and 2011 respectively	28,721	26,528
Aircranes and support parts in process	23,991	27,395
Prepaid expenses and other	6,103	4,217
Income tax receivable	1,434	1,248
Deferred tax assets	9,982	7,602

Total current assets	73,671	67,258

Restricted cash	3,331	5,214
Aircrane support parts, net	109,589	101,892
Aircranes, net	42,168	42,288
Property, plant, and equipment, net	14,245	14,341
Other noncurrent assets	2,520	2,918

Total assets	$245,524	$233,911

Liabilities, redeemable preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$13,863	$10,526
Current portion of long-term debt	6,500	6,500
Accrued and other current liabilities	20,674	17,277
Income taxes payable	595	—

Total current liabilities	41,632	34,303

Long-term debt, less current portion	130,318	124,070
Other long-term liabilities	3,958	4,328
Deferred tax liabilities	14,785	14,194

Total liabilities	190,693	176,895

Commitments and contingencies (Note 10)
Series A redeemable preferred stock, $0.0001 par value
Authorized—70,000 shares; issued and outstanding—34,999.5 shares; liquidation preference of $68,670 and $66,161 at March 31, 2012 and December 31, 2011, respectively	68,670	66,161
Stockholders' equity (deficit):
Common stock, $0.0001 par value. Authorized—2,300 shares;
Class A; designated 2,000; issued and outstanding—1,000 shares	1	1
Class B; designated 300; zero issued and outstanding	—	—
Accumulated deficit	(14,991)	(9,988)
Accumulated other comprehensive income (loss)	50	(36)

Total stockholders' equity (deficit) attributable to Erickson Air-Crane Incorporated	(14,940)	(10,023)

Noncontrolling interest	1,101	878

Total stockholders' equity (deficit)	(13,839)	(9,145)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$245,524	$233,911

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net revenues:
Aerial services	$25,108	$18,727
Manufacturing / MRO	2,501	1,648

Total net revenues	27,609	20,375
Cost of revenues:
Aerial services	21,850	18,550
Manufacturing / MRO	1,719	1,455

Total cost of revenues	23,569	20,005

Gross profit	4,040	370

Operating expenses:
General and administrative	2,881	3,870
Research and development	953	873
Selling and marketing	1,861	2,107

Total operating expenses	5,695	6,850

Operating income (loss)	(1,655)	(6,480)
Other income (expense):
Interest income	14	1
Interest expense	(2,279)	(1,790)
Interest expense related to tax contingencies	—	(84)
Amortization of debt issuance costs	(284)	(170)
Unrealized foreign exchange gain (loss)	390	(62)
Realized foreign exchange gain (loss)	(37)	(53)
Other income (expense), net	73	188

Total other expense	(2,123)	(1,970)

Income (loss) before noncontrolling interest and income taxes	(3,778)	(8,450)
Income tax expense (benefit)	(1,469)	(231)

Net income (loss)	(2,309)	(8,219)
Less: Net (income) loss related to noncontrolling interest	(185)	(307)

Net income (loss) attributable to Erickson Air-Crane Incorporated	(2,494)	(8,526)
Dividends on redeemable preferred stock	2,509	2,137

Net income (loss) attributable to common stockholders	$(5,003)	$(10,663)

Net income (loss)	$(2,309)	$(8,219)
Other comprehensive income (loss):
Foreign currency translation adjustment	124	(8)

Comprehensive income (loss)	(2,185)	(8,227)
Comprehensive (income) loss attributable to noncontrolling interest	(223)	(237)

Comprehensive income (loss) attributable to Erickson Air-Crane Incorporated	$(2,408)	$(8,464)

Net income (loss) per share attributable to common stockholders
Basic	$(5,002.73)	$(10,662.83)

Diluted	(5,002.73)	(10,662.83)

Weighted average shares outstanding
Basic	1,000	1,000

Diluted	1,000	1,000

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND

STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

(UNAUDITED)

										Total Stockholders' Equity (Deficit) of Erickson Air-Crane
	Redeemable Series A Preferred Stock		Common Stock Class A		Common Stock Class B
								Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Income (loss)			Total Stockholders' Equity (Deficit)
							Additional Paid-in Capital				Noncontrolling Interest Amount
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	34,999.5	$57,010	1,000	$1	—	—	—	$(16,707)	$178	$(16,528)	$930	$(15,598)
Dividends accrued on redeemable preferred stock	—	9,151	—	—	—	—	—	(9,151)	—	(9,151)	—	(9,151)
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(254)	(254)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	15,870	—	15,870	390	16,260
Foreign currency translation	—	—	—	—	—	—	—	—	(214)	(214)	(188)	(402)

Comprehensive income (loss)												15,858

Balance at December 31, 2011	34,999.5	$66,161	1,000	$1	—	$—	—	$(9,988)	$(36)	$(10,023)	$878	$(9,145)

Dividends accrued on redeemable preferred stock	—	2,509	—	—	—	—	—	(2,509)	—	(2,509)	—	(2,509)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	(2,494)	—	(2,494)	185	(2,309)
Foreign currency translation	—	—	—	—	—	—	—	—	86	86	38	124

Comprehensive income (loss)												(2,185)

Balance at March 31, 2012	34,999.5	$68,670	1,000	$1	—	$—	—	$(14,991)	$50	$(14,940)	$1,101	$(13,839)

        The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net income (loss)	$(2,309)	$(8,219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,049	1,343
Deferred income taxes	(1,789)	3,557
Non-cash interest on subordinated notes	1,174	419
Non-cash interest on tax contingencies	—	84
Amortization of debt issuance costs	284	170
Changes in operating assets and liabilities:
Accounts receivable	(1,902)	5,082
Aircranes and support parts in process	3,404	(1,610)
Prepaid expenses and other	(1,879)	(456)
Income tax receivable	(186)	—
Aircrane support parts, net	(7,697)	(8,145)
Accounts payable	3.196	(1,247)
Accrued and other current liabilities	3,248	(3,501)
Income taxes payable	521	(3,948)
Other long-term liabilities	(369)	223

Net cash provided by (used in) operating activities	(2,255)	(16,248)

Cash flows from investing activities:
Purchases of Aircranes, property, plant, and equipment	(1,812)	(3,086)
Restricted cash	(13)	—
Increase (decrease) in other assets	160	—

Net cash provided by (used in) investing activities	(1,665)	(3,086)

Cash flows from financing activities:
Borrowings of long-term debt	62,983	91,062
Repayments of long-term debt	(57,906)	(68,896)
Debt issuance costs	—	(195)

Net cash provided by (used in) financing activities	5,077	21,971

Effect of foreign currency exchange rates on cash and cash equivalents	4	(537)

Net increase (decrease) in cash and cash equivalents	1,161	2,100
Cash and cash equivalents at beginning of period	268	1,928

Cash and cash equivalents at end of period	$1,429	$4,028

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$782	$1,246
Net cash paid (received) during period for income taxes	$(43)	$136

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of the Business

        The consolidated financial statements include the accounts of Erickson Air-Crane Incorporated ("EAC") and its subsidiaries and affiliated companies: CAC Development Ltd. ("Canada"), Canadian Air-Crane Ltd. ("CAC"), Erickson Air-Crane Malaysia Sdn. Bhd. ("EACM"), European Air-Crane S.p.A. ("EuAC"), and Dutch Air-Crane B.V. ("DAC") (collectively referred to as the "Company"). At March 31, 2012, EuAC owned a 60% equity interest in Societa Italiania de Manutenzioni Aeroautiche S.p.A. ("SIMA"), which is an aircraft maintenance organization located in Lucca, Italy. Additionally, EACM owned a 49% equity interest in Layang-Layang Services Sdn. Bhd., which provides aircraft rental services in Malaysia.

        On September 27, 2007, Stonehouse Erickson Investment Co. LLC and Stonehouse Erickson Management Co. LLC (together "Stonehouse") and ZM EAC LLC acquired 100% of the outstanding common stock of EAC. On January 8, 2010, ZM Private Equity Fund I, L.P. and ZM Private Equity Fund II, L.P. purchased the interests of the Stonehouse entities.

        In April 2012, the Company completed its initial public offering ("IPO") of common stock in which a total of 4,800,000 shares of common stock were sold and issued, including 1,050,000 shares purchased by the existing stockholders of the Company, at an issue price of $8.00 per share. The Company raised a total of $38.4 million in gross proceeds from the IPO, or approximately $31.9 million in net proceeds after deducting underwriting discounts and commissions of $2.1 million and estimated other offering costs of $4.4 million. Upon the closing of the IPO, all shares of the Company's redeemable preferred stock and all shares of the Company's Class A common stock outstanding automatically converted into an aggregate of 4,802,970 shares of the Company's common stock. Proceeds received were used to pay down indebtedness under the Company's revolving credit facility.

        As of March 31, 2012, the Company owned and operated a fleet of thirteen S-64E and four S-64F model Aircranes which are used in timber harvesting, firefighting, and construction operations predominantly in North America, South America, Europe, Southeast Asia, and Australia. Eight of the Aircranes were deployed outside of North America as of March 31, 2012.

        The Company owns the Type Certificate and Production Certificate for the S-64 Aircrane which gives it the authorization to convert, remanufacture, and manufacture S-64 Aircranes for its own use or to sell to third parties. The Company holds a Type Certificate issued by the European Aviation Safety Agency ("EASA") certifying the S-64F model which allows the Aircrane to be sold to third parties in the European Union. The Company also holds a Repair Station Certificate which allows it to repair and overhaul airframes and components for Aircranes and other aircraft.

Note 2—Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts and transactions of all majority owned subsidiaries and variable interest entities in which the Company is the primary beneficiary. In presenting these unaudited consolidated financial statements, management makes estimates and assumptions that affect reported amounts of assets and liabilities and related disclosures, and disclosure of contingent assets and liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates, by their nature, are based on judgments and available information at the time. As such, actual results could differ from those estimates. In management's opinion, the unaudited consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

contain all normal recurring adjustments necessary for a fair presentation of interim results reported. The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the "SEC"). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted; however, the unaudited consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of December 31, 2011 included in the Company's Registration Statement on Form S-1/A filed with the SEC on April 10, 2012.

        The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRSs." This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for "Level 3" measurements including enhanced disclosure for: (1) the valuation process used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance was effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. This guidance will only impact the Company's "Level 3" disclosures. The Company has adopted the provisions of this standard and noted no material impact on the financial condition or results of operations of the Company.

        In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." Under the amendments in ASU 2011-05 "Presentation of Comprehensive Income," entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in ASU 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in ASU 2011-12 supersede changes to those paragraphs in ASU 2011-05 that pertain to how, when, and where reclassification adjustments are presented. ASU 2011-12 was issued to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Basis of Presentation (Continued)

income on the components of net income and other comprehensive income for all periods presented. On January 1, 2012 the Company adopted the provisions of this standard and noted no material impact on the financial condition or results of operations of the Company.

        In December 2011, the FASB issued an accounting standards update to ASC 210-20, Offsetting, requiring new disclosures about financial instruments and derivative instruments that are either offset by or subject to an enforceable master netting arrangement or similar agreement. The standards update is effective for fiscal years beginning after December 15, 2012. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Note 3. Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Trade accounts receivable	$28,533	$26,432
Other receivables	780	572
Less: Allowance for doubtful accounts	(592)	(476)

	$28,721	$26,528

        The Company had bad debt expense in the three months ended March 31, 2012 and 2011 of $0.1 million, and zero, respectively.

        The following is a summary of customers that accounted for at least 10% of the Company's sales in the three months ended March 31, 2012 or 2011:

	Percentage of Revenues
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Helicorp (Australia)	26.7%	40.9%
Italian Ministry of Civil Protection	17.0%	21.8%

	43.7%	62.7%

        The Company performs ongoing credit evaluations of its customers and believes it has made adequate provisions for potential credit losses. The Company does not generally require collateral on accounts receivable; however, under certain circumstances, the Company obtains a letter of credit or requires prepayment prior to performing services. The Company estimates its allowance for doubtful accounts using a specific identification method based on an evaluation of payment history, the customer's credit situation, and other factors. At March 31, 2012, three customers made up 55.0% of the Company's accounts receivable balance. At December 31, 2011, three customers made up 52.5% of the Company's accounts receivable balance. Allowance for doubtful accounts was $0.6 million and $0.5 million at March 31, 2012 and December 31, 2011, respectively.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Accounts Receivable and Allowance for Doubtful Accounts (Continued)

        The accounts receivable attributable to the following customers represented the percentage of total accounts receivable as set forth in the table below:

	Percentage of Total Accounts Receivable
	As of March 31, 2011	As of December 31, 2011
Italian Ministry of Civil Protection	29.8%	18.9%
Hellenic Fire Brigade (Greece)	20.6%	21.6%
Helicorp (Australia)	4.6%	12.0%

	55.0%	52.5%

Note 4. Aircranes and Support Parts in Process and Aircrane Support Parts, net

        Aircranes and support parts in process consist of Aircranes in various stages of production. At March 31, 2012, the balance included one completed Aircrane. At December 31, 2011, the balance included one completed Aircrane and one substantially completed Aircrane. During the three months ended March 31, 2012, significant parts and components from the Aircrane that was substantially completed at year-end were placed into the Company's aicrane support parts inventory to support the Company's fleet for the upcoming fire season.

        Aircrane support parts consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Aircrane parts	$59,924	$50,572
Major component overhauls	31,884	30,777
Work-in-process	22,846	25,593
Less: Excess and obsolete reserve	(5,065)	(5,050)

	$109,589	$101,892

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Accrued and Other Current Liabilities

        Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Payroll and related taxes	$4,693	$3,627
Customer advance payments	4,391	4,326
Cost per Hour	3,243	2,770
Advance from Cambiano	1,322	1,284
Warranty	661	1,015
Interest	380	58
Other	5,984	4,197

Total	$20,674	$17,277

Note 6. Long-Term Debt

Credit Facilities

        At the end of June 2010, the Company entered into a Credit Agreement (the "Credit Agreement") with a bank syndicate led by Wells Fargo Bank, National Association (Wells Fargo), which consisted of up to $132.5 million in senior credit facilities, including a $65.0 million term loan facility and a revolving credit facility of up to $67.5 million. The Company initially amended the Credit Agreement effective December 31, 2010. Subsequent amendments were entered into on May 19, 2011 and June 30, 2011. Absent these amendments, the Company would not have been in compliance with the covenants in the Credit Agreement at December 31, 2010 and March 31, 2011.

        The $67.5 million revolving credit facility has a $30.0 million sublimit to be used for issuance of letters of credit and a $10.0 million sublimit for swingline loans. Subject to the terms of the Credit Agreement, including lender approval, the Company may request an increase in the senior credit facility of up to $50.0 million. A request for an increase must be in a minimum amount of $10.0 million and the Company may request an increase no more than three times during the term of the senior credit facilities.

        The interest rate on the senior credit facilities is calculated based on LIBOR or a base rate. The base rate is the higher of the federal funds rate plus 150 basis points, the prime rate as quoted by Wells Fargo, or LIBOR plus 150 basis points. The interest rate is calculated as LIBOR or base rate plus a LIBOR margin or base rate margin, respectively. Margin rates are tied to the total senior debt leverage covenant (Funded Indebtedness to Bank EBITDA) per the Company's Credit Agreement. LIBOR margin ranges between 2.75% and 5.00% and base rate margin ranges between 1.75% and 4.00%. The Company pays a quarterly unused commitment fee between 0.375% and 0.625% and fees between 2.75% and 5.00% on outstanding letters of credit, both of which are based on the level of the Funded Indebtedness to Bank EBITDA ratio.

        The senior credit facilities contain several affirmative and negative covenants customary for similar senior credit facilities, including a leverage ratio test based on maximum senior Funded Indebtedness (excluding subordinated debt) to Bank EBITDA, a minimum fixed charge coverage ratio, and a minimum tangible net worth test for certain periods in 2012. The indebtedness under the senior credit

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Long-Term Debt (Continued)

facilities is secured by liens on substantially all of the Company's assets, including the Company's interests in its subsidiaries, the Company's real and personal property, and interests in property and proceeds thereof, including, but not limited to, intangible assets, the type certificates and supplemental type certificates for the Company's aircraft.

        The outstanding balance under the revolving credit facility at March 31, 2012 and December 31, 2011, excluding letters of credit, was $58.5 million and $51.8 million, respectively. These amounts were classified as long-term debt based on the maturity date of the respective credit agreements. The weighted average interest rate for borrowings under the revolving credit facility for the three months ended March 31, 2012 and March 31, 2011 was 4.03% and 5.50%, respectively. The borrowing rate at March 31, 2012 and December 31, 2011 was 4.66% and 3.61%, respectively. The Company had $2.3 million outstanding standby letters of credit issued as of March 31, 2012 and December 31, 2011. Borrowing availability was $6.7 million and $13.4 million as of March 31, 2012 and December 31, 2011, respectively.

        The weighted average interest rate for the term loan borrowings for the three months ended March 31, 2012 and 2011 was 3.27% and 4.82%, respectively. At March 31, 2012 and December 31, 2011 the outstanding balance under the term loan facility was $53.6 million and $55.3 million, respectively. The borrowing rate at March 31, 2012 and December 31, 2011 was 3.30% and 3.17%, respectively.

Working Capital Guarantee Credit Agreement

        On June 30, 2011, in connection with an amendment to the Credit Agreement, the Company obtained a separate line of credit with Wells Fargo for up to $10.0 million (the "Working Capital Guarantee Credit Agreement"), pursuant to which Wells Fargo issues standby letters of credit to certain of the Company's non-domestic customers for the purpose of assuring the Company's performance of its obligations to such customers. The standby letters of credit are required to be collateralized by funds obtained from the Company from promissory notes to ZM Private Equity Fund I, L.P. in the initial principal amount of $700,000 and to ZM Private Equity Fund II, L.P. in the initial principal amount of $300,000 at a rate of 20% per annum. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. As of March 31, 2012 and December 31, 2011 the Company had $8.8 million and $8.6 million, respectively, in outstanding letters of credit under this line of credit.

Subordinated Notes

        The Company was party to a Second Lien Credit Agreement with ZM Private Equity Fund II, L.P., as Administrative Agent, pursuant to which the Company borrowed $20.0 million (the "Second Lien Debt"), which had a maturity date of April 1, 2013. The lenders included ZM Private Equity Fund II, L.P. and 10th Lane Finance Co., LLC, which are affiliates of the Company through common ownership. Under the Second Lien Credit Agreement interest was payable quarterly and was calculated based on three-month LIBOR plus 8.00%.

        On June 30, 2010, concurrent with the refinancing of the Company's senior debt, the Company used proceeds from the senior credit facilities to partially pay-down $11.5 million of its $20.0 million

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6. Long-Term Debt (Continued)

Second Lien Debt, with the remaining $8.5 million being exchanged for unsecured subordinated promissory notes. On June 30, 2010, the Company also paid accrued interest of $0.4 million and an early termination fee of $0.2 million related to the Second Lien Debt.

        The interest rate on the unsecured subordinated promissory notes is 20.0% per annum. No periodic principal or interest payments are required and the promissory notes mature on June 30, 2015. Interest payments are accrued to principal on a quarterly basis. The promissory notes can be prepaid at any time prior to maturity, at the Company's option, at the original principal amount plus accrued interest without any prepayment penalties, subject to limitations under the Company's credit agreement.

        On June 30, 2011, in connection with an amendment to the Credit Agreement, an additional $10.0 million of unsecured subordinated promissory notes were obtained from ZM Private Equity Funds I and II, L.P. at a rate of 20.0% per annum. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement as disclosed above, ZM Private Equity Funds I and II issued $1.0 million in unsecured subordinated promissory notes.

        The weighted average interest rate for the quarter ended March 31, 2012 and 2011 was 20.0% and 20.0%, respectively. The borrowing rate was 20.0% and 20.0% and the balance was $24.7 million and $23.5 million at March 31, 2012 and December 31, 2011, respectively. Upon completion of the Company's initial public offering in April of 2012, the interest rate on the subordinated notes was adjusted from 20.0% per annum to 10.0% per annum.

        Total debt outstanding was as follows (in thousands):

	March 31, 2012	December 31, 2011
Term Debt	$53,625	$55,250
Revolving Line of Credit	58,483	51,783
Subordinated Notes	24,710	23,537

	$136,818	$130,570

        On July 29, 2008, EuAC entered into an Agreement with Banca Di Credito Cooperativo Di Cambiano ("Cambiano") whereby Cambiano periodically advances European Air-Crane up to €6.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. At March 31, 2012 and December 31, 2011, there were €4.1 million and €2.6 million in advances outstanding, respectively, under this arrangement included within accounts payable and accrued liabilities. The agreement may be canceled by either party at any time.

        On August 4, 2008, EuAC executed a bank guarantee and pledged €3.0 million as restricted cash in connection with a performance guarantee for a four-year leasing contract in Italy; these restrictions will expire in June 2013. Following receipt of the restricted cash, Cambiano issued a letter of credit for the performance bond.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Income Taxes

        The Company's effective income tax rate for the three month period ended March 31, 2012 and 2011 was 38.9% and 2.7% respectively. The Company's effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

        In accounting for income taxes, the Company recognizes deferred tax assets if realization of such assets is more likely than not. The Company believes, based on factors including, but not limited to, the ability to generate future taxable income from reversing taxable temporary differences and forecasts of financial and taxable income or loss by jurisdiction, that as of March 31, 2012 it is more likely than not that the Company will realize all of its deferred tax assets, including its net operating loss carry forwards. The Company's utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382.

        As of March 31, 2012, there have been no material changes to the Company's uncertain tax position disclosure as provided at December 31, 2011. It is the Company's policy to recognize interest and penalties related to uncertain tax positions in Other income (expense).

Note 8. Redeemable Preferred Stock and Stockholders' Equity

        As of March 31, 2012, the Company was authorized to issue two classes of stock to be designated as "Common Stock" and "Preferred Stock." The total number of shares the Company was authorized to issue was 72,300 shares: (i) 2,300 shares of which were Common Stock, $0.0001 par value per share, and (ii) 70,000 shares of which were Preferred Stock, $0.0001 par value per share. For Common Stock, 2,000 shares were designated "Class A Common Stock" and 300 shares were designated "Class B Common Stock." All 70,000 shares of Preferred Stock are designated "Series A Redeemable Preferred Stock." On September 27, 2007, the Company issued 1,000 shares of Class A Common Stock at $0.50 per share and 34,999.5 shares of Preferred Stock issued at $1,000 per share.

        In April 2012, the Company completed its initial public offering ("IPO") of common stock. In connection with the IPO, the Company amended its articles of incorporation to authorize the Company to issue 110,000,000 shares of Common Stock and up to 10,000,000 shares of Preferred Stock. Upon the closing of the IPO, all outstanding shares of Redeemable Preferred Stock and all outstanding shares of Class A Common Stock automatically converted into an aggregate of 4,802,970 shares of the Company's common stock.

        The Board of Directors is authorized, at any time, to provide for the issuance of shares of Preferred Stock, in one or more series with such designations, preferences and rights, and such qualifications, limitations and restrictions, as shall be set forth in the resolutions of the Board of Directors providing for the issuance thereof.

Note 9. Reportable Segments

        ASC 280-10-50—Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Reportable Segments (Continued)

making operating decisions and assessing financial performance. Based on the nature of its products and services, the Company operates in two business segments: Aerial Services; and Manufacturing, Repair, and Overhaul ('MRO").

        The accounting policies of the Company's business segments are the same as those described in the summary of significant accounting policies included elsewhere herein.

        Revenue and gross profit by segment are the main metrics used by the chief operating decision maker, management team and the board of directors of the Company to plan, forecast and review the Company's business performance.

        The following table sets forth information about the Company's operations by its two reportable segments and by geographic area. Amounts identified as "Corporate" are assets or expenses that are not allocated to a specific segment:

Revenue by Reportable Segment (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net revenues:
Aerial Services	$25,108	$18,727
Manufacturing / MRO	2,501	1,648

Total net revenues	$27,609	$20,375

Gross Profit by Reportable Segment (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Gross profit:
Aerial Services	$3,258	$177
Manufacturing / MRO	782	193

Total gross profit	$4,040	$370

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Reportable Segments (Continued)

Assets by Reportable Segment (in thousands):

	March 31, 2012	December 31, 2011
Assets:
Aerial Services	$112,271	$109,229
Manufacturing / MRO	100,830	97,549
Corporate	32,423	27,133

Total assets	$245,524	$233,911

Revenue by Geographic Area (in thousands):

        For the Aerial Services business segment, revenues are attributed to geographic area based on the country where the services were performed; for the Manufacturing / MRO business segment, revenues are attributed to geographic area based on the country in which the customer is located.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net revenues:
North America	$8,752	$4,545
South America	3,503	—
Europe	4,701	5,036
Asia	3,268	2,458
Australia	7,385	8,336

Total net revenues	$27,609	$20,375

Note 10. Commitments and Contingencies

Environmental Remediation Matters

        The Company is continuing to participate in remediating environmental damage resulting from the identification of hazardous substances at its Central Point, Oregon facility. Under the Asset Purchase Agreement with Erickson Group, Ltd. ("Erickson Group"), a previous owner of the Company, Erickson Group agreed to bear the financial responsibility for the payment of the first $1.5 million of the cleanup costs. Erickson Group and the Company agreed to each bear one-half of the financial responsibility for the payment of the next $1.0 million of cleanup costs, and any aggregate costs in excess of $2.5 million will be the sole responsibility of Erickson Group. Erickson Group is responsible for directing and controlling the remediation efforts. Since 2000, the Company has paid $0.4 million to Erickson Group for a portion of its exposure on the $0.5 million layer of financial responsibility and has recorded a liability for the remaining $0.1 million exposure on its remaining share. Environmental consultants indicate that the Central Point site may require monitoring for another 20 years; therefore, the Company believes the full amount of its financial share will ultimately be paid.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Commitments and Contingencies (Continued)

Put Option

        A significant customer holds the right to exercise a put option that would, if exercised, require the Company to repurchase on July 31, 2013 the S-64 Aircrane the Company sold to the customer in 2009. The original sales agreement, dated May 27, 2009, included the right of the customer to put the aircraft back to the Company on January 30, 2013 for its then fair market value, and provided a minimum and maximum price. Management believes an anticipated range of fair value, based upon the Company's experience and industry knowledge, should be between $10.0 million and $18.0 million.

Legal Proceedings

        In the ordinary course of business, the Company is party to various legal proceedings. The Company reviews these actions on an ongoing basis to determine whether it is probable that a loss has occurred and uses that information when making accrual and disclosure decisions. The Company has not established reserves or possible ranges of losses related to these proceedings because, at this time in the proceedings, the matters do not relate to a probable loss and / or the amounts are not reasonably estimable.

Note 11. Related Party Transactions

Second Lien Debt

        The Company was party to a Second Lien Credit Agreement (the "Second Lien Credit Agreement") with ZM Private Equity Fund II, L.P, as Administrative Agent, pursuant to which the Company borrowed $20.0 million, and which had a maturity date of April 1, 2013. Lenders of the loan facility included ZM Private Equity Fund II, L.P. and 10th Lane Finance Co., LLC, which are affiliates of the Company through common ownership.

        On June 30, 2010, concurrent with the refinancing of the Company's senior debt, the Company used proceeds from the senior credit facilities to pay-down $11.5 million of its $20.0 million debt under the Second Lien Credit Agreement, and the remaining $8.5 million was exchanged for unsecured subordinated promissory notes. On June 30, 2010, the Company also paid accrued interest of $0.4 million and an early termination fee of $0.2 million related to the debt under the Second Lien Credit Agreement.

        On June 30, 2011, in connection with an amendment to the Credit Agreement, an additional $10.0 million of unsecured subordinated promissory notes were issued to ZM Private Equity Funds I and II, L.P. at a rate of 20.0% per annum, which is payable in kind by increasing the principal amount of such notes and is payable quarterly. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement, the Company issued $1.0 million in unsecured subordinated promissory notes to ZM Private Equity Funds I and II, L.P. at a rate of 20.0% per annum, which is payable in kind by increasing the principal amount of such notes and is payable quarterly. In connection with the IPO in April of 2012, the interest rate on the subordinated promissory notes was adjusted from 20.0% per annum to 10.0% per annum.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12. Derivative Instruments and Hedging Activities

        The Company has entered into a number of foreign currency forward contracts. The purpose of these transactions is to reduce the impact of future currency fluctuations related to anticipated cash receipts from expected future revenue that is denominated in a currency other than U.S. dollars. The change in the valuation of the foreign currency forwards portfolio is recorded within other income (expense) in the accompanying consolidated statements of operations.

        A summary of open foreign currency forward contracts at March 31, 2012 and December 31, 2011 are as follows (all contracts are obligations for the Company to deliver foreign currency—i.e., short positions) (in thousands):

Purpose/Maturity	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
March 31, 2012:
Italy—Aerial Operations maturing through December 2012	€ 1,748	$2,432	$2,335	$97
Greece—Aerial Operations maturing through December 2012	€ 13,718	18,772	18,311	461
Australia—Aerial Operations maturing through March 2013	AUD 8,698	8,474	8,701	(227)

		$29,678	$29,347	$331

Purpose/Maturity	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
December 31, 2011:
Italy—Aerial Operations maturing through December 2012	€ 2,848	$3,948	$3,702	$246
Greece—Aerial Operations maturing through December 2012	€ 13,718	18,789	17,790	999
Australia—Aerial Operations maturing through March 2013	AUD 17,848	16,417	17,746	(1,329)

		$39,154	$39,238	$(84)

        The Company's foreign currency forward contracts were measured at fair value within Level 2 of the fair value hierarchy at March 31, 2012 and December 31, 2011.

Note 13. Warranty Reserves

        Sales of Aircranes to third parties include limited warranty provisions that require the Company to remedy deficiencies in quality or performance of its products over a specified period of time, generally from two to five years depending on the type of part, component or airframe, including technical assistance services. Warranty reserves are established at the time that revenue is recognized at levels that represent the estimate of the costs that will be incurred to fulfill those warranty requirements and is included in accrued and other current liabilities in the financial statements. Warranty reserves may be adjusted periodically to sustain levels representing the estimate of the costs to fulfill those warranty requirements over the remaining life of the warranty.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Warranty Reserves (Continued)

        There was no warranty expense for the three months ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011 the warranty reserve was $0.7 million and $1.0 million, respectively.

Note 14. Variable Interest Entity

        An entity is generally considered a Variable Interest Entity (VIE) that is subject to consolidation under ASC 810—Consolidation, if the total equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; or as a group, the holders of the equity investment at risk lack any one of the following characteristics: (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity's economic performance; (b) the obligation to absorb expected losses of the entity; (c) the right to receive the expected residual returns of the entity.

        European Air-Crane, S.p.A. ("EuAC") is 49% owned by Erickson Air-Crane, Incorporated ("EAC"); 49% owned by Grupo Inaer ("Inaer" formerly Elilario Italia S.p.A.); and 2% owned by Fiduciaria Centro Nord ("FCN"). EAC provided FCN with the financial means to purchase and transfer the shares of EuAC, in exchange for the patrimonial and administrative rights derived from the shares. These rights include the right to decide whether and how to vote in shareholders' meetings and the right to decide whether, when and to whom the shares should be transferred and endorsed.

        The Company believes that EuAC is a VIE and that the Company is the primary beneficiary of the VIE through its ability to make decisions about the entity's activities, the exposure to the expected losses of the entity if they occur, and the right to receive the expected residual returns of the entity if they occur. As such, the consolidated financial statements include the balances of EuAC. Noncontrolling interest of $1.1 million and $0.9 million relates to the other owners' stockholdings and is reflected in stockholders' equity in the accompanying consolidated balance sheet at March 31, 2012 and December 31, 2011, respectively.

Note 15. Seasonality

        The Company's Aerial Services operations in any given location are seasonal and depend on prevailing weather conditions. The Company's flight hours are substantially reduced in winter or monsoon seasons. The global deployment of the Company's helicopters and crews helps to limit the effect of seasonality, but the Company's Aerial Services operations tend to peak in June through October and to be at a low point in January through April. Due to the seasonality of the Company's business, the Company often has unabsorbed costs in the first quarter and the fourth quarter which could lead to negative reported gross profit in these quarters.

Note 16. Subsequent Events

        In accordance with ASC 855 "Subsequent Events," the Company has evaluated subsequent events through the date the financial statements were available to be issued and any events have been properly disclosed in the financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this quarterly report on Form 10-Q.

        Some of the statements contained in this Form 10-Q and any documents incorporated herein by reference constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements which relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, such as statements regarding our future financial condition or results of operations, our prospects and strategies for future growth, the development and introduction of new products, and the implementation of our marketing and branding strategies. In many cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "predicts," "potential" or the negative of these terms or other comparable terminology.

        The forward-looking statements contained in this Form 10-Q and any documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in "Risk Factors" and elsewhere in this report.

        The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date of this Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this Form 10-Q. Except as required by applicable securities law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

        We specialize in the operation and manufacture of the Erickson S-64 Aircrane, or the Aircrane, a versatile and powerful heavy-lift helicopter. The Aircrane has a lift capacity of up to 25,000 pounds and is the only commercial aircraft built specifically as a flying crane without a fuselage for internal load. The Aircrane is also the only commercial heavy-lift helicopter with a rear load-facing cockpit, combining an unobstructed view and complete aircraft control for precision lift and load placement capabilities. We own and operate a fleet of 17 Aircranes which we use to support a wide variety of government and commercial customers worldwide across a broad range of critical aerial services including firefighting, timber harvesting, infrastructure construction, and crewing. We refer to this segment of our business as Aerial Services. We also manufacture Aircranes and related components for sale to government and commercial customers and provide aftermarket support and maintenance, repair and overhaul services for the Aircrane and other aircraft. We refer to this segment of our business as Manufacturing / MRO.

        In our Aerial Services segment, we typically lease our Aircranes to customers and provide associated crewing and maintenance services. Through our Manufacturing / MRO segment we manufacture Aircranes from existing airframes, manufacture new components on a contract basis, and provide customers with MRO services. We also offer cost per hour, or Cost Per Hour ("CPH"), contracts pursuant to which we provide components and expendable supplies for a customer's aircraft at a fixed cost per flight hour.

Our Operating Revenue

        Aerial Services.    Our Aerial Services revenue is derived primarily from contracts with government and commercial customers who use our services for firefighting, timber harvesting, infrastructure construction projects, and crewing services.

        Manufacturing / MRO.    Our Manufacturing / MRO revenue is derived from the sale of Aircranes, from the sale of aircraft components, and from providing MRO and CPH services to various customers.

        In the three months ended March 31, 2012, our Aerial Services and Manufacturing / MRO segments generated revenues of $25.1 million and $2.5 million, respectively, and in the three months ended March 31, 2011, our Aerial Services and Manufacturing / MRO segments generated revenues of $18.7 million and $1.6 million, respectively.

Our Operating Expenses

        Cost of Revenues.    Our cost of revenues consists of purchased materials; consumed inventory; plant labor and overhead; aviation fuel; aircraft insurance; contract specific expenses associated with operating in various geographies; shipping costs for transporting our Aircranes; depreciation and amortization of our Aircranes, plant, property, and equipment; and pilot and field mechanic wages, benefits, and other related costs.

        Selling and Marketing.    Our selling and marketing expenses consist primarily of compensation, benefits, and travel related costs for sales and marketing employees and fees paid to contractors and consultants. Also included are expenses for trade shows, customer demonstrations, and public relations and other promotional and marketing activities, as well as cost of bad debts.

        Research and Development.    Our research and development expenses consist primarily of wages, benefits, and travel costs for our engineering employees and fees paid to contractors and consultants. Also included are expenses for materials needed to support research and development efforts and expenses associated with testing and certification.

        General and Administrative.    Our general and administrative expenses consist primarily of wages, benefits, and travel costs for general and administrative employees and fees paid to contractors and consultants in executive, finance, accounting, information technology, human resources, and legal roles, including employees in our foreign subsidiaries involved in these activities. Also included are expenses for legal, accounting, and other professional services and bank fees.

        Other Income (Expense), Net.    Our other income (expense), net consists primarily of the interest paid on outstanding indebtedness, realized/unrealized foreign exchange gains and losses, amortization of debt issuance costs, and interest related to tax contingencies, as well as certain other charges and income, such as legal settlements, gain and loss on the disposal of equipment, amortization and write-off of deferred financing fees, and insurance settlements. With regard to foreign exchange gains and losses, our operations in foreign countries are partially self-hedged, with the majority of our European, Canadian, Australian and Asian contracts having both revenues and local expenses paid in the local currency; in addition, some of our contracts provide for rate adjustments based on changes in currency exchange rates. For currency exposure that is not self-hedged, we sometimes enter into forward contracts to reduce our currency risk.

Results of Operations

Three Months Ended March 31, 2012 and 2011

        The following table presents our consolidated operating results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

(Dollars in thousands)	Three Months Ended March 31, 2012	% of Revenues	Three Months Ended March 31, 2011	% of Revenues	Change	% Change
Net revenues:
Aerial Services	$25,108	90.9	$18,727	91.9	$6,381	34.1
Manufacturing / MRO	2,501	9.1	1,648	8.1	853	51.8

Total revenues	27,609	100.0	20,375	100.0	7,234	35.5
Cost of revenues:
Aerial Services	21,850	87.0 (1)	18,550	99.1 (1)	3,300	17.8
Manufacturing / MRO	1,719	68.7 (1)	1,455	88.3 (1)	264	18.1

Total cost of revenues	23,569	85.4	20,005	98.2	3,564	17.8

Gross profit
Aerial Services	3,258	13.0 (1)	177	0.9 (1)	3,081	NM (2)
Manufacturing / MRO	782	31.3 (1)	193	11.7 (1)	589	NM (2)

Total gross profit	4,040	14.6	370	1.8	3,670	NM (2)
Operating expenses:
General and administrative	2,881	10.4	3,870	19.0	(989)	(25.6)
Research and development	953	3.5	873	4.3	80	9.2
Selling and marketing	1,861	6.7	2,107	10.3	(246)	(11.7)

Total operating expenses	5,695	20.6	6,850	33.6	(1,155)	(16.9)

Income (loss) from operations	(1,655)	(6.0)	(6,480)	(31.8)	4,825	(74.5)
Other income (expense), net:
Interest expense, net	(2,265)	(8.2)	(1,789)	(8.8)	(476)	26.6
Other income (expense), net	142	0.5	(181)	(0.9)	323	NM (2)

Total other income (expense)	(2,123)	(7.7)	(1,970)	(9.7)	(153)	7.8

Net income (loss) before income taxes and noncontrolling interest	(3,778)	(13.7)	(8,450)	(41.5)	4,672	(55.3)
Income tax expense (benefit)	(1,469)	(5.3)	(231)	(1.1)	(1,238)	NM (2)

Net income (loss)	(2,309)	(8.4)	(8,219)	(40.3)	5,910	(71.9)
Less: Net (income) loss related to noncontrolling interest	(185)	(0.7)	(307)	(1.5)	122	(39.7)

Net income (loss) attributable to Erickson Air-Crane Incorporated	(2,494)	(9.0)	(8,526)	(41.8)	6,032	(70.7)
Dividends on Series A Redeemable Preferred Stock	2,509	9.1	2,137	10.5	372	17.4

Net income (loss) attributable to common stockholders	$(5,003)	(18.1)	$(10,663)	(52.3)	$5,660	(53.1)

(1)
Percentage of net revenues of segment.

(2)
We use the abbreviation "NM" to refer to changes that are not meaningful.

Revenues

        Consolidated revenues increased by $7.2 million, or 35.5%, to $27.6 million in the first quarter of 2012 from $20.4 million for the first quarter of 2011. The increase in revenues was attributable to a $6.4 million increase in Aerial Services revenues and a $0.9 million increase in Manufacturing / MRO revenues compared to the 2011 period.

(Dollars in thousands)	Three Months Ended March 31, 2012	% of Revenues	Three Months Ended March 31, 2011	% of Revenues	Change	% Change
Net revenues:
Aerial Services	$25,108	90.9	$18,727	91.9	$6,381	34.1
Manufacturing / MRO	2,501	9.1	1,648	8.1	853	51.8

Total revenues	$27,609	100.0	$20,375	100.0	$7,234	35.5

        Aerial Services.    Aerial Services revenues increased by $6.4 million, or 34.1%, to $25.1 million in the first quarter of 2012 from $18.7 million in the first quarter of 2011. This increase was due in part to a 67.9% increase in revenue flight hours for Aerial Services during the first quarter of 2012 to 1,565 hours from 932 hours in the first quarter of 2011.

        The following are our revenues and revenue flight hours by type of service for the first quarter of 2012 and 2011:

(Dollars in thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Change	% Change
Aerial Services Revenues:
Firefighting	$7,540	$8,383	$(843)	(10.1)
Timber Harvesting	5,839	4,455	1,384	31.1
Infrastructure Construction	7,128	1,433	5,695	NM
Crewing	4,601	4,456	145	3.3

Total Aerial Services revenues	$25,108	$18,727	$6,381	34.1

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Change	% Change
Aerial Services Revenue Flight Hours:
Firefighting	75	29	46	158.6
Timber Harvesting	687	599	88	14.7
Infrastructure Construction	525	122	403	NM
Crewing	278	182	96	52.7

Total Aerial Services revenue flight hours	1,565	932	633	67.9

  •
  Firefighting revenues decreased by $0.8 million, or 10.1%, to $7.5 million in the first quarter of 2012 from $8.4 million in the first quarter of 2011. This decrease was largely due to fewer contract extensions in Australia in the first quarter of 2012 compared to the first quarter of 2011.

  •
  Timber Harvesting revenues increased by $1.4 million, or 31.0%, to $5.8 million in the first quarter of 2012 from $4.5 million in the first quarter of 2011. This increase was primarily due to increased revenues from a Canadian customer in the first quarter of 2012 and to increased flight hours primarily due to earlier contract starts in the first quarter of 2012 as compared to the first quarter of 2011.

  •
  Infrastructure Construction revenues increased by $5.7 million to $7.1 million in the first quarter of 2012 from $1.4 million in the first quarter of 2011. This increase was primarily due to longer duration jobs in Canada and the United States and first quarter 2012 revenues from new customers in Brazil and Peru.

  •
  Crewing revenues increased by $0.1 million, or 3.3%, to $4.6 million in the first quarter of 2012 from $4.5 million in the first quarter of 2011.

        Manufacturing / MRO.    Manufacturing / MRO revenue increased by $0.9 million, or 51.8%, to $2.5 million in the first quarter of 2012 from $1.6 million in the first quarter of 2011. This increase was primarily due to higher flight hours on our CPH contract in Italy and higher MRO revenues due to demand from both S-64 and component manufacturing customers.

Gross Profit

        Consolidated gross profit increased by $3.7 million to $4.0 million in the first quarter of 2012 from $0.4 million in the first quarter of 2011. The increase was attributable to an increase in Aerial Services gross profit of $3.1 million and an increase in Manufacturing / MRO gross profit of $0.6 million in the first quarter of 2012, compared to the first quarter of 2011.

(Dollars in thousands)	Three Months Ended March 31, 2012	% of Related Revenues	Three Months Ended March 31, 2011	% of Related Revenues	Change	% Change
Gross profit
Aerial Services	$3,258	13.0	$177	0.9	$3,081	NM
Manufacturing / MRO	782	31.3	193	11.7	589	NM

Total gross profit	$4,040	14.6	$370	1.8	$3,670	NM

        Aerial Services.    Aerial Services gross profit increased by $3.1 million to $3.3 million in the first quarter of 2012 from $0.2 million in the first quarter of 2011. Gross profit margin was 13.0% in the first quarter of 2012 compared to 0.9% in the first quarter of 2011. The revenue increase of $6.4 million for the first quarter of 2012 compared to the first quarter of 2011 was the primary reason for the gross profit improvement. Certain costs of Aerial Services revenues are fixed in nature, and the increase in flight hour revenues directly benefitted our operating margins and results. Savings from reduced maintenance costs in the first quarter of 2012 were primarily offset by increased accrued costs in the same period for mobilization of our aircraft from Australia to Europe and North America.

        Manufacturing / MRO.    Manufacturing / MRO gross profit increased by $0.6 million to $0.8 million in the first quarter of 2012 compared to $0.2 million in the first quarter of 2011. The revenue increase of $0.9 million for the first quarter of 2012 compared to the first quarter of 2011 was the primary reason for the gross profit improvement.

Operating Expenses

(Dollars in thousands)	Three Months Ended March 31, 2012	% of Revenues	Three Months Ended March 31, 2011	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$2,881	10.4	$3,870	19.0	(989)	(25.6)
Research and development	953	3.5	873	4.3	80	9.2
Selling and marketing	1,861	6.7	2,107	10.3	(246)	(11.7)

Total operating expenses	5,695	20.6	6,850	33.6	(1,155)	(16.9)

Income (loss) from operations	$(1,655)	(6.0)	$(6,480)	(31.8)	$4,825	(74.5)

        Operating expenses decreased by $1.2 million, or 16.9%, to $5.7 million in the first quarter of 2012 from $6.9 million in the first quarter of 2011. The change was primarily due to a decrease in legal expenses, coupled with a decrease in trade show expenses due to the timing of trade show spending in the first quarter of 2012 as compared to the first quarter of 2011.

Other Income (Expense), Net

(Dollars in thousands)	Three Months Ended March 31, 2012	% of Revenues	Three Months Ended March 31, 2011	% of Revenues	Change	% Change
Other income (expense), net:
Interest expense, net	$(2,265)	(8.2)	$(1,789)	(8.8)	$(476)	26.6
Other income (expense), net	142	0.5	(181)	(0.9)	323	NM

Total other income (expense), net	$(2,123)	(7.7)	$(1,970)	(9.7)	$(153)	7.8

        Total other income (expense), net increased by $0.2 million to $2.1 million of expense in the first quarter of 2012 from $2.0 million of expense in the first quarter of 2011. Interest expense, net increased by $0.5 million, to $2.3 million in the first quarter of 2012, from $1.8 million in the first quarter of 2011, due to an increase in our average outstanding borrowings, which were partially offset by a decrease in the effective interest rates on borrowings.

(Dollars in thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$390	$(62)	$452
Realized foreign exchange gain (loss)	(37)	(53)	16
Amortization of debt issuance costs	(284)	(170)	(114)
Interest expense related to tax contingencies	—	(84)	84
Other income (expense), net	73	188	(115)

Other income (expense), net	$142	$(181)	$323

        Other income (expense), net changed by $0.3 million, from a net expense of $0.2 million to a net income of $0.1 million in the first quarter of 2012. The unrealized foreign exchange gain in the first quarter of 2012 was primarily due to movement in the Euro hedge contracts outstanding in the first quarter of 2012.

Income Tax Expense (Benefit)

(Dollars in thousands)	Quarter Ended March 31, 2012	% of Revenues	Quarter Ended March 31, 2011	% of Revenues	Change	% Change
Net income (loss) before income taxes and noncontrolling interest	$(3,778)	(13.7)	(8,450)	(41.5)	4,672	(55.3)
Income tax expense (benefit)	(1,469)	(5.3)	(231)	(1.1)	(1,238)	NM

Net income (loss)	$(2,309)	(8.4)	(8,219)	(40.3)	5,910	(71.9)

        Income tax expense (benefit) changed by $1.2 million to a $1.5 million benefit in the first quarter of 2012 from a $0.2 million benefit in the first quarter of 2011. The change was due to a lower anticipated overall tax rate for 2011, coupled with a discrete item recorded in the first quarter of 2011. The discrete item was a result of a change in the tax rate applied to our deferred tax assets and liabilities.

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Three Months Ended March 31, 2012	% of Revenues	Three Months Ended March 31, 2011	% of Revenues	Change	% Change
Net income (loss)	$(2,309)	(8.4)	(8,219)	(40.3)	5,910	(71.9)
Less: Net (income) loss related to noncontrolling interest	(185)	(0.7)	(307)	(1.5)	122	(39.7)

Net income (loss) attributable to Erickson Air-Crane Incorporated	(2,494)	(9.0)	(8,526)	(41.8)	6,032	(70.7)
Dividends on Series A Redeemable Preferred Stock	2,509	9.1	2,137	10.5	372	17.4

Net income (loss) attributable to common stockholders	$(5,003)	(18.1)	$(10,663)	(52.3)	$5,660	(53.1)

        Net income (loss) attributable to Erickson Air-Crane Incorporated changed by $6.0 million to a $2.5 million net loss in the first quarter of 2012 from $8.5 million net loss in the first quarter of 2011, due to the changes in revenues, expenses, and taxes discussed above. Net income (loss) attributable to common stockholders changed by $5.7 million to net loss of $5.0 million in the first quarter of 2012 from a net loss of $10.7 million in the first quarter of 2011.

Seasonality

        Our Aerial Services operations in any given location are seasonal and depend on prevailing weather conditions. Our flight hours are substantially reduced in winter or monsoon seasons. The global deployment of our helicopters and crews helps to limit the effect of seasonality, but our Aerial Services operations tend to peak in June through October and to be at a low point in January through April. Due to the seasonality of our business, we often have unabsorbed costs in the first quarter and the fourth quarter which could lead to negative reported gross profit in these quarters.

Capital Resources and Liquidity

        Our primary sources of liquidity are current balances of cash and cash equivalents, cash flows from operations and borrowings available under our revolving credit facility. Our primary cash needs are capital expenditures, debt service payments and funding working capital requirements. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.

        We believe that our cash from operations and borrowings available to us under our revolving credit facility will be adequate to meet our liquidity needs, capital expenditure requirements and debt service payments for at least the next 12 months. Our cash from operations may be negatively affected by our customers in portions of Europe that have been significantly affected by the global recession, such as Greece and Italy, and existing or future accounts receivable may be uncollected if these customers experience curtailed government spending, as well as the other factors described in "Risk Factors" and elsewhere in this report. In addition, we may need to fund our debt service obligations or capital expenditures through the issuance of debt or equity securities or other external financing sources to the extent we are unable to fund such debt service obligations or capital expenditures out of our cash from operations.

        In April 2012, we completed our initial public offering of common stock in which we issued and sold a total of 4,800,000 shares of common stock, including 1,050,000 shares purchased by our existing stockholders, at an issue price of $8.00 per share. We raised a total of $38.4 million in gross proceeds from the initial public offering, or approximately $31.9 million in net proceeds after deducting underwriting discounts and commissions of $2.1 million and estimated other offering costs of $4.4 million. Upon the closing of the initial public offering, all outstanding shares of our Redeemable Preferred Stock and all outstanding shares of our Class A Common Stock automatically converted into an aggregate of 4,802,970 shares of our common stock. We used the proceeds to pay down indebtedness under our revolving credit facility.

        One of our significant customers holds the right to exercise a put option that would, if exercised, require us to repurchase on July 31, 2013 the Aircrane we sold to such customer in 2009. If the customer exercises this put option, we expect to pay the repurchase price with cash generated from operations and any currently available financing sources. If we are unable to fund the repurchase price out of our cash from operations or existing credit facility, we may need to fund the repurchase price through the issuance of debt or equity securities or other external financing sources.

        The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Change
Net cash provided by (used in) operating activities	$(2,255)	$(16,248)	$13,993
Net cash provided by (used in) investing activities	(1,665)	(3,086)	1,421
Net cash provided by (used in) financing activities	5,077	21,971	(16,894)
Foreign-currency effect on cash and cash equivalents	4	(537)	541

Net increase (decrease) in cash and cash equivalents	1,161	2,100	(939)
Cash and cash equivalents at beginning of period	268	1,928	(1,660)

Cash and cash equivalents at the end of period	$1,429	$4,028	$(2,599)

Sources and Uses of Cash

        At March 31, 2012, we had cash and cash equivalents of $1.4 million compared to $0.3 million at December 31, 2011. At March 31, 2012, we had restricted cash of $5.3 million compared to $5.2 million at December 31, 2011. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance and bid bonds on certain contracts.

        Net cash provided by (used in) operating activities.    For the three months ended March 31, 2012, net cash used in operating activities before the change in operating assets and liabilities was $0.6 million, which included net loss of $2.3 million partially offset by non-cash adjustments reconciling net income to net cash provided by operating activities of $1.7 million (a net decrease in deferred income taxes of $1.8 million partially offset by depreciation of $2.0 million and amortization of debt issuance costs of $0.3 million, non-cash interest on subordinated notes of $1.2 million). The change in operating assets and liabilities was a $1.7 million use consisting of the following: a $4.3 million increase in Aircranes and support parts (primarily attributable to increases in inventory levels), a $1.9 million increase in prepaid expenses and other, a $1.9 million increase in accounts receivable (primarily attributable to a receivable related to our new South American customers), a $0.4 million decrease in other long-term liabilities, and a $0.2 million increase in income tax receivable, partially offset by a $3.2 million increase in accrued and other current liabilities (primarily attributable to increases in accrued payroll and related taxes coupled with an increase in accrued mobilization costs for Australia), a $3.2 million increase in accounts payable, and a $0.5 million increase in income taxes payable. As a result of these factors, we used $2.3 million of cash in operating activities in the three months ended March 31, 2012.

        For the three months ended March 31, 2011, net cash used in operating activities before the change in operating assets and liabilities was $2.6 million, which includes a net loss of $8.2 million and non-cash adjustments reconciling net income to net cash used in operating activities of $5.6 million (a net increase in deferred income taxes of $3.6 million, coupled with depreciation of $1.3 million, non-cash interest on subordinated notes of $0.4 million, amortization of debt issuance costs of $0.2 million, and non-cash interest on tax contingencies of $0.1 million). The change in operating assets and liabilities was a $13.6 million use of cash consisting of the following: a $9.8 million increase in Aircranes and support parts (primarily attributable to increases in inventory levels and the in-process build of aircraft for sale), a $3.9 million decrease in income taxes payable, a $3.5 million decrease in accrued and other current liabilities, a $1.2 million decrease in accounts payable, and a $0.5 million increase in prepaid expenses and other, partially offset by a $5.1 million decrease in accounts receivable (primarily attributable to the collection of a receivable of Greek customer), and a $0.2 million increase in other long-term liabilities. As a result of these factors, we used $16.2 million of cash in operating activities for the three months ended March 31, 2011.

        Net cash provided by (used in) investing activities.    Net cash used in investing activities was $1.7 million for the three months ended March 31, 2012 compared to net cash used in investing activities of $3.1 million for the three months ended March 31, 2011. In the three months ended March 31, 2012, we used net cash of $1.8 million for heavy maintenance on our fleet and routine capital expenditures. In the three months ended March 31, 2011, we used net cash of $3.1 million for heavy maintenance on our fleet, implementing a new ERP system, as well as routine capital expenditures.

        Net cash provided by (used in) financing activities.    Net cash provided by financing activities was $5.1 million for the three months ended March 31, 2012 compared to $22.0 million for the three months ended March 31, 2011. In the three months ended March 31, 2012, net cash provided by financing activities of $5.1 million was from net borrowings of long-term debt. In the three months ended March 31, 2011, net cash provided by financing activities of $22.2 million was from net borrowings of long-term debt and we used cash of $0.2 million for debt issuance costs related to our credit facility refinancing.

Description of Indebtedness

        The following summary of certain provisions of the instruments evidencing our material indebtedness does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the corresponding agreements, including the definitions of certain terms therein that are not otherwise defined in this quarterly report on Form 10-Q.

Senior Credit Facilities

Credit Agreement

        In June 2010, we entered into a Credit Agreement with a bank syndicate led by Wells Fargo Bank, National Association (Wells Fargo), which consists of up to $132.5 million in senior credit facilities, including a $65.0 million term loan facility and a revolving credit facility of up to $67.5 million.

        The $67.5 million revolving credit facility has a $30.0 million sublimit to be used for issuance of letters of credit and a $10.0 million sublimit for swingline loans. Subject to the terms of the Credit Agreement, including lender approval, we may request an increase in the senior credit facility of up to $50.0 million.

        The interest rate on the senior credit facilities is calculated based on LIBOR or a base rate. The base rate is the higher of the federal funds rate plus 150 basis points, the prime rate as quoted by Wells Fargo, or LIBOR plus 150 basis points. The interest rate is calculated as LIBOR or base rate plus a LIBOR margin or base rate margin, respectively. Margin rates are tied to the total senior debt leverage covenant under the credit agreement. LIBOR margin ranges between 2.75% and 5.00% and base rate margin ranges between 1.75% and 4.00%. We pay a quarterly unused commitment fee between 0.375% and 0.625% and fees between 2.75% and 5.00% on outstanding letters of credit, both of which are based on the level of debt leverage under the credit agreement.

        The senior credit facilities contain several affirmative and negative covenants customary for similar senior credit facilities. The indebtedness under the senior credit facilities is secured by liens on substantially all of our assets.

        The outstanding balance under the revolving credit facility at March 31, 2012 and December 31, 2011, excluding letters of credit, was $58.5 million and $51.8 million, respectively. We had $2.3 million outstanding standby letters of credit issued as of March 31, 2012 and December 31, 2011 and borrowing availability of $6.7 million and $13.4 million as of March 31, 2012 and December 31, 2011, respectively.

Working Capital Guarantee Credit Agreement

        On June 30, 2011, in connection with an amendment to the Credit Agreement, we obtained a separate line of credit with Wells Fargo for up to $10.0 million, pursuant to which Wells Fargo issues standby letters of credit to us for certain non-domestic customers for the purpose of assuring our performance of our obligations to such customers. The standby letters of credit are required to be collateralized by funds obtained from us from promissory notes to ZM Private Equity Fund I, L.P. in the initial principal amount of $700,000 and to ZM Private Equity Fund II, L.P. in the initial principal amount of $300,000 at a rate of 20% per annum. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. As of March 31, 2012 and December 31, 2011 we had $8.8 million and $8.6 million, respectively, in outstanding letters of credit under this line of credit.

Subordinated Notes

        On June 30, 2010, we issued unsecured subordinated promissory notes with an aggregate principal amount of $8.5 million to ZM Private Equity Funds I and II, L.P. at a rate of 20.0% per annum. No periodic principal or interest payments are required and the promissory notes mature on June 30, 2015. Interest payments are accrued to principal on a quarterly basis. The promissory notes can be prepaid at any time prior to maturity, at our option, at the original principal amount plus accrued interest without any prepayment penalties, subject to limitations under the agreement.

        On June 30, 2011, in connection with an amendment to the Credit Agreement, an additional $10.0 million of unsecured subordinated promissory notes were obtained from ZM Private Equity Funds I and II, L.P. at a rate of 20.0% per annum. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement as disclosed above, ZM Private Equity Funds I and II issued $1.0 million in unsecured subordinated promissory notes.

        Upon completion of our initial public offering in April of 2012, the interest rate on each of the unsecured subordinated promissory notes was adjusted from 20.0% per annum to 10.0% per annum.

Bank EBITDA

        We use an adjusted EBITDA ("Bank EBITDA") to monitor compliance with various financial covenants under our Credit Agreement. In addition to adjusting net income (loss) to exclude interest expense, net, provision for (benefit from) income taxes, and depreciation and amortization, Bank EBITDA also adjusts net income by excluding non-cash unrealized mark-to-market foreign exchange gains (losses), specified litigation expenses up to a maximum of $2.0 million for any 12-month period, certain management fees, gains from sale of equipment, non-cash charges arising from awards to employees relating to equity interests, non-cash charges relating to financings, initial public offering-related non-capitalized expenses up to a maximum of $2.0 million, certain fourth quarter of 2010 charges up to $11.6 million and other unusual, extraordinary, non-recurring non-cash costs. For each calculation of Bank EBITDA made as of the end of the quarters ended June 30, September 30, and December 31, 2011, and that will be made as of the quarter ending March 31, 2012, Bank EBITDA also includes an amount equal to the $10.0 million in new unsecured subordinated promissory notes dated June 30, 2011 and any additional subordinated debt issued in connection with an equity cure under the Credit Agreement. Such amounts have been excluded from the table below for presentation purposes. Bank EBITDA also assists us in monitoring our ability to undertake key investing and financing functions such as making investments and incurring additional indebtedness, which may be prohibited by the covenants under our Credit Agreement unless we comply with certain financial ratios and tests.

        Bank EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with GAAP. Bank EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to revenue, net income (loss), cash flow, or any other performance measure derived in accordance with GAAP. Our presentation of Bank EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA to Bank EBITDA is provided below.

(In thousands)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Bank EBITDA Reconciliation:
Net income (loss) attributable to Erickson Air-Crane Incorporated	$(2,494)	$(8,526)
Interest expense, net	2,265	1,789
Tax expense (benefit)	(1,469)	(231)
Depreciation	2,049	1,343
Amortization of debt issuance costs	284	170

EBITDA	$635	$(5,455)

Non-cash unrealized mark-to-market foreign exchange gains (losses)	(390)	62
Interest related to tax contingencies	—	84
Litigation expense	—	323

Bank EBITDA	$245 (1)	$(4,986)

(1)
As part of the amendments to the Credit Agreement on June 30, 2011, the $10.0 million in new unsecured subordinated promissory notes are included, with limitation, as an addition to Bank EBITDA. Such amounts have been excluded from this table for presentation purposes.

Off-Balance Sheet Arrangements

        With the exception of operating leases, letters of credit, and an advance agreement with a foreign bank, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, or cash flows.

        Operating Leases.    We periodically lease certain premises on a short-term basis, and lease a minor amount of our facilities and certain other property under noncancelable operating lease agreements that expire on various dates through May 2032. Certain leases have renewal options.

        Letters of Credit.    To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. We had letters of credit with various expiration dates extending through 2013 valued at approximately $15.5 million outstanding at March 31, 2012, including $2.3 million outstanding under our revolving credit agreement, $8.8 million outstanding under our working capital guarantee credit agreement and $4.4 million (€3.3 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $4.0 million (€3.0 million) in restricted cash. As of December 31, 2011 we had letters of credit with various expiration dates extending through 2013 valued at approximately $15.1 million outstanding, including $2.3 million outstanding under our revolving credit agreement, $8.6 million outstanding under our working capital guarantee credit agreement and $4.3 million (€3.3 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $3.9 million (€3.0 million) in restricted cash.

        Advance Agreements with Foreign Banks.    In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At March 31, 2012, there were €4.1 million of advances outstanding under these types of arrangements. At December 31, 2011, there were €2.6 million of advances outstanding under these types of arrangements.

Uncertainty in Income Taxes

        While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Registration Statement on Form S-1/A filed with the SEC on April 10, 2012.

        We believe that there have been no other significant changes during the quarter ended March 31, 2012 to our critical accounting policies.

Emerging Growth Company

        We are an "emerging growth company" (as defined in the Jumpstart Our Business Startups Act of 2012, which is commonly referred to as the JOBS Act) under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk in the normal course of our business operations due to changes in interest rates, increase in cost of aircraft fuel, and our exposure to fluctuations in foreign currency exchange rates. We have established policies and procedures to govern our management of market risks.

Interest Rate Risk

        At March 31, 2012, we had total indebtedness of $136.8 million (excluding $15.5 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our senior secured credit facilities and long-term debt obligations. Market risk associated with our long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. Under the Credit Agreement, our borrowings bear interest at fluctuating rates. The applicable interest rate is calculated based on either LIBOR or a base rate plus a margin depending on the level of the Funded Indebtedness to Bank EBITDA ratio as defined in the Credit Agreement. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions and interest rates, including the LIBOR, Federal Funds, and prime rates, and the supply of and demand for credit in the London interbank market. We estimate that a hypothetical 10% change in the LIBOR or prime rate as quoted by Wells Fargo would have impacted interest expense for the three months ended March 31, 2012 by $0.2 million.

Aircraft Fuel

        Our results of operations are affected by changes in price and availability of aircraft fuel. Based on the average price of fuel consumed for the three months ended March 31, 2012, a 10% increase in the average price per gallon of fuel would increase our fuel expense for three months ended March 31, 2012 by approximately $0.2 million. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts.

        We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk

        A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the three months ended March 31, 2012 would have resulted in an estimated pre-hedged $0.1 million decrease in our net income.

Item 4.    Controls and Procedures.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions to be made regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a quarterly basis, and as needed.

        Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2012, our disclosure controls and procedures were effective.

        There was no change in internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.    RISK FACTORS

        Our business is subject to numerous risks. You should carefully consider the following risk factors and all other information contained in this quarterly report on Form 10-Q and in our registration statement filed with the SEC in connection with our IPO. Any of these risks could harm our business, results of operations, and financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Our helicopter operations involve significant risks, which may result in hazards that may not be covered by our insurance or may increase the cost of our insurance.

        The operation of helicopters inherently involves a high degree of risk. Hazards such as aircraft accidents, mechanical failures, collisions, fire, and adverse weather may result in loss of life, serious injury to employees and other persons, damage to property, losses of equipment and revenues, and suspension or reduction of operations. The aerial services we provide and the missions we fly, which include firefighting and timber harvesting in confined spaces, can be hazardous. In addition, we ship our helicopters to various locations, which exposes them to risks, including risks relating to piracy and inclement weather, when in transit.

        We maintain hull and liability insurance on our aircraft, which insures us against physical loss of, or damage to, our aircraft and against certain legal liabilities to others. In addition, we carry war risk, expropriation, confiscation, and nationalization insurance for our aircraft involved in international operations. In some instances, we are covered by indemnity agreements from our customers in lieu of, or in addition to, our insurance. In addition, we maintain product liability insurance for aircraft and aircraft components we manufacture. We do not currently maintain business interruption insurance, which would cover the loss of revenue during extended periods, such as those that occur during unscheduled extended maintenance or due to damage to aircraft from accidents. Our insurance will not cover any losses incurred pursuant to any performance provisions under agreements with our customers.

        Our insurance and indemnification arrangements may not cover all potential losses and are subject to deductibles, retentions, coverage limits, and coverage exceptions and, as a result, severe casualty losses or the expropriation or confiscation of significant assets could materially and adversely affect our financial condition or results of operations. The insured value of one of our aircraft is typically lower than its replacement cost, and our aircraft are not insured for loss of use. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our financial condition, results of operations, and cash flows. The loss of an aircraft, which we believe would take us at least six months to replace, could negatively impact our operations.

Failure to maintain our safety record would seriously harm our ability to attract new customers and maintain our existing customers, and would increase our insurance costs.

        A favorable safety record is one of the primary factors a customer reviews in selecting an aviation provider. If we fail to maintain our safety and reliability record, our ability to attract new customers and maintain our current customers will be materially and adversely affected. In addition, safety violations could lead to increased regulatory scrutiny; increase our insurance rates, which is a significant operating cost; or increase the difficulty of maintaining our existing insurance coverage in the future, which would adversely affect our operations. Because of the inherent risks in our helicopter operations, no safety program can guarantee accidents will not occur.

Our indebtedness and significant debt service obligations could adversely affect our financial condition and impair our ability to grow and operate our business.

        We are a highly leveraged company and, as a result, have significant debt service obligations. As of March 31, 2012, our total indebtedness, excluding letters of credit, was $136.8 million and we had maximum availability for borrowings under our revolving credit facility of approximately $6.7 million. Our senior credit facilities mature on June 24, 2013 and are secured by liens on substantially all of our assets. Our substantial indebtedness could require us to dedicate a substantial portion of our cash flow from operations to debt payments, increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for or reacting to changes in our business and future business opportunities. If we are unable to repay or refinance our senior credit facilities with new credit facilities on favorable terms or at all, we may need to seek financing through the issuance of additional debt or equity securities. We may be unable to repay our senior credit facilities when due, to refinance the credit facilities on favorable terms or at all or obtain financing on favorable terms or at all, which would adversely affect our business, financial condition and results of operations and impair our ability to grow and operate our business.

If we are unable to repay or refinance our outstanding unsecured subordinated promissory notes at or prior to maturity, our business, financial condition, and results of operations may be adversely affected.

        As of March 31, 2012, the principal amount outstanding under our unsecured subordinated promissory notes (including accreted and unpaid interest) was $24.7 million, of which $12.0 million mature on June 30, 2015 and $12.7 million mature on June 30, 2016. At or prior to the maturity of the notes in 2015 and 2016, we will need to refinance the notes with additional indebtedness or repay them with cash from operations (which may include the sale of Aircranes) or the proceeds of future equity financings, none of which can be assured. We may be unable to obtain financing on favorable terms or at all, which could adversely affect our business, financial condition, and results of operations.

        In addition, our senior credit facilities prohibit us from paying down principal on the unsecured subordinated promissory notes unless such payments are made with the proceeds of an equity offering in which we receive minimum net cash proceeds of $60.0 million. We may be unable to obtain such financing on favorable terms or at all, or to negotiate more favorable terms to permit the repayment of our unsecured subordinated promissory notes, which could adversely affect our business, financial condition, and results of operations.

Cancellations, reductions or delays in customer orders, delays in delivery of Aircranes, or customer breaches of purchase agreements may adversely affect our results of operations.

        The sale of Aircranes has a material effect on our financial results, and Aircrane sales have been a dominant factor in fluctuations in our year-over-year results. As we have expanded internationally and sought to make Aircrane sales in the difficult economic environment in the last few years, several potential customers have defaulted or not completed anticipated Aircrane sales. Cancellations, reductions or delays in customer orders for Aircranes, or delays in the delivery of aircranes, would cause our financial performance to be below our expectations, and could cause us to fail to comply with our financial and reporting covenants contained in our senior credit facilities, which could materially and adversely affect our business and financial condition.

Our failure to timely collect our receivables could adversely affect our cash flows and results of operations.

        We provide services to our customers for which we are customarily not paid in advance. We rely on the creditworthiness of our customers to collect on our receivables in a timely manner after we have billed for services previously provided. While we generally provide services pursuant to a written contract which determines the terms and conditions of payment to us by our customers, occasionally customers may dispute a bill and delay, contest, or not pay our receivable. Our failure to timely collect our receivables could adversely affect our cash flows and results of operations and could cause us to fail to comply with the financial covenants in our senior credit facilities.

The helicopter services business is highly competitive.

        Each of our segments faces significant competition. We compete for most of our work with other helicopter operators and, for some operations, with fixed-wing operators and ground-based alternatives. Many of our contracts are awarded after competitive bidding, and competition for those contracts is generally intense. The principal aspects of competition are safety, price, reliability, availability, and service.

        We have several major competitors and numerous small competitors operating in our aerial services markets. In the firefighting market, we compete heavily with both helicopter and fixed-wing operators. Our competitors may at times undercut our prices, especially if they are at risk of having too many idle aircraft. In the timber harvesting market, we compete with other heavy-lift helicopter operators, medium-lift helicopter operators, and ground-based solutions.

        In the manufacturing and MRO market, our competitors may have more extensive or more specialized engineering, manufacturing, and marketing capabilities than we do in some areas. In addition, some of our largest customers could develop the capability to manufacture products or provide services similar to products that we manufacture or services that we provide. Furthermore, we are facing increased international competition and cross-border consolidation of competition.

        We may not be able to compete successfully against our current or future competitors and the competitive pressures we face may result in reduced revenues and market share. If we are unable to adjust our costs relative to our pricing, our profitability will suffer. In addition, some of our competitors may have greater financial and other resources than we do, and may therefore be able to react to market conditions and compete more effectively than we do.

Factors beyond our control, including weather and seasonal fluctuations, may reduce aircraft flight hours, which would affect our revenues and operations.

        A significant portion of our operating revenue is dependent on actual flight hours, and a substantial portion of our direct costs is fixed. Flight hours could be negatively impacted by factors beyond our control and fluctuate depending on cyclical weather-related and seasonal limitations, such as poor weather conditions; or unexpectedly calm fire seasons, or unexpected maintenance or repairs.

        In addition, our aircraft are not currently equipped to fly at night, reinforcing the seasonality of our business with more activity in the Northern Hemisphere during the summer months and less activity during the winter months. Poor visibility, high winds, and heavy precipitation can restrict the operation of helicopters and significantly reduce our flight hours. Reduced flight hours can have a material adverse effect on our business, financial condition, and results of operations. We budget for our operations based on historical weather information, but worse than expected weather could materially affect our results of operations.

We depend on a small number of large customers for a significant portion of our revenues.

        We derive a significant amount of our revenue from a small number of major customers, including the U.S. Forest Service, the Hellenic Fire Brigade, the Italian Ministry of Civil Protection, and Samling Global.

        Several of our largest customers are governmental agencies or entities that may be subject to budget or other financial constraints. The economies of Greece and Italy in particular have been adversely affected by global financial pressures. In light of the ongoing European sovereign debt crisis, there are heightened risks associated with our future revenue attributable to, and our accounts receivable from, the Hellenic Fire Brigade and the Italian Ministry of Civil Protection.

        Contracts with the majority of our significant customers are multi-year contracts; however, these contracts are periodically up for renewal or rebid. Renewal, or a successful rebid, is not guaranteed. Should we lose one of our major customers for any reason, we may be unable to identify new opportunities sufficient to avoid a reduction in our revenues and operating earnings, which would have a material adverse effect on our business and operations. If one or more of these customers is disproportionately impacted by factors that affect its ability to pay us or to enter into new contracts, including general economic factors, our operations could be materially and adversely affected.

Some of our arrangements with customers are short-term, ad hoc, or "call when needed." As a result, we cannot assure you that we will be able to continue to generate similar revenues from these arrangements.

        We generate a large portion of our revenues from arrangements with customers with terms of less than six months, ad hoc arrangements, and "call when needed" contracts. For the year ended December 31, 2011, for example, approximately 17% of our revenues, respectively, were derived from such arrangements. There is a risk that customers may not continue to seek the same level of services from us as they have in the past or that they will not renew these arrangements or terminate them at short notice. Under "call when needed" contracts, we pre-negotiate rates for providing services that customers may request that we perform (but which we are not typically obligated to perform) depending on their needs. The rates we charge for these contingent services are higher than the rates under stand-by arrangements, and we attempt to schedule our aircraft to maximize our revenue from these types of contracts. The ultimate value we derive from such contracts is subject to factors beyond our control, such as the severity and duration of fire seasons. In the past, several of our larger contracts have not been renewed for reasons unrelated to our performance, such as the financial condition of our customers or their decision to move the services we provided to them in-house. Accordingly, we cannot assure you that in any given year we will be able to generate similar revenues from our customers as we did in the previous year.

Our Aerial Services revenues depend on the availability and size of our Aircrane fleet.

        We currently have 17 Aircranes that we employ in providing Aerial Services. An accident could make an Aircrane unavailable to us temporarily or permanently. A sale of an Aircrane that is part of our fleet would also reduce the number of Aircranes available to provide Aerial Services. The purchase price of a used Aircrane is generally lower than the purchase price of a new or remanufactured Aircrane. Although we would expect to be able to maintain the level of our operations through more efficient scheduling of our fleet or by allocating Aircranes held for sale to Aerial Services operations if we sell an Aircrane from our fleet, we may not always have the ability to maintain our desired level of Aerial Services operations with a reduced fleet and our results of operations could be adversely affected.

We may be unable to effectively implement production rate changes, particularly in light of our November 2011 restructuring, which may adversely affect our business.

        The market for Aircranes is variable and we have historically manufactured a limited number of Aircranes in any year. Production rate reductions could cause us to incur disruption and other costs, which could reduce our profitability. Higher orders for Aircranes could lead to production rate increases in order to meet customers' delivery schedules, and our production rates are impacted by our staffing levels, which were recently reduced. In November 2011, we completed a company restructuring which included a reduction-in-force of 119 employees that affected both our Aerial Services and Manufacturing / MRO segments. The restructuring was needed to realign our operating expenses to ensure that we remain competitive in the markets we serve. However, as a result of the reduction-in-force, we may experience longer aircraft delivery lead times for future customers who wish to purchase Aircranes, which may delay the timing of our aircraft sales revenues in the future. In the event that we experience significantly increased customer demand to purchase our Aircranes, we anticipate being able to meet such demand by rapidly expanding our manufacturing capacity and related resources. However, such expansion may require us to incur significant costs. Failure to effectively implement any production rate changes could lead to extended delivery commitments, and depending on the length of any delay in meeting delivery commitments, additional costs and customers rescheduling their deliveries or terminating their related contract with us.

Foreign, domestic, federal, and local government spending and mission priorities may change in a manner that materially and adversely affects our future revenues and limits our growth prospects.

        Our business depends upon continued government expenditures on programs that we support. These expenditures have not remained constant over time. Current foreign and domestic government spending levels on programs that we support may not be sustainable as a result of changes in government leadership, policies, or priorities. In addition, the economies of Greece and Italy in particular have been adversely affected by global financial pressures. In light of the ongoing European sovereign debt crisis, there are heightened risks associated with our future revenue attributable to and our accounts receivable from the Hellenic Fire Brigade and the Italian Ministry of Civil Protection. Additionally, our business, prospects, financial condition, or operating results could be materially harmed by the following:

  •
  budgetary constraints affecting government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

  •
  changes in government programs or requirements;

  •
  realignment of funds to changed government priorities;

  •
  government shutdowns (such as that which occurred during the U.S. Government's 1996 fiscal year) and other potential delays in government appropriations processes;

  •
  delays in the payment of our invoices by government authorities;

  •
  adoption of new laws or regulations; and

  •
  general economic conditions.

        These or other factors could cause government agencies and departments to reduce their purchases under contracts, exercise their right to terminate contracts, or not exercise options to renew contracts, any of which could cause us to lose revenue. A significant decline in overall government spending or a shift in expenditures away from agencies or programs that we support could cause a material decline in our revenues and harm our financial results.

Product liability and product warranty risks could adversely affect our operating results.

        We produce, repair, and overhaul complex aircraft and critical parts for aircraft. Failure of our aircraft or parts could give rise to substantial product liability and other damage claims. We maintain insurance to address this risk, but our insurance coverage may not be adequate for some claims and there is no guarantee that insurance will continue to be available on terms acceptable to us, if at all.

        Additionally, aircraft and parts we manufacture for sale are subject to strict contractually established specifications using complex manufacturing processes. If we fail to meet the contractual requirements for a part, we may be subject to warranty costs to repair or replace the part itself and additional costs related to the investigation and inspection of non-complying parts. These costs are generally not insured.

        We establish warranty reserves that represent our estimate of the costs we expect to incur to fulfill our warranty requirements. We base our estimate for warranty reserves based on our historical experience and other assumptions. If actual results materially differ from these estimates, our results of operations could be materially affected.

        Because we own the S-64 Type Certificate, we are obligated to issue directives to operators of our aircraft and to identify defects or required replacements to our aircraft. We could be liable to operators of our aircraft if we fail to fulfill our obligation to issue directives, even if our aircraft or components of our aircraft are no longer under warranty.

Our failure to attract and retain qualified personnel could adversely affect us.

        Our pilots and maintenance and manufacturing personnel are highly trained and qualified. Our ability to attract and retain qualified pilots, mechanics, and other highly trained personnel will be an important factor in determining our future success. Our aircraft, and the aerial services we provide, require pilots with high levels of flight experience. The market for these experienced and highly trained personnel is extremely competitive. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such persons. Some of our pilots and mechanics, and those of our competitors, are members of the U.S. military reserves and could be called to active duty. If significant numbers of such persons were called to active duty, it would reduce the supply of such workers, possibly curtailing our operations and likely increasing our labor costs. Because of our small size relative to many of our competitors, we may be unable to attract qualified personnel as easily as our competitors.

The loss of key managers could negatively affect our business.

        We are dependent upon a number of key managers, including our CEO, Udo Rieder, our CFO, Charles Ryan, our Vice President of Aerial Services, H.E. "Mac" McClaren, our Vice President and Chief Marketing Officer, Gary Zamieroski, and our Vice President of Manufacturing and MRO, David Ford. We have employment agreements with each of these key executive officers and intend to encourage their retention, in part, through the award of time-vesting equity grants. See "Executive Compensation—Employment Agreements." If we were to lose the services of one or more of our key team members, our operations could be materially impacted. We do not maintain key person insurance on any team member.

The outcome of litigation in which we may be named as a defendant and of government inquiries and investigations involving our business is unpredictable, and an adverse decision in any such matter could result in significant monetary payments and have a material adverse affect on our financial position and results of operations.

        We may be a defendant in future litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. We cannot assure you that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations. In addition, we are sometimes subject to government inquiries and investigations of our business due to, among other things, our business relationships with the U.S. Government, the heavily regulated nature of our industry, and, in the case of environmental proceedings, our ownership of certain property. Any such inquiry or investigation could potentially result in an adverse ruling against us, which could result in significant monetary payments (including possible environmental remediation costs) and a material adverse effect on our financial position and operating results.

We are subject to FAA regulation and similar international regulation, and our failure to comply with these regulations, or the adoption of any new laws, policies, or regulations, may have a material adverse effect on our business.

        The aerial services business is heavily regulated by governmental entities in the United States and in other countries in which we operate. We operate in the United States under laws and regulations administered by the Department of Transportation, principally through the FAA. The FAA promulgates rules relating to the general operation of our aircraft, the process by which our aircraft are maintained, the components and systems that are installed in our aircraft, the qualification of our flight crews and maintenance personnel, and the specialized operations that we undertake, including the carrying of loads and the use of various chemicals. We are regularly inspected by FAA personnel to ensure compliance. Compliance with these rules is complex and costly, and the failure to comply could result in the imposition of fines, the grounding of our aircraft, or other consequences detrimental to our operations and operating results. Our operations in other countries are similarly regulated under equivalent local laws and regulations.

        Our aircraft manufacturing and MRO operations are also subject to regulation by the FAA and other governmental authorities. The FAA promulgates regulations applicable to the design and manufacture of aircraft and aircraft systems and components. It also sets and enforces standards for the repair of aircraft, systems, and components and for the qualification of personnel performing such functions. It regularly conducts inspections to ensure compliance and has the power to impose fines or other penalties for non-compliance or to shut down non-compliant operations. Our manufacturing and MRO operations are also subject to complex environmental, safety, and other regulations. Failure to comply with applicable regulations could result in the imposition of fines or other penalties or in the shutting down of our operations, which could impair our ability to fulfill our contracts or otherwise negatively impact our reputation for safety and dependability.

        The FAA approves major changes in aircraft design such as fuel control systems or new rotor blades. Such approvals take time, require investment, and are not assured. Similar regulatory bodies in other countries may accept FAA certification or may impose their own individual requirements. The failure to obtain FAA or other required approval for such changes, or the imposition of unanticipated restrictions as a condition of approval, could increase our production costs or reduce the effectiveness of the system in question and could render our development effort less valuable or, in an extreme case, worthless.

        The laws and regulations affecting our business are subject to change at any time and, because we operate under numerous jurisdictions, we are particularly exposed to the possibility of such changes. Any change in laws or regulations applicable to our business could restrict our operations, increase our costs, or have other effects detrimental to our results of operations or competitive position.

Our business is affected by federal rules, regulations, and orders applicable to government contractors.

        Some of our services are sold under U.S. or foreign government contracts or subcontracts. Consequently, we are directly and indirectly subject to various federal rules, regulations and orders applicable to government contractors. In addition, governmental contracts typically require a competitive bid process, and the award of a contract may be subject to challenge by bid participants. From time to time, we are also subject to government inquiries and investigations of our business practices due to our participation in government programs. These inquiries and investigations are costly and consume internal resources. Violation of applicable government rules and regulations could result in civil liability, the cancellation or suspension of existing contracts, or the ineligibility for future contracts or subcontracts funded in whole or in part with federal funds, any of which could have a material adverse effect on our business.

Claims against us by governmental agencies or other parties related to environmental matters could adversely affect us.

        In the late 1990s, environmental damage that resulted from hazardous substances at our Central Point, Oregon facility was identified. It was determined that the contamination migrated beyond the property boundary at our facility and impacted off-site water supply wells. A remediation was completed in the late 1990s. Based on the testing of the site in recent years, the contamination levels have been decreasing, though the remediation cannot be guaranteed. We are continuing to participate in monitoring and testing the remediation of the site and we incur ongoing costs for this monitoring and testing.

        Our obligations in respect of such contamination are subject to an indemnification agreement with a former owner of the Company. Under this agreement, our potential total liability in respect of remediation costs is capped at $0.5 million, of which we have already paid $0.4 million, with a total remaining liability of $0.1 million. Although the agreement caps our total potential liability, the creditworthiness of the indemnitor is uncertain. If the indemnitor fails to honor the terms of the indemnification agreement, it is possible that we would have to bear the entire cost of the remediation, monitoring and testing. In addition, it is possible that government agencies or other parties could bring a claim against us resulting from the contamination and that defending and resolving such claims could adversely affect our financial condition and results of operations.

Environmental and other regulation and liability may increase our costs and adversely affect us.

        We are subject to a variety of laws and regulations, including environmental and health and safety regulations. Because our operations are inherently hazardous, compliance with these regulations is challenging and requires constant attention and focus. We are subject to federal, state, and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management, and environmental cleanup. Environmental laws and regulations continue to evolve, and we may become subject to increasingly stringent environmental standards in the future, particularly under air quality and water quality laws and standards related to climate change issues, such as reporting greenhouse gas emissions. We are required to comply with environmental laws and with the terms and conditions of multiple environmental permits. Our failure to comply with these regulations could subject us to fines and other penalties administered by the agencies responsible for environmental and safety compliance or by the FAA or other aviation-related agencies.

The occurrence of events for which the risk is allocated to us under our contracts could negatively impact our results of operations.

        Many of our contracts are fixed price contracts which could subject us to losses if we have cost overruns. Under these contracts, we typically are responsible for normal maintenance, repair, and fuel costs. In addition, some of our Aerial Services contracts have performance penalty provisions, subjecting us to the risk of unexpected down time caused by mechanical failures or otherwise, which could cause our net income to suffer. Risks associated with estimating our costs and revenues are exacerbated for long-term contracts, which include most of our material contracts.

        Our contracts to manufacture aircraft and major overhauls or components typically contain penalty provisions that require us to make payments to customers, or provide interim aerial services to them at no cost, if we are unable to timely deliver aircraft or components. Such contracts may also include a repurchase obligation by us if certain performance or other criteria are not met.

We may be required to provide components or services to owners or operators of the S-64 or the CH-54, which could limit our operational flexibility and divert resources from more productive uses.

        Because we own the S-64 Type Certificate, we may be required to supply components or provide MRO services to customers who own or operate the S-64 or the CH-54, the military version of the S-64. This could limit our operational flexibility, divert resources from more productive uses, and adversely affect our ability to execute on our growth plans.

Our dependence on a small number of manufacturers for some of our aircraft components and the costs associated with the purchase or manufacture of new components pose significant risks to our business.

        We rely on approximately 120 supplier business units or locations for significant or critical components. A small number of manufacturers make some of the key components for our aircraft, and in some instances there is only a single manufacturer, although other manufacturers could be used if necessary for all of our components. If these manufacturers experience production delays, or if the cost of components increases, our operations could suffer. If a manufacturer ceases production of a required component, we could incur significant costs in purchasing the right to manufacture those components or in developing and certifying a suitable replacement, and in manufacturing those components.

        Many key components and parts on the Aircrane have not been manufactured since originally introduced. A significant portion of our inventory was acquired in bulk on the surplus market. For some aviation components, our operating cost includes the overhaul and repair of these components but does not include the purchase of a new component. It may be difficult to locate a supplier willing to manufacture replacement components at a reasonable cost or at all. As we exhaust our inventory, the purchase of any new components, or the manufacture by us of new components, could materially increase our operating cost or delay our operations; we routinely monitor levels of out-of-production parts and design and certify replacement parts to mitigate this risk.

Our reliance on the Aircrane could harm our business and financial results if technical difficulties specific to the Aircrane occur.

        We exclusively fly and manufacture Aircranes and related components. If the Aircrane encounters technical or other difficulties, it may be grounded or lose value and we may be unable to sell the aircraft or parts or provide aerial services on favorable terms or at all. The inability to sell or contract out the Aircrane would virtually eliminate our ability to operate.

If we are unable to continue to develop new technologies and to protect existing technologies, we may be unable to execute on our growth and development plans.

        Our success has resulted in part from our development of new applications for our aircraft, such as our fire tank and snorkel for firefighting services, and we believe our growth will continue to depend on the development of new products or applications. Competitors may develop similar applications for their aircraft, which would increase our competition in providing aerial services. In addition, our growth strategy depends, in part, on our ability to develop new products and applications. A number of factors, including FAA certifications, could result in our being unable to capitalize on the development costs for such products or applications.

        Not all of our products and applications have been, or may be, patented or otherwise legally protected. If we are not able to adequately protect the inventions and intellectual property we have developed, in the U.S. and in foreign countries, we may face increased competition from those who duplicate our products, and our results of operations and growth opportunities could suffer.

Failure to adequately protect our intellectual property rights could adversely affect our operations.

        We rely upon intellectual property law, trade secret protection, and confidentiality and license agreements with our employees, clients, consultants, partners, and others to protect our intellectual property rights. Any of these parties may breach these agreements and we may not have adequate remedies for any specific breach. In addition, our competitors may independently develop equivalent knowledge, methods, and know-how, and we would not be able to prevent their use. To the extent that employees, partners, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in the related or resulting know-how and inventions. If any of our trade secrets, know-how, or other technologies were to be disclosed to or independently developed by a competitor, our business, financial condition, and results of operations could be materially adversely affected.

        We may have to engage in litigation to defend our trademarks, trade secrets, and other intellectual property rights. Even if we are successful, such litigation could result in substantial costs and be a distraction to management. If we are not successful in such litigation, we may lose valuable intellectual property rights.

        Any of our patents may be challenged, invalidated, circumvented, or rendered unenforceable. Our patents may be subject to reexamination proceedings affecting their scope. We cannot assure you that we will be successful should one or more of our patents be challenged for any reason. If our patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded our products could be impaired, which could significantly impede our ability to market our products, negatively affect our competitive position, and harm our business and operating results.

        Further, we are a party to licenses that grant us rights to intellectual property, including trade secrets, that is necessary or useful to our business. One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize our technologies, products, or services, as well as harm our competitive business position and our business prospects.

Success within our Maintenance, Repair, and Overhaul business is dependent upon fleet utilization and continued outsourcing by helicopter operating companies.

        We currently conduct MRO services at facilities in Central Point, Oregon. Revenues at these facilities fluctuate based on demand for maintenance which, in turn, is driven by the number of helicopters operating and the extent of outsourcing of maintenance activities by helicopter operating and OEM companies. If the number of helicopters operating globally declines or outsourcing of maintenance and OEM activities declines, our results of operations and financial condition could be adversely affected.

Our business is subject to risks associated with international operations, including operations in emerging markets.

        We purchase products from and supply products to businesses located outside of the United States. We also have significant operations outside the United States. For the three months ended March 31, 2012 and 2011, approximately 84.4% and 90.1%, respectively, of our total revenues were attributable to operations in non-U.S. countries. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

  •
  the uncertain ability of select non-U.S. customers to finance purchases and our inability as a result of lesser transparency in certain jurisdictions to evaluate the credit of potential customers accurately;

  •
  currency fluctuations, which can reduce our revenues for transactions denominated in non-U.S. currency or make our services relatively more expensive if denominated in U.S. currency;

  •
  difficulties in staffing and managing multi-national operations;

  •
  political and financial instability in several of the countries in which we operate, including Greece and Italy;

  •
  significant receivables from international customers, including customers in Greece and Italy;

  •
  risks associated with transporting our aircraft, including risks associated with piracy and adverse weather;

  •
  fluctuations in the costs associated with transporting our aircraft, pilots, and crews, which are significant operating costs for us;

  •
  limitations on our ability to enforce legal rights and remedies;

  •
  uncertainties regarding required approvals or legal structures necessary to operate aircraft or provide our products and services in a given jurisdiction;

  •
  restrictions on the repatriation of funds from our foreign operations;

  •
  changes in regulatory structures or trade policies;

  •
  tariff and tax regulations;

  •
  ensuring compliance with the Foreign Corrupt Practices Act;

  •
  difficulties in obtaining export and import licenses; and

  •
  the risk of government-financed competition.

        Part of our growth strategy is to enter new markets, including emerging market countries such as China and in South America. Emerging market countries have less developed economies that are more vulnerable to economic and political problems and may experience significant fluctuations in gross domestic product, interest rates, and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets, and the imposition of taxes or other charges by government authorities. The occurrence of any of these events and the resulting economic instability that may arise could adversely affect our operations in those countries, or the ability of our customers in those countries to meet their obligations. As a result, customers that operate in emerging market countries may be more likely to default than customers that operate in developed countries. In addition, legal systems in emerging market countries may be less developed, which could make it more difficult for us to enforce our legal rights in those countries. In particular, we have focused on expanding our presences in developing markets such as China and Malaysia, and the laws and regulations governing aviation sales and services may require approvals that are uncertain and enforcement of joint venture or other contractual relationships may be uncertain. For these and other reasons, our growth plans may be materially and adversely affected by adverse economic and political developments in emerging market countries.

If our employees unionize, our expenses could increase and our results of operations would suffer.

        Except for statutory protections for our 11 Italian pilots, none of our employees work under collective bargaining, union or similar agreements. Unionization efforts have been made from time to time within our industry, with varying degrees of success. If our employees unionize, our expenses could increase and our results of operations may suffer.

The cost of fuel is a major operating expense, and fuel shortages and fluctuations in the price of fuel could adversely affect our operations.

        Our aerial operations depend on the use of jet fuel. Fuel costs have historically been subject to wide price fluctuations, and fuel availability is subject to shortage and is affected by demand for heating oil, gasoline, and other petroleum products. Fuel shortages and increases in the price of fuel, or decreases in the price of fuel when we have entered into hedging agreements, could adversely affect our operations.

We may not realize the anticipated benefits of acquisitions, joint ventures, strategic alliances, or divestitures.

        As part of our business strategy, we may acquire businesses or specific assets, form joint ventures or strategic alliances, and divest operations. Whether we realize the anticipated benefits from these transactions depends, in part, upon the integration between the businesses or assets involved; the performance of the underlying products, capabilities, or technologies; and the management of the transacted operations. We have had limited experience with such integrations. Accordingly, our financial results could be adversely affected by unanticipated performance issues, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance, and indemnifications. Consolidations of joint ventures could also impact our results of operations or financial position. Divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results.

We may be unable to access public or private debt markets to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms, or in sufficient amounts.

        We depend, in part, upon borrowings under our credit facilities to fund our operations and contractual commitments. If we were called upon to fund all outstanding commitments, we may not have sufficient funds to do so. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include general economic conditions, disruptions or declines in the global capital markets, and our financial performance, outlook, or credit ratings. An adverse change in any or all of these factors may materially adversely affect our ability to fund our operations and contractual or financing commitments.

        Our senior credit facilities require us, among other obligations, to comply with three significant financial covenants on a quarterly basis, including:

  •
  a minimum fixed charge coverage ratio;

  •
  a maximum leverage ratio; and

  •
  beginning with the quarter ending June 30, 2012 and thereafter, a minimum tangible net worth amount.

        If our business does not perform as expected, including if we generate less than anticipated revenue from our Aerial Services operations or encounter significant unexpected costs, we may fail to comply with the financial covenants under our Credit Agreement in 2012. If we do not comply with our financial covenants and we do not obtain a waiver or amendment, our lenders may accelerate payment of all amounts outstanding which would immediately become due and payable, together with accrued interest. Any default may require us to seek additional capital or modifications to our credit facilities, which may not be available or which may be costly. Additionally, our suppliers may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. Any of these risks and uncertainties could have a material adverse effect on our financial position, results of operations or cash flow.

Our expected growth and new obligations as a public company will require us to add additional personnel, infrastructure, and internal systems with which we have limited experience.

        Our management is continuing to implement enhancements to a number of our internal systems, including inventory administration, human resources, and internal controls. We believe that these enhancements will be necessary to support our expected growth as well as our new status as a public company. We are subject to various requirements of the SEC and NASDAQ, including record keeping, financial reporting, and corporate governance rules and regulations. Our management team has limited experience in managing a public company. In addition, historically, we have not had some of the internal systems typically found in a public company. Implementing new systems and procedures is always challenging, and we are subject to the risk that our new systems will not function as anticipated or that we will initially fail to understand or properly administer them. Our business could be adversely affected if our internal infrastructure is inadequate to ensure compliance with federal, state, and local laws and regulations.

Our business is subject to laws limiting ownership or control of aircraft companies, which may increase our costs and adversely affect us.

        Most of the countries in which we operate have laws requiring local ownership or control, or both, of certain kinds of companies that operate aircraft. We use various strategies to comply with these laws, including the formation of local subsidiaries that we do not wholly own and partnerships with local companies. FAA regulations may require that at least 75% of our voting securities be owned or controlled by United States citizens. The existence of these laws may restrict our operations; reduce our profit from, or control of, some foreign operations; or restrict the market for our securities.

Our production may be interrupted due to equipment failures or other events affecting our factories.

        Our manufacturing and testing processes depend on sophisticated and high-value equipment. Unexpected failures of this equipment could result in production delays, revenue loss, and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished product, and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events. While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing days or in shipping delays which could have a material adverse effect on our business.

General economic conditions and recent market events may expose us to new risks.

        Recent events in the financial markets and the economic downturn have contributed to severe volatility in the securities markets, a severe liquidity crisis in the global financial markets, and unprecedented government intervention. These conditions have affected our results of operations and may continue to affect them. In such an environment, significant additional risks may exist for us. The recent instability in the financial markets has led the U.S. Government to take a number of unprecedented actions designed to support certain financial and other institutions and segments of the financial market that have experienced extreme volatility, and in some cases, a lack of liquidity. There can be no assurance that this intervention will improve market conditions, that such conditions will not continue to deteriorate, or that further government intervention will or will not occur. For example, recently, general market volatility has been exacerbated by uncertainty about sovereign debt and the fear that countries such as Greece and Italy may default on their governments' financial obligations. If economic conditions continue or worsen, we face risks that may include:

  •
  declines in revenues and profitability from reduced or delayed orders by our customers, in particular with respect to infrastructure construction projects which may be delayed or cancelled;

  •
  supply problems associated with any financial constraints faced by our suppliers;

  •
  reductions in credit availability to us or in general;

  •
  increases in corporate tax rates to finance government spending programs; and

  •
  reductions in spending by governmental entities for services such as infrastructure construction and firefighting.

        The economic downturn and continued credit crisis and related turmoil in the global financial system may have an adverse impact on our business and our financial condition. We cannot predict our ability to obtain financing due to the current credit crisis, and this could limit our ability to fund our future growth and operations. In addition, the creditworthiness of some of our customers may be affected, which may affect our ability to collect on our accounts receivable from such customers.

Item 6.    Exhibits.

				Incorporated by Reference
Exhibit No.			Filed Herewith
		Exhibit Title		Form	Exhibit No.		File No.	Filing Date
3.1		Second Amended and Restated Certificate of Incorporation of Erickson Air-Crane Incorporated, dated April 10, 2012.		S-1/A	3.3		333-166752	3/21/2012
3.2		Second Amended and Restated Bylaws of Erickson Air-Crane Incorporated, dated April 10, 2012.		S-1/A	3.4		333-166752	1/30/2012
10.1		Form of Indemnification Agreement by and between Erickson Air-Crane and each of its directors and officers and some employees.		S-1	10.1		333-166752	5/12/10
10.2		Erickson Air-Crane Incorporated 2012 Long-Term Incentive Plan, dated April 10, 2012.		S-1/A	10.21		333-166752	3/21/2012
10.3		Form of Restricted Stock Unit Agreement.		S-1/A	10.21(a	)	333-166752	3/21/2012
10.4		Amendment to Promissory Note issued by Erickson Air-Crane Incorporated, dated April 16, 2012.		S-1/A	10.27		333-166752	4/4/2012
31.1		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
Exhibit No.			Filed Herewith
		Exhibit Title		Form	Exhibit No.	File No.	Filing Date
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erickson Air-Crane Incorporated
Date: May 10, 2012	By:	/s/ CHARLES RYAN
Charles Ryan
Chief Financial Officer, Senior Vice President, Chief Accounting Officer, and Principal Accounting Officer

EXHIBIT INDEX

				Incorporated by Reference
Exhibit No.			Filed Herewith
		Exhibit Title		Form	Exhibit No.		File No.	Filing Date
3.1		Second Amended and Restated Certificate of Incorporation of Erickson Air-Crane Incorporated, dated April 10, 2012.		S-1/A	3.3		333-166752	3/21/2012
3.2		Second Amended and Restated Bylaws of Erickson Air-Crane Incorporated, dated April 10, 2012.		S-1/A	3.4		333-166752	1/30/2012
10.1		Form of Indemnification Agreement by and between Erickson Air-Crane and each of its directors and officers and some employees.		S-1	10.1		333-166752	5/12/10
10.2		Erickson Air-Crane Incorporated 2012 Long-Term Incentive Plan, dated April 10, 2012.		S-1/A	10.21		333-166752	3/21/2012
10.3		Form of Restricted Stock Unit Agreement.		S-1/A	10.21(a	)	333-166752	3/21/2012
10.4		Amendment to Promissory Note issued by Erickson Air-Crane Incorporated, dated April 16, 2012.		S-1/A	10.27		333-166752	4/4/2012
31.1		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
Exhibit No.			Filed Herewith
		Exhibit Title		Form	Exhibit No.	File No.	Filing Date
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.