Form 10-Q
period 2012-06-30
Erickson Air-Crane Inc
filed 2012-08-08
CIK 1490165

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 3, 2012, 9,602,970 shares of common stock, par value $0.0001, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,808	$268
Restricted cash	3,081	—
Accounts receivable net of allowances for doubtful accounts of $585 and $476 at June 30, 2012 and December 31, 2011, respectively	30,029	26,528
Aircranes and support parts in process	10,529	27,395
Prepaid expenses and other	3,455	4,217
Income tax receivable	1,772	1,248
Deferred tax assets	8,950	7,602

Total current assets	59,624	67,258

Restricted cash	1,855	5,214
Aircrane support parts, net	114,960	101,892
Aircranes, net	52,507	42,288
Property, plant, and equipment, net	14,044	14,341
Other noncurrent assets	2,084	2,918

Total assets	$245,074	$233,911

Liabilities, redeemable preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$8,124	$10,526
Current debt	85,962	6,500
Accrued and other current liabilities	18,611	17,277
Income taxes payable	1,005	—

Total current liabilities	113,702	34,303

Long-term debt	25,435	124,070
Other long-term liabilities	3,651	4,328
Deferred tax liabilities	13,998	14,194

Total liabilities	156,786	176,895

Commitments and contingencies (Note 11)
Series A redeemable preferred stock, $0.0001 par value, Authorized—zero and 70,000 shares at June 30, 2012 and December 31, 2011, respectively
Zero and 34,999.5 issued and outstanding at June 30, 2012 and December 31, 2011, respectively—liquidation preference of zero and $66,161 at June 30, 2012 and December 31, 2011, respectively	—	66,161
Stockholders' equity (deficit):
Common stock, $0.0001 par value. Authorized—110,000,000 and 2,300 shares at June 30, 2012 and December 31, 2011, respectively;
Class A; designated 2,000; zero and 1,000 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	1
Class B; designated 300; zero issued and outstanding	—	—
Common Stock; 9,602,970 and zero issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1	—
Additional paid-in capital	101,706	—
Accumulated deficit	(14,160)	(9,988)
Accumulated other comprehensive income (loss)	(54)	(36)

Total stockholders' equity (deficit) attributable to Erickson Air-Crane Incorporated	87,493	(10,023)

Noncontrolling interest	795	878

Total stockholders' equity (deficit)	88,288	(9,145)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$245,074	$233,911

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net revenues:
Aerial services	$35,308	$39,472	$60,416	$58,199
Manufacturing / MRO	2,569	3,046	5,070	4,694

Total net revenues	37,877	42,518	65,486	62,893
Cost of revenues:
Aerial services	26,340	27,121	48,190	45,671
Manufacturing / MRO	1,217	3,068	2,936	4,523

Total cost of revenues	27,557	30,189	51,126	50,194

Gross profit	10,320	12,329	14,360	12,699

Operating expenses:
General and administrative	4,551	2,721	7,431	6,591
Research and development	1,476	981	2,430	1,854
Selling and marketing	1,220	1,207	3,081	3,314

Total operating expenses	7,247	4,909	12,942	11,759

Operating income (loss)	3,073	7,420	1,418	940
Other income (expense):
Interest income	—	26	6	27
Interest expense	(1,748)	(2,454)	(4,019)	(4,244)
Interest expense related to tax contingencies	—	(132)	—	(216)
Amortization of debt issuance costs	(271)	(171)	(554)	(341)
Gain on disposal of equipment	—	8	—	8
Unrealized foreign exchange gain (loss)	(349)	(968)	41	(1,030)
Realized foreign exchange gain (loss)	352	(607)	315	(660)
Other income (expense), net	845	414	918	602

Total other expense	(1,171)	(3,884)	(3,293)	(5,854)

Income (loss) before noncontrolling interest and income taxes	1,902	3,536	(1,875)	(4,914)
Income tax expense (benefit)	733	(1,054)	(734)	(1,285)

Net income (loss)	1,169	4,590	(1,141)	(3,629)
Less: Net (income) loss related to noncontrolling interest	(52)	(285)	(237)	(592)

Net income (loss) attributable to Erickson Air-Crane Incorporated	1,117	4,305	(1,378)	(4,221)
Dividends on redeemable preferred stock	286	2,241	2,794	4,378

Net income (loss) attributable to common stockholders	$831	$2,064	$(4,172)	$(8,599)

Other comprehensive income (loss):
Net income (loss)	$1,169	$4,590	$(1,141)	$(3,629)
Foreign currency translation adjustment	(165)	24	(41)	16

Comprehensive income (loss)	1,004	4,614	(1,182)	(3,613)
Comprehensive (income) loss attributable to noncontrolling interest	8	(305)	(214)	(542)

Comprehensive income (loss) attributable to Erickson Air-Crane Incorporated	$1,012	$4,309	$(1,396)	$(4,155)

Net income (loss) per share attributable to common stockholders
Basic	$0.10	$2,063.83	$(1.00)	$(8,599.00)

Diluted	$0.10	$2,063.83	$(1.00)	$(8,599.00)

Weighted average shares outstanding
Basic	8,355,869	1,000	4,178,435	1,000

Diluted	8,355,869	1,000	4,178,435	1,000

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

										Total Stockholders' Equity (Deficit) of Erickson Air-Crane
	Redeemable Series A Preferred Stock		Common Stock Class A
					Common Stock			Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Income (loss)			Total Stockholders' Equity (Deficit)
							Additional Paid-in Capital				Noncontrolling Interest Amount
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	34,999.5	$57,010	1,000	$1	—	—	—	$(16,707)	$178	$(16,528)	$930	$(15,598)
Dividends accrued on redeemable preferred stock	—	9,151	—	—	—	—	—	(9,151)	—	(9,151)	—	(9,151)
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(254)	(254)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	15,870	—	15,870	390	16,260
Foreign currency translation	—	—	—	—	—	—	—	—	(214)	(214)	(188)	(402)

Comprehensive income (loss)												15,858

Balance at December 31, 2011	34,999.5	$66,161	1,000	$1	—	$—	—	$(9,988)	$(36)	$(10,023)	$878	$(9,145)

Dividends accrued on redeemable preferred stock	—	2,794	—	—	—	—	—	(2,794)	—	(2,794)	—	(2,794)
Noncontrolling interest dividend											(297)	(297)
Conversion of preferred and class A common stock to common stock	(34,999.5)	(68,955)	(1,000)	(1)	4,802,970	0.5	68,956	—	—	68,956	—	68,956
Issuance of common stock related to IPO, net of expense	—	—	—	—	4,800,000	0.5	31,454	—	—	31,454	—	31,454
Stock based compensation	—	—	—	—	—	—	1,296	—	—	1,296	—	1,296
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	(1,378)	—	(1,378)	237	(1,141)
Foreign currency translation	—	—	—	—	—	—	—	—	(18)	(18)	(23)	(41)

Comprehensive income (loss)												(1,182)

Balance at June 30, 2012	—	$—	—	$—	9,602,970	$1	$101,706	$(14,160)	$(54)	$87,493	$795	$88,288

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net income (loss)	$1,169	$4,590	$(1,141)	$(3,629)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,989	2,280	4,038	3,623
Deferred income taxes	246	1,701	(1,543)	5,258
Non-cash interest on subordinated notes	724	535	1,898	954
Non-cash interest on tax contingencies	—	132	—	216
Stock based compensation	1,296	—	1,296	—
Amortization of debt issuance costs	271	171	554	341
Gain on sale of equipment	—	(8)	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(1,783)	(14,236)	(3,685)	(9,154)
Aircranes and support parts in process	520	(3,930)	3,924	(5,540)
Prepaid expenses and other	2,638	(583)	759	(1,039)
Income tax receivable	(338)	—	(524)	—
Aircrane support parts, net	(3,103)	(1,998)	(10,800)	(10,143)
Accounts payable	(5,571)	3,395	(2,375)	2,148
Accrued and other current liabilities	(1,657)	6,297	1,593	2,796
Income taxes payable	438	(2,863)	959	(6,811)
Other long-term liabilities	(307)	(1,822)	(676)	(1,599)

Net cash provided by (used in) operating activities	(3,468)	(6,339)	(5,723)	(22,587)

Cash flows from investing activities:
Purchases of Aircranes, property, plant, and equipment	(1,477)	(4,830)	(3,289)	(7,916)
Restricted cash	217	(1,019)	204	(1,019)
Dividends from noncontrolling interest	(297)	(254)	(297)	(254)
Increase (decrease) in other assets	135	(109)	295	(109)

Net cash provided by (used in) investing activities	(1,422)	(6,212)	(3,087)	(9,298)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	31,454	—	31,454	—
Borrowings of debt	77,778	68,599	140,761	159,661
Repayments of debt	(103,925)	(58,339)	(161,831)	(127,235)
Debt issuance costs	—	(415)	—	(610)

Net cash provided by (used in) financing activities	5,307	9,845	10,384	31,816

Effect of foreign currency exchange rates on cash and cash equivalents	(38)	(40)	(34)	(577)

Net increase (decrease) in cash and cash equivalents	379	(2,746)	1,540	(646)
Cash and cash equivalents at beginning of period	1,429	4,028	268	1,928

Cash and cash equivalents at end of period	$1,808	$1,282	$1,808	$1,282

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,194	$1,985	$1,976	$3,231
Net cash paid (received) during period for income taxes	$362	$97	$320	$233

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of the Business

        The consolidated financial statements include the accounts of Erickson Air-Crane Incorporated ("EAC") and its subsidiaries and affiliated companies: CAC Development Ltd. ("Canada"), Canadian Air-Crane Ltd. ("CAC"), Erickson Air-Crane Malaysia Sdn. Bhd. ("EACM"), European Air-Crane S.p.A. ("EuAC"), and Dutch Air-Crane B.V. ("DAC") (collectively referred to as the "Company"). At June 30, 2012, EuAC owned a 60% equity interest in Societa Italiania de Manutenzioni Aeroautiche S.p.A. ("SIMA"), which is an aircraft maintenance organization located in Lucca, Italy. Additionally, EACM owned a 49% equity interest in Layang-Layang Services Sdn. Bhd., which provides aircraft rental services in Malaysia.

        In April 2012, the Company completed its initial public offering ("IPO") of common stock in which a total of 4,800,000 shares of common stock were sold and issued, including 1,050,000 shares purchased by the existing stockholders of the Company, at an issue price of $8.00 per share. The Company raised a total of $38.4 million in gross proceeds from the IPO, or approximately $31.5 million in net proceeds after deducting underwriting discounts and commissions of $2.1 million and offering costs of $4.8 million. Upon the closing of the IPO, all shares of the Company's redeemable preferred stock and all shares of the Company's Class A common stock outstanding automatically converted into an aggregate of 4,802,970 shares of the Company's common stock. Proceeds received from the IPO were used to pay down indebtedness under the Company's revolving credit facility.

        As of June 30, 2012, the Company owned and operated a fleet of twelve S-64E and five S-64F model Aircranes which are used in timber harvesting, firefighting, and construction operations predominantly in North America, South America, Europe, Southeast Asia, and Australia. During the quarter ended June 30, 2012, the Company placed one S-64F model Aircrane in service in its fleet that was previously included in Aircranes and support parts in process and removed one S-64E. The S-64E model Aircrane that was removed from the fleet for anticipated maintenance has been partially disassembled and is currently held at our Central Point facility. Five of the Aircranes were deployed outside of North America as of June 30, 2012.

        The Company owns the Type Certificate and Production Certificate for the S-64 Aircrane which gives it the authorization to convert, remanufacture, and manufacture S-64 Aircranes for its own use or to sell to third parties. The Company holds a Type Certificate issued by the European Aviation Safety Agency ("EASA") certifying the S-64F model which allows the Aircrane to be sold to third parties in the European Union. The Company also holds a Repair Station Certificate which allows the Company to repair and overhaul airframes and components for Aircranes and other aircraft.

Note 2—Basis of Presentation

        The accompanying unaudited consolidated financial statements include the accounts and transactions of all majority owned subsidiaries and variable interest entities in which the Company is the primary beneficiary. In presenting these unaudited consolidated financial statements, management makes estimates and assumptions that affect reported amounts of assets and liabilities and related disclosures, and disclosure of contingent assets and liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates, by their nature, are based on judgments and available information at the time. As such, actual results could differ from those estimates. In management's opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported.

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

        In December 2011, the FASB issued ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." Under the amendments in ASU 2011-05 "Presentation of Comprehensive Income," entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in ASU 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in ASU 2011-12 supersede changes to those paragraphs in ASU 2011-05 that pertain to how, when, and where reclassification adjustments are presented. ASU 2011-12 was issued to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.

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

Note 3. Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Trade accounts receivable	$28,805	$26,432
Other receivables	1,809	572
Less: Allowance for doubtful accounts	(585)	(476)

	$30,029	$26,528

        The Company had no bad debt expense in the three months ended June 30, 2012 and a net recovery of bad debt expense in the three months ended June 30, 2011 of $0.2 million. The Company had $0.1 million of bad debts expense in the six months ended June 30, 2012 and a net recovery of bad debt expense in the six months ended June 30, 2011 of $0.2 million.

        The Company performs ongoing credit evaluations of its customers and believes it has made adequate provisions for potential credit losses. The Company does not generally require collateral on accounts receivable; however, under certain circumstances, the Company may require from its customers a letter of credit, a parent corporation guarantee, or full or partial prepayment prior to performing services. The Company estimates its allowance for doubtful accounts using a specific identification method based on an evaluation of payment history, the customer's credit situation, and other factors. At June 30, 2012, three customers made up 53.3% of the Company's accounts receivable balance. At December 31, 2011, three customers made up 52.5% of the Company's accounts receivable balance. Allowance for doubtful accounts was $0.6 million and $0.5 million at June 30, 2012 and December 31, 2011, respectively.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Accounts Receivable and Allowance for Doubtful Accounts (Continued)

        The accounts receivable attributable to the following customers represented the percentage of total accounts receivable as set forth in the table below:

	Percentage of Total Accounts Receivable
	As of June 30, 2012	As of December 31, 2011
Italian Ministry of Civil Protection	14.8%	18.9%
Hellenic Fire Brigade (Greece)	18.7%	21.6%
Helicorp (Australia)	—	12.0%
US Forest Service	19.8%	—

	53.3%	52.5%

        The following is a summary of customers that accounted for at least 10% of the Company's sales in the three or six months ended June 30, 2012 or 2011:

	Percentage of Revenues
	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Helicorp (Australia)	—	—	11.7%	13.3%
Italian Ministry of Civil Protection	12.9%	14.3%	14.6%	16.8%
US Forest Service	29.7%	40.8%	17.4%	27.6%
Western Forest Products (Canada)	10.1%	9.1%	9.2%	6.2%

	52.7%	64.2%	52.9%	63.9%

Note 4. Aircranes and Support Parts in Process

        Aircranes and support parts in process consist of Aircranes in various stages of production. At June 30, 2012, the balance included no completed Aircranes. At December 31, 2011, the balance included one completed Aircrane and one substantially completed Aircrane. During the six months ended June 30, 2012, significant parts and components from the Aircrane that was substantially completed at year-end were placed into the Company's Aircrane support parts inventory to support the Company's fleet for the upcoming fire season. During the three months ended June 30, 2012, the completed Aircrane was put into service in our fleet to support increased demand from one of our major customers.

Note 5. Aircrane Support Parts, net

        Aircrane support parts consist of Aircrane parts, overhauls of certain major components, and work-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Cost capitalized for Aircrane support parts include materials, labor, and operating overhead. Overhauls on certain major components are capitalized, and then amortized based on estimated flight hours between overhauls.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Aircrane Support Parts, net (Continued)

        Aircrane support parts consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Aircrane parts	$63,229	$50,572
Major component overhauls	34,822	30,777
Work-in-process	21,399	25,593
Less: Excess and obsolete reserve	(4,490)	(5,050)

	$114,960	$101,892

Note 6. Accrued and Other Current Liabilities

        Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Payroll and related taxes	$4,385	$3,627
Customer advance payments	4,061	4,326
Cost per Hour	3,248	2,770
Advance from Cambiano	—	1,284
Warranty	100	1,015
Interest	211	58
Other	6,606	4,197

Total	$18,611	$17,277

Note 7. Debt

Credit Facilities

        At the end of June 2010, the Company entered into a Credit Agreement (the "Credit Agreement") with a bank syndicate led by Wells Fargo Bank, National Association (Wells Fargo), which consisted of up to $132.5 million in senior credit facilities, including a $65.0 million term loan facility and a revolving credit facility of up to $67.5 million. The Company is currently in discussions with several lenders, including lenders of the syndicate to refinance the debt.

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

Note 7. Debt (Continued)

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

        The senior credit facilities contain several affirmative and negative covenants customary for similar senior credit facilities, including a leverage ratio test based on maximum senior Funded Indebtedness (excluding subordinated debt) to Bank EBITDA, a minimum fixed charge coverage ratio, and a minimum tangible net worth test for certain periods in 2012. The indebtedness under the senior credit facilities is secured by liens on substantially all of the Company's assets, including the Company's interests in its subsidiaries, the Company's real and personal property, and interests in property and proceeds thereof, including, but not limited to, intangible assets, the type certificates and supplemental type certificates for the Company's aircraft. As of June 30, 2013, the Company classified the debt outstanding under its Credit Agreement as current debt due to the expiration date of its Credit Agreement of June 24, 2013. On August 3, 2012, the Company amended its credit agreement to revise its minimum fixed charge covenant ratio to allow for the debt reclassification from long term to short term as of June 30, 2012. Absent this amendment the Company would not have been in compliance with its minimum fixed charge covenant ratio at June 30, 2012. The Company was in compliance with all of its covenants under the Credit Agreement as of June 30, 2012. The outstanding balance under the revolving credit facility at June 30, 2012 and December 31, 2011, excluding letters of credit, was $34.0 million and $51.8 million, respectively. The weighted average interest rate for borrowings under the revolving credit facility for the three months ended June 30, 2012 and June 30, 2011 was 3.82% and 7.21%, respectively. The weighted average interest rate for borrowings under the revolving credit facility for the six months ended June 30, 2012 and June 30, 2011 was 3.93% and 6.36%, respectively. The borrowing rate at June 30, 2012 and December 31, 2011 was 3.53% and 3.61%, respectively. The Company had $2.3 million outstanding standby letters of credit issued as of June 30, 2012 and December 31, 2011. Borrowing availability was $31.3 million and $13.4 million as of June 30, 2012 and December 31, 2011, respectively.

        The weighted average interest rate for the term loan borrowings for the three months ended June 30, 2012 and 2011 was 3.27% and 6.18%, respectively. The weighted average interest rate for the term loan borrowings for the six months ended June 30, 2012 and 2011 was 3.27% and 5.50%, respectively. At June 30, 2012 and December 31, 2011 the outstanding balance under the term loan facility was $52.0 million and $55.3 million, respectively. The borrowing rate at June 30, 2012 and December 31, 2011 was 3.21% and 3.17%, respectively.

Working Capital Guarantee Credit Agreement

        On June 30, 2011, in connection with an amendment to the Credit Agreement, the Company obtained a separate line of credit with Wells Fargo for up to $10.0 million (the "Working Capital Guarantee Credit Agreement"), pursuant to which Wells Fargo issues standby letters of credit to certain of the Company's non-domestic customers for the purpose of assuring the Company's performance of its obligations to such customers. The standby letters of credit are required to be

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Debt (Continued)

collateralized by funds obtained from the Company through the issuance of promissory notes to ZM Private Equity Fund I, L.P. in the initial principal amount of $700,000 and to ZM Private Equity Fund II, L.P. in the initial principal amount of $300,000, each with an initial interest rate of 20.0% per annum. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. In connection with the IPO in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum. As of June 30, 2012 and December 31, 2011 the Company had $1.1 million and $8.6 million, respectively, in outstanding letters of credit under this line of credit.

Subordinated Notes

        On June 30, 2010, the Company issued unsecured subordinated promissory notes with an aggregate principal amount of $8.5 million to ZM Private Equity Funds I and II, L.P. at an initial interest rate of 20.0% per annum. No periodic principal or interest payments are required and the promissory notes mature on June 30, 2015. Interest payments are accrued to principal on a quarterly basis. The promissory notes can be prepaid at any time prior to maturity, at the Company's option, at the original principal amount plus accrued interest without any prepayment penalties, subject to limitations under the agreement. In connection with the IPO in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum.

        On June 30, 2011, in connection with an amendment to the Credit Agreement, an additional $10.0 million of unsecured subordinated promissory notes were obtained from ZM Private Equity Funds I and II, L.P. at an initial interest rate of 20.0% per annum. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement as disclosed above, ZM Private Equity Funds I and II issued $1.0 million in unsecured subordinated promissory notes. In connection with the IPO in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum.

        The weighted average interest rate on the subordinated promissory notes for the three months ended June 30, 2012 and 2011 was 11.65% and 20.00%, respectively. The weighted average interest rate for the six months ended June 30, 2012 and 2011 was 15.82% and 20.00%, respectively. The borrowing rate was 10.0% and 20.0% and the balance was $25.4 million and $23.5 million at June 30, 2012 and December 31, 2011, respectively.

        Total debt outstanding was as follows (in thousands):

	June 30, 2012	December 31, 2011
Term Debt	$52,000	$55,250
Revolving Line of Credit	33,962	51,783
Subordinated Notes	25,435	23,537

	$111,397	$130,570

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Debt (Continued)

        On July 29, 2008, EuAC entered into an Agreement with Banca Di Credito Cooperativo Di Cambiano ("Cambiano") whereby Cambiano agreed to periodically advances European Air-Crane up to €6.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this agreement is to fulfill short term liquidity needs. At June 30, 2012 and December 31, 2011, there were zero and €2.6 million in advances outstanding, respectively, under this arrangement included within accounts payable and accrued liabilities. The agreement may be canceled by either party at any time.

        On August 4, 2008, EuAC executed a bank guarantee and pledged €3.0 million as restricted cash in connection with a performance guarantee for a four-year leasing contract in Italy; these restrictions will expire in June 2013. Following receipt of the restricted cash, Cambiano issued a letter of credit for the performance bond. The Company has classified these as current and noncurrent assets based on the anticipated release date of the restriction.

Note 8. Income Taxes

        The Company's effective income tax rate for the three months ended June 30, 2012 and 2011 was 38.5% and 29.8% respectively. The Company's effective income tax rate for the six months ended June 30, 2012 and 2011 was 39.1% and 26.1% respectively. The Company's effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year.

        In accounting for income taxes, the Company recognizes deferred tax assets if realization of such assets is more likely than not. The Company believes, based on factors including, but not limited to, the ability to generate future taxable income from reversing taxable temporary differences and forecasts of financial and taxable income or loss by jurisdiction, that as of June 30, 2012 it is more likely than not that the Company will realize all of its deferred tax assets, including its net operating loss carry forwards. The Company's utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382.

        As of June 30, 2012, there have been no material changes to the Company's uncertain tax position disclosure as provided at December 31, 2011. It is the Company's policy to recognize interest and penalties related to uncertain tax positions in Other income (expense).

Note 9. Redeemable Preferred Stock and Stockholders' Equity

        As of December 31, 2011, the Company was authorized to issue two classes of stock to be designated as "Common Stock" and "Preferred Stock." The total number of shares the Company was authorized to issue was 72,300 shares: (i) 2,300 shares of which were Common Stock, $0.0001 par value per share, and (ii) 70,000 shares of which were Preferred Stock, $0.0001 par value per share. For Common Stock, 2,000 shares were designated "Class A Common Stock" and 300 shares were designated "Class B Common Stock." All 70,000 shares of Preferred Stock are designated "Series A Redeemable Preferred Stock." On September 27, 2007, the Company issued 1,000 shares of Class A Common Stock at $0.50 per share and 34,999.5 shares of Preferred Stock issued at $1,000 per share.

        In April 2012, the Company completed its IPO of common stock. In connection with the IPO, the Company amended its certificate of incorporation to authorize the Company to issue 110,000,000

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9. Redeemable Preferred Stock and Stockholders' Equity (Continued)

shares of Common Stock and up to 10,000,000 shares of Preferred Stock. Upon the closing of the IPO, all outstanding shares of Redeemable Preferred Stock and all outstanding shares of Class A Common Stock automatically converted into an aggregate of 4,802,970 shares of the Company's common stock.

        The Board of Directors is authorized, at any time, to provide for the issuance of shares of Preferred Stock, in one or more series with such designations, preferences and rights, and such qualifications, limitations and restrictions, as shall be set forth in the resolutions of the Board of Directors providing for the issuance thereof.

Note 10. Reportable Segments

        ASC 280-10-50—Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Based on the nature of its products and services, the Company operates in two business segments: Aerial Services; and Manufacturing, Repair, and Overhaul ("MRO").

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

        The following table sets forth information about the Company's operations by its two reportable segments and by geographic area. Amounts identified as "Corporate" are assets or expenses that are not allocated to a specific segment:

Revenue by Reportable Segment (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net revenues:
Aerial Services	$35,308	$39,472	$60,416	$58,199
Manufacturing / MRO	2,569	3,046	5,070	4,694

Total net revenues	$37,877	$42,518	$65,486	$62,893

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Reportable Segments (Continued)

Gross Profit by Reportable Segment (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Gross profit:
Aerial Services	$8,968	$12,351	$12,226	$12,528
Manufacturing / MRO	1,352	(22)	2,134	171

Total gross profit	$10,320	$12,329	$14,360	$12,699

Assets by Reportable Segment (in thousands):

	June 30, 2012	December 31, 2010
Assets:
Aerial Services	$125,858	$109,229
Manufacturing / MRO	89,966	97,549
Corporate	29,250	27,133

Total assets	$245,074	$233,911

Revenue by Geographic Area (in thousands):

        For the Aerial Services business segment, revenues are attributed to geographic area based on the country where the services were performed; for the Manufacturing / MRO business segment, revenues are attributed to geographic area based on the country in which the customer is located.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net revenues:
North America	$24,036	$30,257	$32,788	$34,802
South America	3,216	—	6,719	—
Europe	8,428	7,480	13,129	12,516
Asia	1,928	4,781	5,196	7,239
Australia	269	—	7,654	8,336

Total net revenues	$37,877	$42,518	$65,486	$62,893

Note 11. Commitments and Contingencies

Environmental Remediation Matters

        The Company is continuing to participate in remediating environmental damage resulting from the identification of hazardous substances at its Central Point, Oregon facility. Under an Asset Purchase Agreement with Erickson Group, Ltd. ("Erickson Group"), a previous owner of the Company, Erickson Group agreed to bear the financial responsibility for the payment of the first $1.5 million of

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11. Commitments and Contingencies (Continued)

the cleanup costs. Erickson Group and the Company agreed to each bear one-half of the financial responsibility for the payment of the next $1.0 million of cleanup costs, and any aggregate costs in excess of $2.5 million will be the sole responsibility of Erickson Group. Erickson Group is responsible for directing and controlling the remediation efforts. Since 2000, the Company has paid $0.4 million to Erickson Group for a portion of its exposure on the $0.5 million layer of financial responsibility and has recorded a liability for the remaining $0.1 million exposure on its remaining share. Environmental consultants indicate that the Central Point site may require monitoring for another 20 years; therefore, the Company believes the full amount of its financial share will ultimately be paid.

Canada Revenue Agency

        In 2008, the Company was assessed by the Canada Revenue Agency ("CRA") C$0.8 million in Regulation 102 withholding tax and interest for the tax years 2002 and 2003. During 2008, the Company paid the assessment and filed a Notice of Objection with the Chief of Appeals of the CRA. In 2010, the Company established a reserve in the amount of $0.8 million, due to the uncertainty of collection of the amount. In June 2012, the Company was notified that it's litigation with the CRA resulted in a favorable outcome for the Company, with the CRA conceding the matter in the Company's favor. The Company is currently working with the CRA on formal settlement documentation and expects to receive a full refund of the C$0.8 million assessment. Accordingly, the Company has removed the $0.8 million reserve relating to this matter.

Put Option

        A significant customer holds the right to exercise a put option that would, if exercised, require the Company to repurchase on July 31, 2013 the S-64 Aircrane the Company sold to the customer in 2009. Additionally, the Company may purchase at its option the Aircrane prior to the execution of the put option. The original sales agreement, dated May 27, 2009, included the right of the customer to put the aircraft back to the Company on January 30, 2013 for its then fair market value determined by an appraisal process defined under the agreement. Management believes an anticipated range of fair value, based upon the Company's experience, industry knowledge, and the low cumulative flight hours on the Aircrane, should be between $15.0 million and $20.0 million.

Legal Proceedings

        In the ordinary course of business, the Company is party to various legal proceedings. The Company reviews these actions on an ongoing basis to determine whether it is probable that a loss has occurred and uses that information when making accrual and disclosure decisions. The Company is not engaged in any material litigation at this time.

Note 12. Related Party Transactions

Second Lien Debt

        On June 30, 2010, concurrent with the refinancing of the Company's senior debt, the Company used proceeds from the senior credit facilities to partially pay-down $11.5 million of its $20.0 million Second Lien Debt, with the remaining $8.5 million being exchanged for unsecured subordinated

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12. Related Party Transactions (Continued)

promissory notes at a rate of 20.0% per annum, which is payable in kind by increasing the principal amount of such notes and is payable quarterly. In connection with the IPO in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum.

        On June 30, 2011, in connection with an amendment to the Credit Agreement, an additional $10.0 million of unsecured subordinated promissory notes were issued to ZM Private Equity Funds I and II, L.P. at a rate of 20.0% per annum, which is payable in kind by increasing the principal amount of such notes and is payable quarterly. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement, the Company issued $1.0 million in unsecured subordinated promissory notes to ZM Private Equity Funds I and II, L.P. at a rate of 20.0% per annum, which is payable in kind by increasing the principal amount of such notes and is payable quarterly. In connection with the IPO in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum.

Note 13. Derivative Instruments and Hedging Activities

        The Company has entered into a number of foreign currency forward contracts. The purpose of these transactions is to reduce the impact of future currency fluctuations related to anticipated cash receipts from expected future revenue that is denominated in a currency other than U.S. dollars. The change in the valuation of the foreign currency forwards portfolio is recorded within unrecognized or recognized gain (loss) in the accompanying consolidated statements of operations.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Derivative Instruments and Hedging Activities (Continued)

        A summary of open foreign currency forward contracts at June 30, 2012 and December 31, 2011 are as follows (all contracts are obligations for the Company to deliver foreign currency—i.e., short positions) (in thousands):

Purpose/Maturity	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
June 30, 2012:
Europe—Aerial Operations maturing through December 2012	€ 5,176	$7,202	$6,568	$634
Australia—Aerial Operations maturing through March 2013	AUD 8,698	8,474	8,717	(243)
Canada—Aerial Operations maturing through December 2012	CAD 5,455	5,424	5,352	72

		$21,100	$20,637	$463

Purpose/Maturity	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
December 31, 2011:
Italy—Aerial Operations maturing through December 2012	€ 2,848	$3,948	$3,702	$246
Greece—Aerial Operations maturing through December 2012	€ 13,718	18,789	17,790	999
Australia—Aerial Operations maturing through March 2013	AUD 17,848	16,417	17,746	(1,329)

		$39,154	$39,238	$(84)

        The Company's foreign currency forward contracts were measured at fair value within Level 2 of the fair value hierarchy at June 30, 2012 and December 31, 2011, which is valued using quoted market prices for contracts with similar terms and maturity dates.

Note 14. Warranty Reserves

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

        For three months ended June 30, 2012, warranty expense was a net credit of $0.4 million. Warranty liability was adjusted as of June 30, 2012 based on anticipated usage prior to the warranty expiration in August 2012. For the six months ended June 30, 2012 warranty expense was a net credit of $0.4 million.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14. Warranty Reserves (Continued)

Net warranty expense was $0.9 million and $0.9 million for three months and six months ended June 30, 2011. As of June 30, 2012 and December 31, 2011 warranty liability reserve was $0.1 million and $1.0 million, respectively.

Note 15. Variable Interest Entity

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

        The Company believes that EuAC is a VIE and that the Company is the primary beneficiary of the VIE through its ability to make decisions about the entity's activities, the exposure to the expected losses of the entity if they occur, and the right to receive the expected residual returns of the entity if they occur. As such, the consolidated financial statements include the balances of EuAC. Noncontrolling interest of $0.8 million and $0.9 million relates to the other owners' stockholdings and is reflected in stockholders' equity in the accompanying consolidated balance sheet at June 30, 2012 and December 31, 2011, respectively.

Note 16. Seasonality

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

Note 17. Earnings (Loss) Per Share

        The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 17. Earnings (Loss) Per Share (Continued)

(loss) per share. The following table shows the computation of basic and diluted earnings (loss) per share:

(in millions, except share per share data)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net income (loss) attributable to common stockholders	$831	$2,064	$(4,172)	$(8,599)
Basic weighted average shares outstanding	8,355,869	1,000	4,178,435	1,000
Dilutive effect of share based awards	—	—	—	—

Diluted weighted average shares outstanding	8,355,869	1,000	4,178,435	1,000
Basic earnings (loss) per share	$0.10	$2,063.83	$(1.00)	$(8,599.00)
Diluted earnings (loss) per share	$0.10	$2,063.83	$(1.00)	$(8,599.00)
Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	87,076	—	87,076	—

Note 18. Stock-based Compensation

        In connection with the completion of the IPO, the Company adopted its 2012 Long Term Incentive Plan. The goal of the plan is to align the interests of the Company's executive officers with the interests of its stockholders. Because vesting is based on continued employment, these equity based incentives are also intended to encourage the retention of the Company's named executive officers and other employees through the vesting period of the awards. The Company issued 257,799 RSUs concurrently with the closing of the IPO, including: (1) 252,935 RSUs to certain members of its management and (2) 4,864 RSUs to its independent directors. The fair value of restricted stock units is determined based on the quoted closing price of its common stock on the date of grant.

        The following table summarizes the Company's restricted stock units awards activity during the six-month period ended June 30, 2012:

Restricted Stock Units Awards
Outstanding at December 31, 2011	—
Granted	257,799
Exercised	—
Vested restricted stock units	(151,114)
Forfeited	—
Expired	—

Outstanding at June 30, 2012	106,685

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 18. Stock-based Compensation (Continued)

        During the six-month period ended June 30, 2012, the Company granted 257,799 restricted stock awards with a weighted-average fair value on the date of grant of $8.00 per share. In connection with these grants, the Company recognized approximately $1.3 million in stock-based compensation expense during the three and six-month periods ended June 30, 2012.

        Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards is expected to be recorded as follows:

(dollars in thousands)	Restricted stock unit awards
2012 (period from July 1 through December 31, 2012)	$211
2013	291
2014	164
2015	61
2016	31
2017	9

Total	$767

Note 19. Subsequent Events

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

        The following table presents our consolidated operating results for the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

(Dollars in thousands)	Three Months Ended June 30, 2012	% of Revenues		Three Months Ended June 30, 2011	% of Revenues	Change	% Change
Net revenues:
Aerial Services	$35,308	93.2		$39,472	92.8	$(4,164)	(10.5)
Manufacturing / MRO	2,569	6.8		3,046	7.2	(477)	(15.7)

Total revenues	37,877	100.0		42,518	100.0	(4,641)	(10.9)
Cost of revenues:
Aerial Services	26,340	74.6	(1)	27,121	68.7 (1)	(781)	(2.9)
Manufacturing / MRO	1,217	47.4	(1)	3,068	100.7 (1)	(1,851)	(60.3)

Total cost of revenues	27,557	72.8		30,189	71.0	(2,632)	(8.7)

Gross profit
Aerial Services	8,968	25.4	(1)	12,351	31.3 (1)	(3,383)	(27.4)
Manufacturing / MRO	1,352	52.6	(1)	(22)	(0.7) (1)	1,374	NM (2)

Total gross profit	10,320	27.2		12,329	29.0	(2,009)	(16.3)
Operating expenses:
General and administrative	4,551	12.0		2,721	6.4	1,830	67.3
Research and development	1,476	3.9		981	2.3	495	50.5
Selling and marketing	1,220	3.2		1,207	2.8	13	1.1

Total operating expenses	7,247	19.1		4,909	11.5	2,338	47.6

Income (loss) from operations	3,073	8.1		7,420	17.5	(4,347)	(58.6)
Other income (expense), net:
Interest expense, net	(1,748)	(4.6)		(2,428)	(5.7)	680	(28.0)
Other income (expense), net	577	1.5		(1,456)	(3.4)	2,033	NM (2)

Total other income (expense)	(1,171)	(3.1)		(3,884)	(9.1)	2,713	69.9

Net income (loss) before income taxes and noncontrolling interest	1,902	5.0		3,536	8.3	(1,634)	(46.2)
Income tax expense (benefit)	733	1.9		(1,054)	(2.5)	1,787	NM (2)

Net income (loss)	1,169	3.1		4,590	10.8	(3,421)	(74.5)
Less: Net (income) loss related to noncontrolling interest	(52)	(0.1)		(285)	(0.7)	233	(81.8)

Net income (loss) attributable to Erickson Air-Crane Incorporated	1,117	2.9		4,305	10.1	(3,188)	(74.1)
Dividends on Series A Redeemable Preferred Stock	286	0.8		2,241	5.3	(1,955)	(87.2)

Net income (loss) attributable to common stockholders	$831	2.2		$2,064	4.9	$(1,233)	(59.7)

(1)
Percentage of net revenues of segment.

(2)
We use the abbreviation "NM" to refer to changes that are not meaningful.

Revenues

        Consolidated revenues decreased by $4.6 million, or 10.9%, to $37.9 million in the second quarter of 2012 from $42.5 million for the second quarter of 2011. The decrease in revenues was attributable to a $4.2 million decrease in Aerial Services revenues and a $0.5 million decrease in Manufacturing / MRO revenues compared to the 2011 period.

(Dollars in thousands)	Three Months Ended June 30, 2012	% of Revenues	Three Months Ended June 30, 2011	% of Revenues	Change	% Change
Net revenues:
Aerial Services	$35,308	93.2	$39,472	92.8	$(4,164)	(10.5)
Manufacturing / MRO	2,569	6.8	3,046	7.2	(477)	(15.7)

Total revenues	$37,877	100.0	$42,518	100.0	$(4,641)	(10.9)

        Aerial Services.    Aerial Services revenues decreased by $4.2 million, or 10.5%, to $35.3 million in the second quarter of 2012 from $39.5 million in the second quarter of 2011. This decrease was due primarily to a 17.7% decrease in revenue flight hours for Aerial Services during the second quarter of 2012 to 2,902 hours from 3,527 hours in the second quarter of 2011. The decrease in revenue flight hours was primarily due to decreased revenue flight hours in firefighting and timber harvesting services, and was partially offset by an increase in infrastructure construction revenue flight hours.

        The following are our revenues and revenue flight hours by type of service for the second quarter of 2012 and 2011

(Dollars in thousands)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Change	% Change
Aerial Services Revenues:
Firefighting	$13,407	$20,477	$(7,070)	(34.5)
Timber Harvesting	8,218	11,407	(3,189)	(28.0)
Infrastructure Construction	9,003	2,537	6,466	NM
Crewing	4,680	5,051	(371)	(7.3)

Total Aerial Services revenues	$35,308	$39,472	$(4,164)	(10.5)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Change	% Change
Aerial Services Revenue Flight Hours:
Firefighting	709	1,310	(601)	(45.9)
Timber Harvesting	1,203	1,643	(440)	(26.8)
Infrastructure Construction	705	209	496	NM
Crewing	285	365	(80)	(21.9)

Total Aerial Services revenue flight hours	2,902	3,527	(625)	(17.7)

  •
  Firefighting revenues decreased by $7.1 million, or 34.5%, to $13.4 million in the second quarter of 2012 from $20.5 million in the second quarter of 2011. This decrease was largely due to fewer

    United States and Canada flight hours in the second quarter of 2012 compared to the second quarter of 2011, primarily due to an earlier start to the North American fire season in 2011.

  •
  Timber Harvesting revenues decreased by $3.2 million, or 28.0%, to $8.2 million in the second quarter of 2012 from $11.4 million in the second quarter of 2011. This decrease was primarily due to decreased revenues from flight hour activity with our Canadian and Malaysian customers in the second quarter of 2012 compared to the second quarter of 2011.

  •
  Infrastructure Construction revenues increased by $6.5 million to $9.0 million in the second quarter of 2012 from $2.5 million in the second quarter of 2011. This increase was primarily due to second quarter 2012 revenues from a new oil-and-gas customer in Peru, and from powerline construction customers in the United States and Italy.

  •
  Crewing revenues decreased by $0.4 million, or 7.3%, to $4.7 million in the second quarter of 2012 from $5.1 million in the second quarter of 2011.

        Manufacturing / MRO.    Manufacturing / MRO revenue decreased by $0.5 million, or 15.7%, to $2.6 million in the second quarter of 2012 from $3.0 million in the second quarter of 2011. This decrease was primarily due to lower flight hours on our CPH contract in Italy, as well as lower training and firefighting demand from our Italian customer.

Gross Profit

        Consolidated gross profit decreased by $2.0 million to $10.3 million in the second quarter of 2012 from $12.3 million in the second quarter of 2011. The decrease was attributable to a decrease in Aerial Services gross profit of $3.4 million which was partially offset by an increase in Manufacturing / MRO gross profit of $1.4 million in the second quarter of 2012.

(Dollars in thousands)	Three Months Ended June 30, 2012	% of Related Revenues	Three Months Ended June 30, 2011	% of Related Revenues	Change	% Change
Gross profit
Aerial Services	$8,968	25.4	$12,351	31.3	$(3,383)	(27.4)
Manufacturing / MRO	1,352	52.6	(22)	(0.7)	1,374	NM

Total gross profit	$10,320	27.2	$12,329	29.0	$(2,009)	(16.3)

        Aerial Services.    Aerial Services gross profit decreased by $3.4 million to $9.0 million in the second quarter of 2012 from $12.4 million in the second quarter of 2011. Gross profit margin was 25.4% in the second quarter of 2012 compared to 31.3% in the second quarter of 2011. The revenue decrease of $4.2 million for the second quarter of 2012 compared to the second quarter of 2011 was the primary reason for the gross profit decrease. Certain costs of Aerial Services revenues are fixed in nature, and the decrease in flight hour revenues directly impacted our operating margins and results, and were partially offset by reduced costs associated with aircraft maintenance activities in the second quarter of 2012.

        Manufacturing / MRO.    Manufacturing / MRO gross profit increased to $1.4 million in the second quarter of 2012 compared to $0.0 million in the second quarter of 2011. The primary reason for the gross profit improvement was differences in warranty expense, with a credit of $0.4 million in the second quarter of 2012 due to a change in the estimate of flight hours on a customer's Aircrane, compared to a $0.9 million expense in the second quarter of 2011 associated with an accessory failure on a customer's Aircrane.

Operating Expenses

(Dollars in thousands)	Three Months Ended June 30, 2012	% of Revenues	Three Months Ended June 30, 2011	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$4,551	12.0	$2,721	6.4	$1,830	67.3
Research and development	1,476	3.9	981	2.3	495	50.5
Selling and marketing	1,220	3.2	1,207	2.8	13	1.1

Total operating expenses	7,247	19.1	4,909	11.5	2,338	47.6

Income (loss) from operations	$3,073	8.1	$7,420	17.5	$(4,347)	(58.6)

        Operating expenses increased by $2.3 million, or 47.6%, to $7.2 million in the second quarter of 2012 from $4.9 million in the second quarter of 2011. The change in general and administrative expense was primarily due to stock based compensation expense of $1.3 million in the second quarter of 2012 related to restricted stock granted to employees and our Board of Directors upon the completion of our initial public offering ("IPO"). There was no stock based compensation expense in the three months ended June 30, 2011. The change in research and development expense was primarily due to increased spending on main rotor blade development and other engineering projects.

Other Income (Expense), Net

(Dollars in thousands)	Three Months Ended June 30, 2012	% of Revenues	Three Months Ended June 30, 2011	% of Revenues	Change	% Change
Other income (expense), net:
Interest expense, net	$(1,748)	(4.6)	$(2,428)	(5.7)	$680	(28.0)
Other income (expense), net	577	1.5	(1,456)	(3.4)	2,033	NM

Total other income (expense), net	$(1,171)	(3.1)	$(3,884)	(9.1)	$2,713	69.9

        Total other income (expense), net increased by $2.7 million to $1.2 million of expense in the second quarter of 2012 from $3.9 million of expense in the second quarter of 2011. Interest expense, net decreased by $0.7 million, to $1.7 million in the second quarter of 2012, from $2.4 million in the second quarter of 2011, due to a decrease in our average outstanding borrowings, which was coupled with a decrease in the average borrowing rate. Our average outstanding borrowings decreased due to the paydown of outstanding borrowings in the second quarter of 2012 with the net proceeds of our IPO.

(Dollars in thousands)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$(349)	$(968)	$619
Realized foreign exchange gain (loss)	352	(607)	959
Amortization of debt issuance costs	(271)	(171)	(100)
Interest expense related to tax contingencies	—	(132)	132
Gain (loss) on disposal of assets	—	8	(8)
Other income (expense), net	845	414	431

Other income (expense), net	$577	$(1,456)	$2,033

        Other income (expense), net expense increased by $2.0 million to a net income of $0.6 million in the second quarter of 2012 from a net expense of $1.5 million in the second quarter of 2011. The unrealized foreign exchange gain in the second quarter of 2012 was primarily due to changes in the Euro exchange rate and the corresponding effect on the Euro hedge contracts outstanding in the second quarter of 2012. Other income (expense), net for the three months ended June 30, 2012 included the $0.8 million removal of the reserve on the receivable from the Canadian Revenue Agency ("CRA").

Income Tax Expense (Benefit)

(Dollars in thousands)	Three Months Ended June 30, 2012	% of Revenues	Three Months Ended June 30, 2011	% of Revenues	Change	% Change
Net income (loss) before income taxes and noncontrolling interest	$1,902	5.0	$3,536	8.3	$(1,634)	(46.2)
Income tax expense (benefit)	733	1.9	(1,054)	(2.5)	1,787	NM

Net income (loss)	$1,169	3.1	$4,590	(10.8)	$(3,421)	(74.5)

        Income tax expense (benefit) changed by $1.8 million to a $0.7 million expense in the second quarter of 2012 from a $1.1 million benefit in the second quarter of 2011. The change was due to a lower anticipated overall tax rate for 2011 compared to the anticipated 2012 effective tax rate, coupled with a smaller net loss position for the three months ended June 30, 2012 compared to the same period in 2011.

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Three Months Ended June 30, 2012	% of Revenues	Three Months Ended June 30, 2011	% of Revenues	Change	% Change
Net income (loss)	$1,169	3.1	$4,590	10.8	$(3,421)	(74.5)
Less: Net (income) loss related to noncontrolling interest	(52)	(0.1)	(285)	(0.7)	233	(81.8)

Net income (loss) attributable to Erickson Air-Crane Incorporated	1,117	2.9	4,305	10.1	(3,188)	(74.1)
Dividends on Series A Redeemable Preferred Stock	286	0.8	2,241	5.3	(1,955)	(87.2)

Net income (loss) attributable to common stockholders	$831	2.2	$2,064	4.9	$(1,233)	(59.7)

        Net income (loss) attributable to Erickson Air-Crane Incorporated decreased by $3.2 million to a $1.1 million net income in the second quarter of 2012 from a $4.3 million net income in the second quarter of 2011, due to the changes in revenues, expenses, and taxes discussed above. Dividends on Series A Redeemable Preferred Stock decreased by $2.0 million due to the conversion of preferred stock to common stock in conjunction with the IPO. Net income (loss) attributable to common stockholders decreased by $1.2 million to $0.8 million in the second quarter of 2012 from $2.1 million in the second quarter of 2011.

Six Months Ended June 30, 2012 and 2011

        The following table presents our consolidated operating results for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

(Dollars in thousands)	Six Months Ended June 30, 2012	% of Revenues	Six Months Ended June 30, 2011	% of Revenues	Change	% Change
Net revenues:
Aerial Services	$60,416	92.3	$58,199	92.5	$2,217	3.8
Manufacturing / MRO	5,070	7.7	4,694	7.5	376	8.0

Total revenues	65,486	100.0	62,893	100.0	2,593	4.1
Cost of revenues:
Aerial Services	48,190	79.8 (1)	45,671	78.5 (1)	2,519	5.5
Manufacturing / MRO	2,936	57.9 (1)	4,523	96.4 (1)	(1,587)	(35.1)

Total cost of revenues	51,126	78.1	50,194	79.8	932	1.9

Gross profit
Aerial Services	12,226	20.2 (1)	12,528	21.5 (1)	(302)	(2.4)
Manufacturing / MRO	2,134	42.1 (1)	171	3.6 (1)	1,963	NM (2)

Total gross profit	14,360	21.9	12,699	20.2	1,661	13.1
Operating expenses:
General and administrative	7,431	11.3	6,591	10.5	840	12.7
Research and development	2,430	3.7	1,854	2.9	576	31.1
Selling and marketing	3,081	4.7	3,314	5.3	(233)	(7.0)

Total operating expenses	12,942	19.8	11,759	18.7	1,183	10.1

Income (loss) from operations	1,418	2.2	940	1.5	478	50.9
Other income (expense), net:
Interest expense, net	(4,013)	(6.1)	(4,217)	(6.7)	204	(4.8)
Other income (expense), net	720	1.1	(1,637)	(2.6)	2,357	NM (2)

Total other income (expense)	(3,293)	(5.0)	(5,854)	(9.3)	2,561	43.7

Net income (loss) before income taxes and noncontrolling interest	(1,875)	(2.9)	(4,914)	(7.8)	3,039	(61.8)
Income tax expense (benefit)	(734)	(1.1)	(1,285)	(2.0)	551	42.9

Net income (loss)	(1,141)	(1.7)	(3,629)	(5.8)	2,488	68.6
Less: Net (income) loss related to noncontrolling interest	(237)	(0.4)	(592)	(0.9)	355	(60.0)

Net income (loss) attributable to Erickson Air-Crane Incorporated	(1,378)	(2.1)	(4,221)	(6.7)	2,843	67.4
Dividends on Series A Redeemable Preferred Stock	2,794	4.3	4,378	7.0	(1,584)	(36.2)

Net income (loss) attributable to common stockholders	$(4,172)	(6.4)	$(8,599)	(13.7)	$4,427	51.5

(1)
Percentage of net revenues of segment.

(2)
We use the abbreviation "NM" to refer to changes that are not meaningful.

Revenues

        Consolidated revenues increased by $2.6 million, or 4.1%, to $65.5 million in the six months ended June 30, 2012 from $62.9 million for the same period of 2011. The increase in revenues was attributable to a $2.2 million increase in Aerial Services revenues and a $0.4 million increase in Manufacturing / MRO revenues compared to the 2011 period.

(Dollars in thousands)	Six Months Ended June 30, 2012	% of Revenues	Six Months Ended June 30, 2011	% of Revenues	Change	% Change
Net revenues:
Aerial Services	$60,416	92.3	$58,199	92.5	$2,217	3.8
Manufacturing / MRO	5,070	7.7	4,694	7.5	376	8.0

Total revenues	$65,486	100.0	$62,893	100.0	$2,593	4.1

        Aerial Services.    Aerial Services revenues increased by $2.2 million, or 3.8%, to $60.4 million in the six months ended June 30, 2012 from $58.2 million in the same period of 2011. This increase was due in part to an increase in revenue flight hours for Infrastructure Construction during the six months ended June 30, 2012 partially offset by lower Firefighting and Timber Harvesting revenue flight hours.

        The following are our revenues and revenue flight hours by type of service for the six months ended June 30, 2012 and 2011:

(Dollars in thousands)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Change	% Change
Aerial Services Revenues:
Firefighting	$20,947	$28,860	$(7,913)	(27.4)
Timber Harvesting	14,057	15,865	(1,808)	(11.4)
Infrastructure Construction	16,131	3,969	12,162	NM
Crewing	9,281	9,505	(224)	(2.4)

Total Aerial Services revenues	$60,416	$58,199	$2,217	3.8

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Change	% Change
Aerial Services Revenue Flight Hours:
Firefighting	784	1,338	(554)	(41.4)
Timber Harvesting	1,890	2,242	(352)	(15.7)
Infrastructure Construction	1,230	331	899	NM
Crewing and other	563	553	10	1.8

Total Aerial Services revenue flight hours	4,467	4,464	3	0.1

  •
  Firefighting revenues decreased by $7.9 million, or 27.4%, to $20.9 million in the six months ended June 30, 2012 from $28.9 million during the same period in 2011. The decrease was primarily due to fewer United States and Canada revenue flight hours in the six months ended June 30, 2012 compared to the same period in 2011, primarily due to an earlier start to the North American fire season in 2011.

  •
  Timber Harvesting revenues decreased by $1.8 million, or 11.4%, to $14.1 million in the six months ended June 30, 2012 from $15.9 million during the same period of 2011. This decrease was primarily due to decreased revenues from flight hour activity with our Malaysian customers during the six months ended June 30, 2012 compared to the same period in 2011.

  •
  Infrastructure Construction revenues increased by $12.2 million to $16.1 million in the six months ended June 30, 2012 from $4.0 million during the same period of 2011. This increase was primarily due to 2012 revenues from new customers in Peru and Brazil, and increased powerline construction revenues from customers in the United States, Canada and Italy.

  •
  Crewing revenues decreased $0.2 million, or 2.4% to $9.3 million during the six months ended June 30, 2012 from $9.5 million during the same period in 2011.

        Manufacturing / MRO.    Manufacturing / MRO revenue increased by $0.4 million, or 8.0%, to $5.1 million in the six months ended June 30, 2012 from $4.7 million during the same period of 2011. This increase was primarily due to higher MRO revenues due to increased demand from both S-64 and component manufacturing customers, partially offset by lower revenues from our CPH customer in Italy, due to lower training and firefighting demand from our Italian customer.

Gross Profit

        Consolidated gross profit increased by $1.7 million to $14.4 million in the six months ended June 30, 2012 from $12.7 million during the same period of 2011. The increase was attributable to an increase in Manufacturing / MRO gross profit of $2.0 million, which was partially offset by a decrease in Aerial Services gross profit of $0.3 million for the six months ended June 30, 2012, compared to the same period in 2011.

(Dollars in thousands)	Six Months Ended June 30, 2012	% of Related Revenues	Six Months Ended June 30, 2011	% of Related Revenues	Change	% Change
Gross profit
Aerial Services	$12,226	20.2	$12,528	21.5	$(302)	(2.4)
Manufacturing / MRO	2,134	42.1	171	3.6	1,963	NM

Total gross profit	$14,360	21.9	$12,699	20.2	$1,661	13.1

        Aerial Services.    Aerial Services gross profit decreased by $0.3 million to $12.2 million in the six months ended June 30, 2012 from $12.5 million during the same period of 2011. Gross profit margin was 20.2% in the six months ended June 30, 2012 compared to 21.5% during the same period of 2011. The decrease in gross profit margins primarily resulted from increased costs in our flight crews and shipping costs between Australia and Europe, partially offset by lower maintenance costs in the six months ended June 30, 2012 compared to the same period in 2011.

        Manufacturing / MRO.    Manufacturing / MRO gross profit increased to $2.1 million in the six months ended June 30, 2012 compared to $0.2 million during the same period of 2011. The primary reason for the gross profit improvement was differences in warranty expense, with a credit of $0.4 million in the second quarter of 2012 compared to a $0.9 million expense in the second quarter of 2011.

Operating Expenses

(Dollars in thousands)	Six Months Ended June 30, 2012	% of Revenues	Six Months Ended June 30, 2011	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$7,431	11.3	$6,591	10.5	$840	12.7
Research and development	2,430	3.7	1,854	2.9	576	31.1
Selling and marketing	3,081	4.7	3,314	5.3	(233)	(7.0)

Total operating expenses	12,942	19.8	11,759	18.7	1,183	10.1

Income (loss) from operations	$1,418	2.2	$940	1.5	$478	50.9

        Operating expenses increased by $1.2 million, or 10.1%, to $12.9 million in the six months ended June 30, 2012 from $11.8 million during the same period of 2011. The change in general and administrative expenses was primarily due to an increase in stock based compensation expenses, coupled with a decrease in legal expenses related to the settlement of a legal case in early 2011. The change in research and development expense was primarily due to increased spending on main rotor blade development and other engineering projects. The decrease in selling and marketing expense was primarily due to lower trade show expenses incurred in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Other Income (Expense), Net

(Dollars in thousands)	Six Months Ended June 30, 2012	% of Revenues	Six Months Ended June 30, 2011	% of Revenues	Change	% Change
Other income (expense), net:
Interest expense, net	$(4,013)	(6.1)	$(4,217)	(6.7)	$204	(4.8)
Other income (expense), net	720	1.1	(1,637)	(2.6)	2,357	NM

Total other income (expense), net	$(3,293)	(5.0)	$(5,854)	(9.3)	$2,561	43.7

        Total other income (expense), net decreased by $2.6 million or 43.7% to $3.3 million of expense in the six months ended June 30, 2012 from $5.9 million of expense during the same period of 2011. Interest expense, net decreased by $0.2 million, to $4.0 million in the six months ended June 30, 2012, from $4.2 million during the same period of 2011, due to a decrease in our average outstanding borrowings, which was coupled with a decrease in the average borrowing rate. Our average outstanding borrowings decreased due to the paydown of outstanding borrowings in the second quarter of 2012 with the net proceeds of our IPO.

(Dollars in thousands)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$41	$(1,030)	$1,071
Realized foreign exchange gain (loss)	315	(660)	975
Amortization of debt issuance costs	(554)	(341)	(213)
Interest expense related to tax contingencies	—	(216)	216
Other income (expense), net	918	602	316
Gain on disposal of equipment	—	8	(8)

Other income (expense), net	$720	$(1,637)	$2,357

        Other income (expense), net decreased $2.4 million, to a net income of $0.7 million in the six months ended June 30, 2012 from a net expense of $1.6 million during the same period in 2011 primarily due to an unrealized foreign exchange gain in the current period as compared to an unrealized foreign exchange (loss) during the prior year period. Other income (expense), net for the six months ended June 30, 2012 included the $0.8 million removal of the reserve on the receivable from CRA.

Income Tax Expense (Benefit)

(Dollars in thousands)	Six Months Ended June 30, 2012	% of Revenues	Six Months Ended June 30, 2011	% of Revenues	Change	% Change
Net income (loss) before income taxes and noncontrolling interest	$(1,875)	(2.9)	$(4,914)	(7.8)	$3,039	(61.8)
Income tax expense (benefit)	(734)	(1.1)	(1,285)	(2.0)	551	42.9

Net income (loss)	$(1,141)	(1.7)	$(3,629)	(5.8)	$2,488	68.6

        Income tax expense (benefit) changed by $0.6 million to a $0.7 million benefit in the six months ended June 30, of 2012 from a $1.3 million benefit during the same period of 2011. The change was due to a lower anticipated overall tax rate for 2011, coupled with a lower overall net loss position for the six months ended June 30, 2012 compared to the same period during 2011.

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Six Months Ended June 30, 2012	% of Revenues	Six Months Ended June 30, 2011	% of Revenues	Change	% Change
Net income (loss)	$(1,141)	(1.7)	$(3,629)	(5.8)	$2,488	68.6
Less: Net (income) loss related to noncontrolling interest	(237)	(0.4)	(592)	(0.9)	355	(60.0)

Net income (loss) attributable to Erickson Air-Crane Incorporated	(1,378)	(2.1)	(4,221)	(6.7)	2,843	67.4
Dividends on Series A Redeemable Preferred Stock	2,794	4.3	4,378	7.0	(1,584)	(36.2)

Net income (loss) attributable to common stockholders	$(4,172)	(6.4)	$(8,599)	(13.7)	$4,427	51.5

        Net income (loss) attributable to Erickson Air-Crane Incorporated changed by $2.8 million to a $1.4 million net loss in the six months ended June 30, 2012 from $4.2 million net loss during the same period of 2011, due to the changes in revenues, expenses, and taxes discussed above. Dividends on Series A Redeemable Preferred Stock decreased $1.6 million due to the conversion of preferred stock to common stock in conjunction with the IPO. Net income (loss) attributable to common stockholders changed by $4.4 million to net loss of $4.2 million in the six months ended June 30, 2012 from a net loss of $8.6 million during the same period in 2011.

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

        We believe that our cash from operations and borrowings available to us under our revolving credit facility with the anticipated refinancing will be adequate to meet our liquidity needs, capital expenditure requirements and debt service payments for at least the next 12 months. We are currently in discussions with several lenders, including lenders of the syndicate to refinance our revolving credit facility. Our cash from operations may be negatively affected by our customers in portions of Europe that have been significantly affected by the global recession, such as Greece and Italy, and existing or future accounts receivable may be uncollected if these customers experience curtailed government spending, as well as the other factors described in "Risk Factors" and elsewhere in this report. In addition, we may need to fund our debt service obligations or capital expenditures through the issuance of debt or equity securities or other external financing sources to the extent we are unable to fund such debt service obligations or capital expenditures out of our cash from operations.

        In April 2012, we completed our IPO of common stock in which we issued and sold a total of 4,800,000 shares of common stock, including 1,050,000 shares purchased by our existing stockholders, at an issue price of $8.00 per share. We raised a total of $38.4 million in gross proceeds from the initial public offering, or approximately $31.5 million in net proceeds after deducting underwriting discounts and commissions of $2.1 million and estimated other offering costs of $4.8 million. Upon the closing of the IPO, all outstanding shares of our Redeemable Preferred Stock and all outstanding shares of our Class A Common Stock automatically converted into an aggregate of 4,802,970 shares of our common stock. We used the proceeds to pay down indebtedness under our revolving credit facility.

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

Three Months Ended June 30, 2012 and 2011

        The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Change
Net cash provided by (used in) operating activities	$(3,468)	$(6,339)	$2,871
Net cash provided by (used in) investing activities	(1,422)	(6,212)	4,790
Net cash provided by (used in) financing activities	5,307	9,845	(4,538)
Foreign-currency effect on cash and cash equivalents	(38)	(40)	2

Net increase (decrease) in cash and cash equivalents	379	(2,746)	3,125
Cash and cash equivalents at beginning of period	1,429	4,028	(2,599)

Cash and cash equivalents at the end of period	$1,808	$1,282	$526

Sources and Uses of Cash

        At June 30, 2012, we had cash and cash equivalents of $1.8 million compared to $0.3 million at December 31, 2011. At June 30, 2012, we had restricted cash of $4.9 million compared to $5.2 million at December 31, 2011. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance and bid bonds on certain contracts.

        Net cash provided by (used in) operating activities.    For the three months ended June 30, 2012, net cash provided by operating activities before the change in operating assets and liabilities was $5.7 million, which included net income of $1.2 million coupled with non-cash adjustments reconciling net income to net cash provided by operating activities of $4.5 million (depreciation of $2.0 million, stock based compensation of $1.3 million, non-cash interest on subordinated notes of $0.7 million, amortization of debt issuance costs of $0.3 million, and a net increase in deferred income taxes of $0.2 million). The change in operating assets and liabilities was a use of $9.2 million consisting of the following: a $5.6 million decrease in accounts payable (primarily related to repayment of Italian advances and payment of IPO related payables), a $2.6 million increase in Aircranes and support parts, a $1.7 million decrease in accrued and other current liabilities (primarily attributable to repayment of an Italian advance and a decrease in accrued warranty costs), a $1.8 million increase in accounts receivable (primarily attributable to increased receivables for U.S. Forest Service ("USFS") and the NATO Maintenance and Supply Agency ("NAMSA"), partially offset by collections from an Italian customer), a $0.3 million decrease in other long-term liabilities, and a $0.3 million increase in income tax receivable, partially offset by a $2.6 million decrease in prepaid expenses and other (primarily related to the movement of deferred IPO costs), and a $0.4 million increase in income tax payable. As a result of these factors, we used $3.5 million of cash in operating activities in the three months ended June 30, 2012.

        For the three months ended June 30, 2011, net cash used in operating activities before the change in operating assets and liabilities was $9.4 million, which includes a net income of $4.6 million and non-cash adjustments reconciling net income to net cash used in operating activities of $4.8 million (a net increase in deferred income taxes of $1.7 million, coupled with depreciation of $2.3 million, non-cash interest on subordinated notes of $0.5 million, amortization of debt issuance costs of $0.2 million, and $0.1 million of non-cash interest on tax contingencies). The change in operating assets and liabilities was a $15.7 million use of cash consisting of the following: a $14.2 million increase in accounts receivable (primarily attributable to receivables from our Greek customer and the USFS), a $5.9 million increase in Aircranes and support parts (primarily attributable to increases in inventory levels), a $2.9 million decrease in income taxes payable, a $1.8 million decrease in other long-term liabilities, and a $0.6 million increase in prepaid expenses and other, partially offset by a $6.3 million increase in accrued and other current liabilities, and a $3.4 million increase in accounts payable. As a result of these factors, we used $6.3 million of cash in operating activities for the three months ended June 30, 2011.

        Net cash provided by (used in) investing activities.    Net cash used in investing activities was $1.4 million for the three months ended June 30, 2012 compared to net cash used in investing activities of $6.2 million for the three months ended June 30, 2011. In the three months ended June 30, 2012, we used net cash of $1.5 million primarily for routine capital expenditures. In the three months ended June 30, 2011, we used net cash of $4.8 million for heavy maintenance on our fleet, implementing a new ERP system, as well as routine capital expenditures.

        Net cash provided by (used in) financing activities.    Net cash provided by financing activities was $5.3 million for the three months ended June 30, 2012 compared to $9.8 million for the three months ended June 30, 2011. In the three months ended June 30, 2012, net cash provided by financing activities of $31.5 million was from proceeds from the issuance of common stock related to our IPO, partially offset by net cash used by financing activities of $26.1 million from net payments of long-term debt. In the three months ended June 30, 2011, net cash provided by financing activities of $10.3 million was from net borrowings of long-term debt and cash used of $0.4 million for debt issuance costs related to our credit facility refinancing.

Six Months Ended June 30, 2012 and 2011

        The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Change
Net cash provided by (used in) operating activities	$(5,723)	$(22,587)	$16,864
Net cash provided by (used in) investing activities	(3,087)	(9,298)	6,211
Net cash provided by (used in) financing activities	10,384	31,816	(21,432)
Foreign-currency effect on cash and cash equivalents	(34)	(577)	543

Net increase (decrease) in cash and cash equivalents	1,540	(646)	2,186
Cash and cash equivalents at beginning of period	268	1,928	(1,660)

Cash and cash equivalents at the end of period	$1,808	$1,282	$526

Sources and Uses of Cash

        Net cash provided by (used in) operating activities.    For the six months ended June 30, 2012, net cash provided by operating activities before the change in operating assets and liabilities was $5.1 million, which included net loss of $1.1 million offset by non-cash adjustments reconciling net income to net cash provided by operating activities of $6.2 million (depreciation of $4.0 million, non-cash interest on subordinated notes of $1.9 million, stock based compensation of $1.3 million, and amortization of debt issuance costs of $0.6 million, partially offset by a $1.5 million decrease in deferred income taxes). The change in operating assets and liabilities was a $10.8 million use consisting of the following: a $6.9 million increase in Aircranes and support parts, a $3.7 million increase in accounts receivable (primarily attributable to increased receivables for USFS and NAMSA, partially offset by collections from an Italian customer), a $2.4 million decrease in accounts payable (primarily related to repayment of Italian advances and payment of IPO related payables), a $0.7 million decrease in other long-term liabilities, and a $0.5 million increase in income taxes receivable, partially offset by, a $1.6 million increase in accrued and other current liabilities, a $0.8 million decrease in prepaid expenses and other, and a $1.0 million increase in income tax payable. As a result of these factors, we provided $5.7 million of cash in operating activities in the six months ended June 30, 2012.

        For the six months ended June 30, 2011, net cash provided by operating activities before the change in operating assets and liabilities was $6.8 million, which includes a net loss of $3.6 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $10.4 million (a net increase in deferred income taxes of $5.3 million, coupled with depreciation of $3.6 million, non-cash interest on subordinated notes of $1.0 million, amortization of debt issuance costs of $0.3 million, and non-cash interest on tax contingencies of $0.2 million). The change in operating assets and liabilities was a $29.3 million use of cash consisting of the following: a $15.7 million increase in Aircranes and support parts (primarily attributable to increases in inventory levels and the in-process build of aircraft), a $9.2 million increase in accounts receivable (primarily attributable to increased receivables for USFS, a Canadian customer, and an Italian customer) a $6.8 million decrease in income taxes payable, a $1.6 million decrease in other long-term liabilities, and a $1.0 million increase in prepaid expenses and other, partially offset by a $2.8 million increase in accrued and other current liabilities, and a $2.1 million increase in accounts payable. As a result of these factors, we used $22.6 million of cash in operating activities for the six months ended June 30, 2011.

        Net cash provided by (used in) investing activities.    Net cash used in investing activities was $3.1 million for the six months ended June 30, 2012 compared to net cash used in investing activities of $9.3 million for the six months ended June 30, 2011. In the six months ended June 30, 2012, we used net cash of $3.3 million for the routine capital expenditures and heavy maintenance. In the six months ended June 30, 2011, we used net cash of $7.9 million for heavy maintenance on our fleet, implementing a new ERP system and routine capital expenditures.

        Net cash provided by (used in) financing activities.    Net cash provided by financing activities was $10.4 million for the six months ended June 30, 2012 compared to $31.8 million for the six months ended June 30, 2011. In the six months ended June 30, 2012, net cash provided by financing activities of $31.5 million was from proceeds from the issuance of common stock at our IPO, partially offset by net cash used by financing activities of $21.1 million from net payments of long-term debt. In the six months ended June 30, 2011, net cash provided by financing activities of $32.4 million was from net borrowings of long-term debt and we used cash of $0.6 million for debt issuance costs related to our credit facility refinancing.

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

        The senior credit facilities contain several affirmative and negative covenants customary for similar senior credit facilities. The indebtedness under the senior credit facilities is secured by liens on substantially all of our assets. As of June 30, 2013, the Company classified the debt under its Credit Agreement as current debt due to the expiration date of our Credit Agreement of June 24, 2013. On August 3, 2012, the Company amended its credit agreement to revise its minimum fixed charge covenant ratio to allow for the debt reclassification from long term to short term as of June 30, 2012. Absent this amendment the Company would not have been in compliance with its minimum fixed charge covenant ratio at June 30, 2012. The Company was in compliance with all of its other covenants under the Credit Agreement as of June 30, 2012. We are currently in discussions with several lenders, including lenders of the syndicate to refinance our revolving credit facility.

        The outstanding balance under the revolving credit facility at June 30, 2012 and December 31, 2011, excluding letters of credit, was $34.0 million and $51.8 million, respectively. We had $2.3 million outstanding standby letters of credit issued as of June 30, 2012 and December 31, 2011 and borrowing availability of $31.3 million and $13.4 million as of June 30, 2012 and December 31, 2011, respectively.

Working Capital Guarantee Credit Agreement

        On June 30, 2011, in connection with an amendment to the Credit Agreement, we obtained a separate line of credit with Wells Fargo for up to $10.0 million, pursuant to which Wells Fargo issues standby letters of credit to us for certain non-domestic customers for the purpose of assuring our performance of our obligations to such customers. The standby letters of credit are required to be collateralized by funds obtained from us from promissory notes to ZM Private Equity Fund I, L.P. in the initial principal amount of $700,000 and to ZM Private Equity Fund II, L.P. in the initial principal amount of $300,000 at a rate of 20% per annum. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. As of June 30, 2012 and December 31, 2011 we had $1.1 million and $8.6 million, respectively, in outstanding letters of credit under this line of credit.

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

        Upon completion of our IPO in April of 2012, the interest rate on each of the unsecured subordinated promissory notes was adjusted from 20.0% per annum to 10.0% per annum.

Bank EBITDA

        We use an adjusted EBITDA ("Bank EBITDA") to monitor compliance with various financial covenants under our Credit Agreement. In addition to adjusting net income (loss) to exclude interest expense, net, provision for (benefit from) income taxes, and depreciation and amortization, Bank EBITDA also adjusts net income by excluding non-cash unrealized mark-to-market foreign exchange gains (losses), specified litigation expenses up to a maximum of $2.0 million for any 12-month period, certain management fees, gains from sale of equipment, non-cash charges arising from awards to employees relating to equity interests, non-cash charges relating to financings, initial public offering-related non-capitalized expenses up to a maximum of $2.0 million, certain fourth quarter of 2010 charges up to $11.6 million and other unusual, extraordinary, non-recurring non-cash costs. For each calculation of Bank EBITDA made as of the end of the quarters ended June 30, September 30, and December 31, 2011, and March 31, 2012, Bank EBITDA also includes an amount equal to the $10.0 million in new unsecured subordinated promissory notes dated June 30, 2011 and any additional subordinated debt issued in connection with an equity cure under the Credit Agreement. Such amounts have been excluded from the table below for presentation purposes. Bank EBITDA also assists us in monitoring our ability to undertake key investing and financing functions such as making investments and incurring additional indebtedness, which may be prohibited by the covenants under our Credit Agreement unless we comply with certain financial ratios and tests.

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

(In thousands)	Three Months Ended June 30, 2012		Three Months Ended June 31, 2011	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Bank EBITDA Reconciliation:
Net income (loss) attributable to Erickson Air-Crane Incorporated	$1,117		$4,305	$(1,378)		$(4,221)
Interest expense, net	1,748		2,428	4,013		4,217
Tax expense (benefit)	733		(1,054)	(734)		(1,285)
Depreciation	1,989		2,280	4,038		3,623
Amortization of debt issuance costs	271		171	554		341
Noncash charges from awards to employees of equity interests	1,296		—	1,296		—

EBITDA	$7,154		$8,130	$7,789		$2,675

Non-cash unrealized mark-to-market foreign exchange gains (losses)	349		968	(41)		1,030
Interest related to tax contingencies	—		132	—		216
Litigation expense	—		475	—		798
Other noncash (gains) losses	(800	)(2)	(8)	(800	)(2)	(8)

Bank EBITDA	$6,703		$9,697 (1)	$6,948	(1)	$4,711 (1)

(1)
As part of the amendments to the Credit Agreement on June 30, 2011, the $10.0 million in new unsecured subordinated promissory notes are included, with limitation, as an addition to Bank EBITDA. Such amounts have been excluded from this table for presentation purposes.

(2)
The $0.8 million relates to the removal of the CRA reserve that was included as an add back for the fourth quarter 2010 charges.

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

        Letters of Credit.    To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. As of June 30, 2012 we had letters of credit with various expiration dates extending through 2013 valued at approximately $5.5 million outstanding, including $2.3 million outstanding under our revolving credit agreement, $1.1 million outstanding under our working capital guarantee credit agreement and $2.1 million (€1.6 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $3.8 million (€3.0 million) in restricted cash. As of December 31, 2011 we had letters of credit with various expiration dates extending through 2013 valued at approximately $15.1 million outstanding, including $2.3 million outstanding under our revolving credit agreement, $8.6 million outstanding under our working capital guarantee credit agreement and $4.3 million (€3.3 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $3.9 million (€3.0 million) in restricted cash.

        Advance Agreements with Foreign Banks.    In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At June 30, 2012, there were no advances outstanding under these types of arrangements. At December 31, 2011, there were €2.6 million of advances outstanding under these types of arrangements.

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

        We believe that there have been no other significant changes during the three and six months ended June 30, 2012 to our critical accounting policies.

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

Interest Rate Risk

        At June 30, 2012, we had total indebtedness of $111.4 million (excluding $5.5 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our senior secured credit facilities and long-term debt obligations. Market risk associated with our long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. Under the Credit Agreement, our borrowings bear interest at fluctuating rates. The applicable interest rate is calculated based on either LIBOR or a base rate plus a margin depending on the level of the Funded Indebtedness to Bank EBITDA ratio as defined in the Credit Agreement. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions and interest rates, including the LIBOR, Federal Funds, and prime rates, and the supply of and demand for credit in the London interbank market. We estimate that a hypothetical 10% change in the LIBOR or prime rate as quoted by Wells Fargo would have impacted interest expense for the three and six months ended June 30, 2012 by $0.1 million, and $0.3 million, respectively.

Aircraft Fuel

        Our results of operations are affected by changes in price and availability of aircraft fuel. Based on the average price of fuel consumed for the six months ended June 30, 2012, a 10% increase in the average price per gallon of fuel would increase our fuel expense for six months ended June 30, 2012 by approximately $0.7 million. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts.

        We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk

        A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the three and six months ended June 30, 2012 would have resulted in an estimated pre-hedged decrease in our net income of zero and $0.5 million, respectively.

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

        Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2012, our disclosure controls and procedures were effective.

        There was no change in internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

        We are a highly leveraged company and, as a result, have significant debt service obligations. As of June 30, 2012, our total indebtedness, excluding letters of credit, was $111.4 million and we had maximum availability for borrowings under our revolving credit facility of approximately $31.3 million. Our senior credit facilities mature on June 24, 2013 and are secured by liens on substantially all of our assets. Our substantial indebtedness could require us to dedicate a substantial portion of our cash flow from operations to debt payments, increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for or reacting to changes in our business and future business opportunities. If we are unable to repay or refinance our senior credit facilities with new credit facilities on favorable terms or at all, we may need to seek financing through the issuance of additional debt or equity securities. We may be unable to repay our senior credit facilities when due, to refinance the credit facilities on favorable terms or at all or obtain financing on favorable terms or at all, which would adversely affect our business, financial condition and results of operations and impair our ability to grow and operate our business.

If we are unable to repay or refinance our outstanding unsecured subordinated promissory notes at or prior to maturity, our business, financial condition, and results of operations may be adversely affected.

        As of June 30, 2012, the principal amount outstanding under our unsecured subordinated promissory notes (including accreted and unpaid interest) was $25.4 million, of which $12.3 million mature on June 30, 2015 and $13.1 million mature on June 30, 2016. At or prior to the maturity of the notes in 2015 and 2016, we will need to refinance the notes with additional indebtedness or repay them with cash from operations (which may include the sale of Aircranes) or the proceeds of future equity financings, none of which can be assured. We may be unable to obtain financing on favorable terms or at all, which could adversely affect our business, financial condition, and results of operations.

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

        We derive a significant amount of our revenue from a small number of major customers, including the U.S. Forest Service, the Hellenic Fire Brigade, the Italian Ministry of Civil Protection, Western Forest Products and Samling Global.

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

        We purchase products from and supply products to businesses located outside of the United States. We also have significant operations outside the United States. For the three months ended June 30, 2012 and 2011, approximately 53.7% and 45.8%, respectively, of our total revenues were attributable to operations in non-U.S. countries. For the six months ended June 30, 2012 and 2011, approximately 66.2% and 59.4%, respectively, of our total revenues were attributable to operations in non-U.S. countries.A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

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

If our employees unionize, our expenses could increase and our results of operations could suffer.

        Except for statutory protections for a small number of Italian pilots, none of our employees work under collective bargaining, union or similar agreements. Unionization efforts have been made from time to time within our industry, with varying degrees of success. If our employees unionize, our expenses could increase and our results of operations may suffer.

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

Item 6.    Exhibits.

Incorporated by Reference
Exhibit No.		Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1		Contract No. 4600002272, by and between NAMSA and Erickson Air-Crane Incorporated, dated May 23, 2012.†		8-K	10.1	001-35482	5/29/2012

31.1		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an order granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erickson Air-Crane Incorporated
Date: August 8, 2012	By:	/s/ CHARLES RYAN Charles Ryan Chief Financial Officer, Senior Vice President, Chief Accounting Officer, and Principal Accounting Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1		Contract No. 4600002272, by and between NAMSA and Erickson Air-Crane Incorporated, dated May 23, 2012.†		8-K	10.1	001-35482	5/29/2012

31.1		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an order granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.