Form 10-Q
period 2012-09-30
Erickson Air-Crane Inc
filed 2012-11-07
CIK 1490165

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.
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

        As of November 1, 2012, 9,686,844 shares of common stock, par value $0.0001, were outstanding.

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited):	3
	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011	3
	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011	4
	CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND YEAR ENDED DECEMBER 31, 2011	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011	6
	NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42
Item 4.	CONTROLS AND PROCEDURES	43
	PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	44
Item 1A.	RISK FACTORS	44
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	57
Item 6.	EXHIBITS	58
SIGNATURES		59

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,770	$268
Restricted cash	3,710	—
Accounts receivable net of allowances for doubtful accounts of $479 and $476 at September 30, 2012 and December 31, 2011, respectively	50,468	26,528
Aircranes and support parts in process	7,563	27,395
Prepaid expenses and other	2,001	4,217
Income tax receivable	1,792	1,248
Deferred tax assets	3,801	7,602

Total current assets	71,105	67,258

Restricted cash	—	5,214
Aircrane support parts, net	118,067	101,892
Aircranes, net	52,138	42,288
Property, plant, and equipment, net	13,225	14,341
Other noncurrent assets	2,391	2,918

Total assets	$256,926	$233,911

Liabilities, redeemable preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$8,312	$8,480
Current debt	61,504	6,500
Accrued and other current liabilities	30,148	19,323
Income taxes payable	1,384	—

Total current liabilities	101,348	34,303

Long-term debt	26,076	124,070
Other long-term liabilities	3,807	4,328
Deferred tax liabilities	19,182	14,194

Total liabilities	150,413	176,895

Commitments and contingencies (Note 11)
Series A redeemable preferred stock, $0.0001 par value, Authorized—zero and 70,000 shares at September 30, 2012 and December 31, 2011, respectively Issued and outstanding—zero and 34,999.5 at September 30, 2012 and December 31, 2011, respectively—liquidation preference of zero and $66,161 at September 30, 2012 and December 31, 2011, respectively	—	66,161
Stockholders' equity (deficit):
Common stock, $0.0001 par value. Authorized—110,000,000 and 2,300 shares at September 30, 2012 and December 31, 2011, respectively;
Class A; designated 2,000; zero and 1,000 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	1
Class B; designated 300; zero issued and outstanding	—	—
Common stock; 9,602,970 and zero issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1	—
Additional paid-in capital	102,139	—
Retained earnings (accumulated deficit)	3,396	(9,988)
Accumulated other comprehensive income (loss)	85	(36)

Total stockholders' equity (deficit) attributable to Erickson Air-Crane Incorporated	105,621	(10,023)

Noncontrolling interest	892	878

Total stockholders' equity (deficit)	106,513	(9,145)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$256,926	$233,911

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net revenues:
Aerial services	$69,639	$53,036	$130,055	$111,235
Manufacturing / MRO	6,622	6,125	11,692	10,819

Total net revenues	76,261	59,161	141,747	122,054
Cost of revenues:
Aerial services	35,471	29,604	83,661	75,275
Manufacturing / MRO	4,248	3,871	7,184	8,394

Total cost of revenues	39,719	33,475	90,845	83,669

Gross profit	36,542	25,686	50,902	38,385

Operating expenses:
General and administrative	3,973	2,943	11,405	9,534
Research and development	995	1,369	3,425	3,223
Selling and marketing	1,097	2,155	4,177	5,469

Total operating expenses	6,065	6,467	19,007	18,226

Operating income (loss)	30,477	19,219	31,895	20,159
Other income (expense):
Interest income	—	—	—	24
Interest expense	(1,524)	(2,339)	(5,537)	(6,580)
Interest expense related to tax contingencies	—	(54)	—	(270)
Amortization of debt issuance costs	(297)	(212)	(852)	(553)
Gain (loss) on disposal of equipment	—	(3)	—	5
Unrealized foreign exchange gain (loss)	(13)	2,491	28	1,461
Realized foreign exchange gain (loss)	(108)	257	207	(403)
Other income (expense), net	1	48	920	650

Total other income (expense)	(1,941)	188	(5,234)	(5,666)

Income (loss) before noncontrolling interest and income taxes	28,536	19,407	26,661	14,493
Income tax expense (benefit)	10,902	7,881	10,168	6,596

Net income (loss)	17,634	11,526	16,493	7,897
Less: Net (income) loss related to noncontrolling interest	(78)	(11)	(315)	(603)

Net income (loss) attributable to Erickson Air-Crane Incorporated	17,556	11,515	16,178	7,294
Dividends on redeemable preferred stock	—	2,351	2,794	6,729

Net income (loss) attributable to common stockholders	$17,556	$9,164	$13,384	$565

Other comprehensive income (loss):
Net income (loss)	$17,634	$11,526	$16,493	$7,897
Foreign currency translation adjustment	158	(345)	117	(329)

Comprehensive income (loss)	17,792	11,181	16,610	7,568
Comprehensive (income) loss attributable to noncontrolling interest	(97)	79	(311)	(463)

Comprehensive income (loss) attributable to Erickson Air-Crane Incorporated	$17,695	$11,260	$16,299	$7,105

Net income (loss) per share attributable to common stockholders
Basic	$1.80	$9,164.10	$2.21	$565.10

Diluted	$1.80	$9,164.10	$2.21	$565.10

Weighted average shares outstanding
Basic	9,756,478	1,000	6,051,346	1,000

Diluted	9,756,478	1,000	6,051,346	1,000

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

										Total Stockholders' Equity (Deficit) of Erickson Air-Crane
	Redeemable Series A Preferred Stock		Common Stock Class A
					Common Stock			Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Income (loss)			Total Stockholders' Equity (Deficit)
							Additional Paid-in Capital				Noncontrolling Interest Amount
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	34,999.5	$57,010	1,000	$1	—	—	—	$(16,707)	$178	$(16,528)	$930	$(15,598)
Dividends accrued on redeemable preferred stock	—	9,151	—	—	—	—	—	(9,151)	—	(9,151)	—	(9,151)
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(254)	(254)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	15,870	—	15,870	390	16,260
Foreign currency translation	—	—	—	—	—	—	—	—	(214)	(214)	(188)	(402)

Comprehensive income (loss)												15,858

Balance at December 31, 2011	34,999.5	$66,161	1,000	$1	—	$—	—	$(9,988)	$(36)	$(10,023)	$878	$(9,145)

Dividends accrued on redeemable preferred stock	—	2,794	—	—	—	—	—	(2,794)	—	(2,794)	—	(2,794)
Noncontrolling interest dividend											(297)	(297)
Conversion of preferred and class A common stock to common stock	(34,999.5)	(68,955)	(1,000)	(1)	4,802,970	0.5	68,956	—	—	68,956	—	68,956
Issuance of common stock related to IPO, net of expense	—	—	—	—	4,800,000	0.5	31,454	—	—	31,454	—	31,454
Stock based compensation	—	—	—	—	—	—	1,729	—	—	1,729	—	1,729
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	16,178	—	16,178	315	16,493
Foreign currency translation	—	—	—	—	—	—	—	—	121	121	(4)	117

Comprehensive income (loss)												16,610

Balance at September 30, 2012	—	$—	—	$—	9,602,970	$1	$102,139	$3,396	$85	$105,621	$892	$106,513

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net income (loss)	$17,634	$11,526	$16,493	$7,897
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,256	1,978	6,294	5,601
Deferred income taxes	10,333	2,180	8,790	7,438
Non-cash interest on subordinated notes	641	1,124	2,539	2,078
Non-cash interest on tax contingencies	—	54	—	270
Stock based compensation	433	—	1,729	—
Amortization of debt issuance costs	297	212	852	553
Gain on sale of equipment	—	3	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	(19,747)	2,099	(23,432)	(7,055)
Aircranes and support parts in process	5	(3,267)	3,929	(8,807)
Prepaid expenses and other	1,468	(1,588)	2,227	(2,627)
Income tax receivable	(19)	—	(543)	—
Aircrane support parts, net	(147)	(3,282)	(10,947)	(13,425)
Accounts payable	113	(1,638)	(494)	510
Accrued and other current liabilities	11,031	(6,753)	10,855	(3,957)
Income taxes payable	360	6,744	1,319	(67)
Other long-term liabilities	156	(1,221)	(520)	(2,820)

Net cash provided by (used in) operating activities	24,814	8,171	19,091	(14,416)

Cash flows from investing activities:
Purchases of Aircranes, property, plant, and equipment	(1,052)	(2,498)	(4,341)	(10,414)
Restricted cash	1,238	3	1,442	(1,016)
Dividends paid to noncontrolling interest	—	—	(297)	(254)
Increase (decrease) in other assets	(321)	(312)	(26)	(421)

Net cash provided by (used in) investing activities	(135)	(2,807)	(3,222)	(12,105)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	—	31,454	—
Borrowings of debt	51,726	87,170	192,487	246,831
Repayments of debt	(76,183)	(90,604)	(238,014)	(217,839)
Debt issuance costs	(274)	(166)	(274)	(776)

Net cash provided by (used in) financing activities	(24,731)	(3,600)	(14,347)	28,216

Effect of foreign currency exchange rates on cash and cash equivalents	14	10	(20)	(567)

Net increase (decrease) in cash and cash equivalents	(38)	1,774	1,502	1,128
Cash and cash equivalents at beginning of period	1,808	1,282	268	1,928

Cash and cash equivalents at end of period	$1,770	$3,056	$1,770	$3,056

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$851	$1,627	$2,813	$4,858
Net cash paid (received) during the period for income taxes	$176	$(998)	$496	$(765)

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of the Business

        The consolidated financial statements include the accounts of Erickson Air-Crane Incorporated ("EAC") and its subsidiaries and affiliated companies: CAC Development Ltd. ("Canada"), Canadian Air-Crane Ltd. ("CAC"), Erickson Air-Crane Malaysia Sdn. Bhd. ("EACM"), European Air-Crane S.p.A. ("EuAC"), and Dutch Air-Crane B.V. ("DAC") (collectively referred to as the "Company"). At September 30, 2012, EuAC owned a 60% equity interest in Societa Italiania de Manutenzioni Aeroautiche S.p.A. ("SIMA"), which is an aircraft maintenance organization located in Lucca, Italy. Additionally, EACM owned a 49% equity interest in Layang-Layang Services Sdn. Bhd., which provides aircraft rental services in Malaysia.

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

        As of September 30, 2012, the Company owned and operated a fleet of twelve S-64E and five S-64F model Aircranes which are used in timber harvesting, firefighting, and construction operations predominantly in North America, South America, Europe, Southeast Asia, and Australia. Five of the Aircranes were deployed outside of North America as of September 30, 2012.

        The Company owns the Type Certificate and Production Certificate for the S-64 Aircrane which gives it the authorization to convert, remanufacture, and manufacture S-64 Aircranes for its own use or to sell to third parties. The Company holds a Type Certificate issued by the European Aviation Safety Agency ("EASA") certifying the S-64F model which allows the Aircrane to be sold to third parties in the European Union. The Company also holds a Repair Station Certificate which allows the Company to repair and overhaul airframes and components for Aircranes and certain other aircraft.

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

Recent Accounting Pronouncements

        In December 2011, the FASB issued an accounting standards update to ASC 210-20, Offsetting, requiring new disclosures about financial instruments and derivative instruments that are either offset by or subject to an enforceable master netting arrangement or similar agreement. The standards update is effective for fiscal years beginning after December 15, 2012. The Company is currently evaluating the impact of adopting this standard will have on its consolidated financial statements.

Note 3. Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Trade accounts receivable	$48,994	$26,432
Other receivables	1,953	572
Less: Allowance for doubtful accounts	(479)	(476)

	$50,468	$26,528

        The Company had a net recovery of $0.1 million of bad debt expense in the three months ended September 30, 2012 and September 30, 2011. The Company had no bad debt expense in the nine months ended September 30, 2012 and a net recovery of bad debt expense in the nine months ended September 30, 2011 of $0.3 million.

        The Company performs ongoing credit evaluations of its customers and believes it has made adequate provisions for potential credit losses. The Company does not generally require collateral on accounts receivable; however, under certain circumstances, the Company may require from its customers a letter of credit, a parent corporation guarantee, or full or partial prepayment prior to performing services. The Company estimates its allowance for doubtful accounts using a specific identification method based on an evaluation of payment history, the customer's credit situation, and other factors. At September 30, 2012, four customers made up 76.4% of the Company's accounts

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Accounts Receivable and Allowance for Doubtful Accounts (Continued)

receivable balance. At December 31, 2011, three customers made up 52.5% of the Company's accounts receivable balance. Allowance for doubtful accounts was $0.5 million and $0.5 million at September 30, 2012 and December 31, 2011, respectively.

        The accounts receivable attributable to the following customers represented the percentage of total accounts receivable as set forth in the table below:

	Percentage of Total Accounts Receivable
	As of September 30, 2012	As of December 31, 2011
Italian Ministry of Civil Protection	34.8%	18.9%
NAMSA (Greece)	19.7%	—
Hellenic Fire Brigade (Greece)	11.3%	21.6%
US Forest Service	10.6%	—
Helicorp (Australia)	—	12.0%

	76.4%	52.5%

        The following is a summary of customers that accounted for at least 10% of the Company's sales in the three or nine months ended September 30, 2012 or 2011:

	Percentage of Revenues
	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
US Forest Service	44.9%	34.8%	32.2%	31.1%
Italian Ministry of Civil Protection	14.1%	16.7%	14.3%	16.7%
NAMSA (Greece)(1)	13.0%	—	8.4%	—
Hellenic Fire Brigade (Greece)(1)	—	16.5%	—	9.1%
Helicorp (Australia)	—	—	5.4%	6.8%

	72.0%	68.0%	60.3%	63.7%

(1)
On May 23, 2012, the Company entered into a three year agreement with the NATO Maintenance and Supply Agency ("NAMSA"), pursuant to which the Company has agreed to supply aerial firefighting services in Greece for the 2012 to 2014 firefighting seasons. Prior to the agreement with NAMSA the Company contracted directly with the Hellenic Fire Brigade to provide firefighting services for Greece.

Note 4. Aircranes and Support Parts in Process

        Aircranes and support parts in process consist of Aircranes in various stages of production. At September 30, 2012, the balance of $7.6 million included no completed Aircranes and one partially completed Aircrane. At December 31, 2011, the balance of $27.4 million included one completed Aircrane and one substantially completed Aircrane.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5. Aircrane Support Parts, net

        Aircrane support parts consist of Aircrane parts, overhauls of certain major components, and work-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized for Aircrane support parts include materials, labor, and operating overhead. Overhauls on certain major components are capitalized, and then amortized based on estimated flight hours between overhauls.

        Aircrane support parts consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Aircrane parts	$67,484	$50,572
Major component overhauls	32,787	30,777
Work-in-process	22,301	25,593
Less: Excess and obsolete reserve	(4,505)	(5,050)

	$118,067	$101,892

Note 6. Accrued and Other Current Liabilities

        Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Advance from Cambiano	$6,431	$3,330
Payroll and related taxes	5,675	3,627
Cost per Hour	5,153	2,770
Customer advance payments	3,641	4,326
Forward contracts	349	22
Interest	243	58
Warranty	90	1,015
Other	8,566	4,175

Total	$30,148	$19,323

Note 7. Debt

Credit Facilities

        At the end of June 2010, the Company entered into a Credit Agreement (the "Credit Agreement") with a bank syndicate led by Wells Fargo Bank, National Association (Wells Fargo), which consisted of up to $132.5 million in senior credit facilities, including a $65.0 million term loan facility and a revolving credit facility of up to $67.5 million. As of September 30, 2012, the Company classified the debt outstanding under its Credit Agreement as current debt due to the maturity date of its Credit Agreement of June 24, 2013. The Company is currently in discussions with its lenders to refinance the debt.

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

        The interest rate on the senior credit facilities is calculated based on LIBOR or a base rate. The base rate is the higher of the federal funds rate plus 150 basis points, the prime rate as quoted by Wells Fargo, or LIBOR plus 150 basis points. The interest rate is calculated as LIBOR or base rate plus a LIBOR margin or base rate margin, respectively. Margin rates are tied to the total senior debt leverage covenant (Funded Indebtedness to Bank EBITDA) per the Company's Credit Agreement. LIBOR margin ranges between 2.75% and 5.00% and base rate margin ranges between 1.75% and 4.00%. The Company pays an unused commitment fee between 0.375% and 0.625% and fees between 2.75% and 5.00% on outstanding letters of credit, both of which are based on the level of the Funded Indebtedness to Bank EBITDA ratio.

        The senior credit facilities contain several affirmative and negative covenants, including a leverage ratio test based on maximum senior Funded Indebtedness (excluding subordinated debt) to Bank EBITDA, a minimum fixed charge coverage ratio, and a minimum tangible net worth test for certain periods in 2012. The indebtedness under the senior credit facilities is secured by liens on substantially all of the Company's assets, including the Company's interests in its subsidiaries, the Company's real and personal property, and interests in property and proceeds thereof, including, but not limited to, intangible assets, the type certificates and supplemental type certificates for the Company's aircraft. On August 3, 2012, the Company amended its credit agreement to revise its minimum fixed charge coverage ratio to allow for the debt reclassification from long term to short term as of June 30, 2012 and periods thereafter. Absent this amendment the Company would not have been in compliance with its minimum fixed charge coverage ratio at June 30, 2012 or September 30, 2012. The Company was in compliance with all of its covenants under the Credit Agreement as of September 30, 2012. The outstanding balance under the revolving credit facility at September 30, 2012 and December 31, 2011, excluding letters of credit, was $11.1 million and $51.8 million, respectively. The weighted average interest rate for borrowings under the revolving credit facility for the three months ended September 30, 2012 and September 30, 2011 was 3.84% and 4.94%, respectively. The weighted average interest rate for borrowings under the revolving credit facility for the nine months ended September 30, 2012 and September 30, 2011 was 3.90% and 5.88%, respectively. The borrowing rate at September 30, 2012 and December 31, 2011 was 3.70% and 3.61%, respectively. The Company had $0.1 million and $2.3 million of outstanding standby letters of credit issued under the facility as of September 30, 2012 and December 31, 2011, respectively. Borrowing availability was $56.3 million and $13.4 million as of September 30, 2012 and December 31, 2011, respectively.

        The weighted average interest rate for the term loan borrowings for the three months ended September 30, 2012 and 2011 was 3.47% and 4.62%, respectively. The weighted average interest rate for the term loan borrowings for the nine months ended September 30, 2012 and 2011 was 3.33% and 5.20%, respectively. At September 30, 2012 and December 31, 2011 the outstanding balance under the

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Debt (Continued)

term loan facility was $50.4 million and $55.3 million, respectively. The borrowing rate at September 30, 2012 and December 31, 2011 was 3.72% and 3.17%, respectively.

Working Capital Guarantee Credit Agreement

        On June 30, 2011, in connection with an amendment to the Credit Agreement, the Company obtained a separate line of credit with Wells Fargo for up to $10.0 million (the "Working Capital Guarantee Credit Agreement"), pursuant to which Wells Fargo issues standby letters of credit to certain of the Company's non-domestic customers for the purpose of assuring the Company's performance of its obligations to such customers. The standby letters of credit are required to be collateralized by up to $1.0 million in funds obtained from the Company through the issuance of promissory notes to ZM Private Equity Fund I, L.P., in the initial principal amount of $700,000, and to ZM Private Equity Fund II, L.P., in the initial principal amount of $300,000. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. In connection with the IPO in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum. As of September 30, 2012 and December 31, 2011 the Company had $3.3 million and $8.6 million, respectively, in outstanding letters of credit under this line of credit.

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

        On June 30, 2011, in connection with an amendment to the Credit Agreement, the Company issued an additional $10.0 million of unsecured subordinated promissory notes to ZM Private Equity Funds I and II, L.P. at an initial interest rate of 20.0% per annum. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement as disclosed above, the Company issued $1.0 million in unsecured subordinated promissory notes to ZM Private Equity Funds I and II. In connection with the IPO in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum.

        The weighted average interest rate on the subordinated promissory notes for the three months ended September 30, 2012 and 2011 was 10.00% and 20.00%, respectively. The weighted average interest rate for the nine months ended September 30, 2012 and 2011 was 13.87% and 20.00%, respectively. The borrowing rate was 10.0% and 20.0% and the balance was $26.1 million and $23.5 million at September 30, 2012 and December 31, 2011, respectively.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7. Debt (Continued)

        Total debt outstanding was as follows (in thousands):

	September 30, 2012	December 31, 2011
Term Debt	$50,375	$55,250
Revolving Line of Credit	11,129	51,783
Subordinated Notes	26,076	23,537

	$87,580	$130,570

        On July 29, 2008, EuAC entered into an Agreement with Banca Di Credito Cooperativo Di Cambiano ("Cambiano") whereby Cambiano agreed to periodically advance European Air-Crane up to €6.0 million. Advances are secured by receivables due from the Italian government. The purpose of this agreement is to fulfill short term liquidity needs for EuAC. At September 30, 2012 and December 31, 2011, there were €5.0 ($6.4 million) and €2.6 ($3.3 million) million in advances outstanding, respectively, under this arrangement and are included within accrued and other current liabilities. The agreement may be canceled by either party at any time.

        On August 4, 2008, EuAC executed a bank guarantee and pledged €3.0 million as restricted cash in connection with a performance guarantee for a four-year leasing contract in Italy; these restrictions will expire in June 2013. Following receipt of the restricted cash, Cambiano issued a letter of credit for the performance bond. In the third quarter of 2012, the restricted cash amount was reduced to €2.0 million ($2.6 million), in conjunction with the reduction in the corresponding letter of credit. The Company has classified the restricted cash related to the pledges as current assets based on the anticipated release date of the restriction.

Note 8. Income Taxes

        The Company's effective income tax rate for the three months ended September 30, 2012 and 2011 was 38.2% and 40.6% respectively. The Company's effective income tax rate for the nine months ended September 30, 2012 and 2011 was 38.1% and 45.5% respectively. The Company's effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given year.

        In accounting for income taxes, the Company recognizes deferred tax assets if realization of such assets is more likely than not. The Company believes, based on factors including, but not limited to, the ability to generate future taxable income from reversing taxable temporary differences and forecasts of financial and taxable income or loss by jurisdiction, that as of September 30, 2012 it is more likely than not that the Company will realize all of its deferred tax assets, including its net operating loss carry forwards. The Company's utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382.

        As of September 30, 2012, there have been no material changes to the Company's uncertain tax position disclosure as provided at December 31, 2011. It is the Company's policy to recognize interest and penalties related to uncertain tax positions in Other income (expense).

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

        In April 2012, the Company completed its IPO of common stock. In connection with the IPO, the Company amended its certificate of incorporation to authorize the Company to issue up to 110,000,000 shares of Common Stock and up to 10,000,000 shares of Preferred Stock. Upon the closing of the IPO, all outstanding shares of Redeemable Preferred Stock and all outstanding shares of Class A Common Stock automatically converted into an aggregate of 4,802,970 shares of the Company's common stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10. Reportable Segments (Continued)

        The following table sets forth information about the Company's operations by its two reportable segments and by geographic area. Amounts identified as "Corporate" are assets or expenses that are not allocated to a specific segment:

Revenue by Reportable Segment (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net revenues:
Aerial Services	$69,639	$53,036	$130,055	$111,235
Manufacturing / MRO	6,622	6,125	11,692	10,819

Total net revenues	$76,261	$59,161	$141,747	$122,054

Gross Profit by Reportable Segment (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Gross profit:
Aerial Services	$34,168	$23,432	$46,394	$35,960
Manufacturing / MRO	2,374	2,254	4,508	2,425

Total gross profit	$36,542	$25,686	$50,902	$38,385

Assets by Reportable Segment (in thousands):

	September 30, 2012	December 31, 2011
Assets:
Aerial Services	$144,733	$109,229
Manufacturing / MRO	90,789	97,549
Corporate	21,404	27,133

Total assets	$256,926	$233,911

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

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net revenues:
North America	$49,493	$33,304	$82,282	$68,107
South America	3,700	837	10,419	837
Europe	20,710	19,671	33,839	32,187
Asia	2,358	5,349	7,553	12,588
Australia	—	—	7,654	8,335

Total net revenues	$76,261	$59,161	$141,747	$122,054

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

Canada Revenue Agency

        In 2008, the Company was assessed by the Canada Revenue Agency ("CRA") C$0.8 million in Regulation 102 withholding tax and interest for the tax years 2002 and 2003. During 2008, the Company paid the assessment and filed a Notice of Objection with the Chief of Appeals of the CRA. In 2010, the Company established a reserve in the amount of C$0.8 million, due to the uncertainty of collection of the amount. In June 2012, the Company was notified that its litigation with the CRA resulted in a favorable outcome for the Company, with the CRA conceding the matter in the Company's favor. The Company expects to receive a full refund of the C$0.8 million assessment. Accordingly, the Company has removed the C$0.8 million reserve relating to this matter.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11. Commitments and Contingencies (Continued)

Put Option

        As of September 30, 2012, San Diego Gas & Electric Company ("SDG&E") held the right to exercise a put option that would have, if exercised, required the Company to repurchase on July 31, 2013 the S-64 Aircrane the Company sold to SDG&E in 2009. Additionally, the Company had a right to purchase at its option the Aircrane prior to the execution of the put option. The original sales agreement, dated May 27, 2009, included the right of SDG&E to put the aircraft back to the Company on January 30, 2013 for its then fair market value determined by an appraisal process defined under the agreement.

        On October 1, 2012, the Company entered into an Aircraft Purchase Agreement to purchase the S-64F Aircrane and Aircrane support parts from SDG&E for a total purchase price of $21.75 million. As a result of this transaction, SDG&E's put option right under the original sales agreement was extinguished. Additionally, the agreement terminated a preexisting cost per hour contract between the Company and SDG&E, and released the Company from its performance obligations under the contract. The Aircrane was added to the Company's fleet on October 1, 2012.

Legal Proceedings

        In the ordinary course of business, the Company is party to various legal proceedings. The Company reviews these actions on an ongoing basis to determine whether it is probable that a loss has occurred and uses that information when making accrual and disclosure decisions. The Company is not engaged in any material litigation at this time.

Note 12. Related Party Transactions

Second Lien Debt

        On June 30, 2010, concurrent with the refinancing of the Company's senior debt, the Company used proceeds from the senior credit facilities to partially pay-down $11.5 million of its $20.0 million Second Lien Debt, with ZM Private Equity Funds I and II, L.P., the remaining $8.5 million being exchanged for unsecured subordinated promissory notes at a rate of 20.0% per annum, which is payable in kind by increasing the principal amount of such notes and is payable quarterly. In connection with the IPO in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum.

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

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13. Derivative Instruments and Hedging Activities

        Periodically, the Company enters into currency forward contracts, which are intended to reduce the impact of future currency fluctuations related to anticipated cash receipts from expected future revenue that is denominated in a currency other than U.S. dollars. The change in the valuation of the foreign currency forwards portfolio is recorded within unrecognized or recognized gain (loss) in the accompanying consolidated statements of operations.

        A summary of open foreign currency forward contracts at September 30, 2012 and December 31, 2011 are as follows (all contracts are obligations for the Company to deliver foreign currency—i.e., short positions) (in thousands):

Purpose/Maturity	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
September 30, 2012:
Europe—Aerial Operations maturing through December 2012	€4,253	$5,919	$5,475	$444
Australia—Aerial Operations maturing through March 2013	AUD 8,698	8,474	8,910	(436)
Canada—Aerial Operations maturing through December 2012	CAD 1,755	1,743	1,781	(38)

		$16,136	$16,166	$(30)

Purpose/Maturity	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
December 31, 2011:
Italy—Aerial Operations maturing through December 2012	€2,848	$3,948	$3,702	$246
Greece—Aerial Operations maturing through December 2012	€13,718	18,789	17,790	999
Australia—Aerial Operations maturing through March 2013	AUD 17,848	16,417	17,746	(1,329)

		$39,154	$39,238	$(84)

        The Company's foreign currency forward contracts were measured at fair value within Level 2 of the fair value hierarchy at September 30, 2012 and December 31, 2011, which is valued using quoted market prices for contracts with similar terms and maturity dates.

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

        There was no warranty expense for the three months ended September 30, 2012. For the nine months ended September 30, 2012, warranty expense was a net credit of $0.4 million. Net warranty expense was $0.0 million and $0.9 million for three months and nine months ended September 30, 2011, respectively. As of September 30, 2012 and December 31, 2011 warranty liability reserve was $0.1 million and $1.0 million, respectively.

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

        The Company believes that EuAC is a VIE and that the Company is the primary beneficiary of the VIE through its ability to make decisions about the entity's activities, the exposure to the expected losses of the entity if they occur, and the right to receive the expected residual returns of the entity if they occur. As such, the consolidated financial statements include the balances of EuAC. Noncontrolling interest of $0.9 million relates to the other owners' stockholdings and is reflected in stockholders' equity in the accompanying consolidated balance sheet at September 30, 2012 and December 31, 2011.

Note 16. Seasonality

        The Company's Aerial Services operations in any given location are seasonal and depend on prevailing weather conditions. The Company's flight hours are substantially reduced in winter or monsoon seasons. The global deployment of the Company's helicopters and crews helps to limit the effect of seasonality, but the Company's Aerial Services operations tend to peak in June through October and to be at a low point in January through April. Due to the seasonality of the Company's business, the Company often has unabsorbed overhead costs in the first quarter and the fourth quarter which generally lead to negative reported gross profit in these quarters.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 17. Earnings (Loss) Per Share

        The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings (loss) per share. The following table shows the computation of basic and diluted earnings (loss) per share:

(in millions, except share and per share data)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net income (loss) attributable to common stockholders	$17,556	$9,164	$13,384	$565
Basic weighted average shares outstanding	9,756,478	1,000	6,051,346	1,000
Dilutive effect of share based awards	—	—	—	—

Diluted weighted average shares outstanding	9,756,478	1,000	6,051,346	1,000
Basic earnings (loss) per share	$1.80	$9,164.10	$2.21	$565.10
Diluted earnings (loss) per share	$1.80	$9,164.10	$2.21	$565.10
Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	180,095	—	180,095	—

Note 18. Stock-based Compensation

        The Company maintains a 2012 Long Term Incentive Plan. The goal of the plan is to align the interests of the Company's eligible participants with the interests of its stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain and motivate key personnel upon whose judgment, initiative and effort the successful conduct of the Company's business is largely dependent. The fair value of restricted stock units is determined based on the quoted closing price of the Company's common stock on the date of grant.

        The following table summarizes the Company's restricted stock unit awards activity during the nine-month period ended September 30, 2012:

Restricted Stock Unit Awards
Outstanding at December 31, 2011	—
Granted	383,085
Exercised	—
Vested restricted stock units	(187,426)
Forfeited	(15,564)
Expired	—

Outstanding unvested at September 30, 2012	180,095

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 18. Stock-based Compensation (Continued)

        During the three and nine month periods ended September 30, 2012, the Company granted 103,748 and 383,085 restricted stock awards. Shares granted during the three months ended September 30, 2012 had a weighted-average fair value on the date of grant of $7.32 per share. Shares granted during the nine months ended September 30, 2012 had a weighted-average fair value on the date of grant of $7.73 per share. The Company recognized approximately $0.4 million and $1.7 million in stock-based compensation expense during the three and nine-month periods ended September 30, 2012.

        Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards as of September 30, 2012 is expected to be recognized as follows:

(dollars in thousands)	Restricted stock unit awards
2012 (period from October 1 through December 31, 2012)	$196
2013	476
2014	275
2015	107
2016	50
2017	15

Total	$1,119

Note 19. Subsequent Events

        In accordance with ASC 855 "Subsequent Events," the Company has evaluated subsequent events through the date the financial statements were available to be issued and any events have been properly disclosed in the financial statements.

        On October 1, 2012, the Company entered into an Aircraft Purchase Agreement to purchase one Erickson S-64F Aircrane and Aircrane support parts from SDG&E for a total purchase price of $21.75 million. The S-64F Aircrane was originally sold by the Company to SDG&E in 2009. As a result of this transaction, SDG&E's put option right under the original sales agreement was extinguished. Additionally, the agreement terminated a preexisting cost per hour contract between the Company and SDG&E, and released the Company from its performance obligations under the contract. The Aircrane was added to the Company's fleet on October 1, 2012.

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

        The forward-looking statements contained in this Form 10-Q and any documents incorporated herein by reference reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause events or our actual activities or results to differ significantly from those expressed in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, results, actions, levels of activity, performance or achievements. Readers are cautioned not to place undue reliance on these forward-looking statements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, those factors described in Part II, Item 1A, "Risk Factors" and elsewhere in this report.

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

Overview

        We specialize in the operation and manufacture of the Erickson S-64 Aircrane, or the Aircrane, a versatile and powerful heavy-lift helicopter. The Aircrane has a lift capacity of up to 25,000 pounds and is the only commercial aircraft built specifically as a flying crane without a fuselage for internal load. The Aircrane is also the only commercial heavy-lift helicopter with a rear load-facing cockpit, combining an unobstructed view and complete aircraft control for precision lift and load placement capabilities. We own and operate a fleet of 18 Aircranes which we use to support a wide variety of government and commercial customers worldwide across a broad range of critical aerial services including firefighting, timber harvesting, infrastructure construction, and crewing. We refer to this segment of our business as Aerial Services. We also manufacture Aircranes and related components for sale to government and commercial customers and provide aftermarket support and maintenance, repair and overhaul services for the Aircrane and other aircraft. We refer to this segment of our business as Manufacturing / MRO.

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

        The following table presents our consolidated operating results for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

(Dollars in thousands)	Three Months Ended September 30, 2012	% of Revenues		Three Months Ended September 30, 2011	% of Revenues		Change	% Change
Net revenues:
Aerial Services	$69,639	91.3		$53,036	89.6		$16,603	31.3
Manufacturing / MRO	6,622	8.7		6,125	10.4		497	8.1

Total revenues	76,261	100.0		59,161	100.0		17,100	28.9
Cost of revenues:
Aerial Services	35,471	50.9	(1)	29,604	55.8	(1)	5,867	19.8
Manufacturing / MRO	4,248	64.1	(1)	3,871	63.2	(1)	377	9.7

Total cost of revenues	39,719	52.1		33,475	56.6		6,244	18.7

Gross profit
Aerial Services	34,168	49.1	(1)	23,432	44.2	(1)	10,736	45.8
Manufacturing / MRO	2,374	35.9	(1)	2,254	36.8	(1)	120	5.3

Total gross profit	36,542	47.9		25,686	43.4		10,856	42.3
Operating expenses:
General and administrative	3,973	5.2		2,943	5.0		1,030	35.0
Research and development	995	1.3		1,369	2.3		(374)	(27.3)
Selling and marketing	1,097	1.4		2,155	3.6		(1,058)	(49.1)

Total operating expenses	6,065	8.0		6,467	10.9		(402)	(6.2)

Income (loss) from operations	30,477	40.0		19,219	32.5		11,258	58.6
Other income (expense), net:
Interest expense, net	(1,524)	(2.0)		(2,339)	(4.0)		815	(34.8)
Other income (expense), net	(417)	(0.5)		2,527	4.3		(2,944)	(116.5)

Total other income (expense)	(1,941)	(2.5)		188	0.3		(2,129)	NM (2)

Net income (loss) before income taxes and noncontrolling interest	28,536	37.4		19,407	32.8		9,129	47.0
Income tax expense (benefit)	10,902	14.3		7,881	13.3		3,021	38.3

Net income (loss)	17,634	23.1		11,526	19.5		6,108	53.0
Less: Net (income) loss related to noncontrolling interest	(78)	(0.1)		(11)	—		(67)	NM (2)

Net income (loss) attributable to Erickson Air-Crane Incorporated	17,556	23.0		11,515	19.5		6,041	52.5
Dividends on Series A Redeemable Preferred Stock	—	—		2,351	4.0		(2,351)	(100.0)

Net income (loss) attributable to common stockholders	$17,556	23.0		$9,164	15.5		$8,392	91.6

(1)
Percentage of net revenues of segment.

(2)
We use the abbreviation "NM" to refer to changes that are not meaningful.

Revenues

        Consolidated revenues increased by $17.1 million, or 28.9%, to $76.3 million in the third quarter of 2012 from $59.2 million for the third quarter of 2011. The increase in revenues was attributable to a $16.6 million increase in Aerial Services revenues and a $0.5 million increase in Manufacturing / MRO revenues compared to the 2011 period.

(Dollars in thousands)	Three Months Ended September 30, 2012	% of Revenues	Three Months Ended September 30, 2011	% of Revenues	Change	% Change
Net revenues:
Aerial Services	$69,639	91.3	$53,036	89.6	$16,603	31.3
Manufacturing / MRO	6,622	8.7	6,125	10.4	497	8.1

Total revenues	$76,261	100.0	$59,161	100.0	$17,100	28.9

        Aerial Services.    Aerial Services revenues increased by $16.6 million, or 31.3%, to $69.6 million in the third quarter of 2012 from $53.0 million in the third quarter of 2011. This increase was due in part to a 40.9% increase in revenue flight hours for Aerial Services during the third quarter of 2012 to 5,843 hours from 4,146 hours in the third quarter of 2011. All of our lines of business reported increased flight hours for the third quarter of 2012 as compared to the third quarter of 2011.

        The following were our revenues and revenue flight hours by type of service for the third quarter of 2012 and 2011:

(Dollars in thousands)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Change	% Change
Aerial Services Revenues:
Firefighting	$46,875	$32,980	$13,895	42.1
Timber Harvesting	10,362	9,700	662	6.8
Infrastructure Construction	6,108	4,369	1,739	39.8
Crewing	6,294	5,987	307	5.1

Total Aerial Services revenues	$69,639	$53,036	$16,603	31.3

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Change	% Change
Aerial Services Revenue Flight Hours:
Firefighting	2,762	1,653	1,109	67.1
Timber Harvesting	1,506	1,429	77	5.4
Infrastructure Construction	604	293	311	106.1
Crewing	971	771	200	25.9

Total Aerial Services revenue flight hours	5,843	4,146	1,697	40.9

  •
  Firefighting revenues increased by $13.9 million, or 42.1%, to $46.9 million in the third quarter of 2012 from $33.0 million in the third quarter of 2011. This increase was primarily due to higher United States flight activity due to an extraordinarily active fire season, and additional contracts with the United States Forest Service ("USFS") that were awarded earlier in 2012.

  •
  Timber Harvesting revenues increased by $0.7 million, or 6.8%, to $10.4 million in the third quarter of 2012 from $9.7 million in the third quarter of 2011. This increase was primarily due to increased revenues from flight hour activity with our North American customers, partially offset by decreased flight hour activity with our Malaysian customers in the third quarter of 2012 compared to the third quarter of 2011.

  •
  Infrastructure Construction revenues increased by $1.7 million, or 39.8%, to $6.1 million in the third quarter of 2012 from $4.4 million in the third quarter of 2011. This increase was primarily due to third quarter 2012 revenues from a new oil-and-gas customer in Peru, partially offset by lower revenues from construction customers in the United States and Asia.

  •
  Crewing revenues increased by $0.3 million, or 5.1%, to $6.3 million in the third quarter of 2012 from $6.0 million in the third quarter of 2011.

        Manufacturing / MRO.    Manufacturing / MRO revenue increased by $0.5 million, or 8.1%, to $6.6 million in the third quarter of 2012 from $6.1 million in the third quarter of 2011. This increase was primarily due to higher flight hours on our CPH contract in Italy, partially offset by lower repair and overhaul revenues.

Gross Profit

        Consolidated gross profit increased by $10.9 million to $36.5 million in the third quarter of 2012 from $25.7 million in the third quarter of 2011. The increase was primarily attributable to an increase in Aerial Services gross profit of $10.7 million.

(Dollars in thousands)	Three Months Ended September 30, 2012	% of Related Revenues	Three Months Ended September 30, 2011	% of Related Revenues	Change	% Change
Gross profit
Aerial Services	$34,168	49.1	$23,432	44.2	$10,736	45.8
Manufacturing / MRO	2,374	35.9	2,254	36.8	120	5.3

Total gross profit	$36,542	47.9	$25,686	43.4	$10,856	42.3

        Aerial Services.    Aerial Services gross profit increased by $10.7 million to $34.2 million in the third quarter of 2012 from $23.4 million in the third quarter of 2011. Gross profit margin was 49.1% in the third quarter of 2012 compared to 44.2% in the third quarter of 2011. The revenue increase of $16.6 million for the third quarter of 2012 compared to the third quarter of 2011 was the primary reason for the gross profit increase. Certain costs of Aerial Services revenues are fixed in nature, and the increase in flight hour revenues directly impacted our operating margins and results.

        Manufacturing / MRO.    Manufacturing / MRO gross profit increased by $0.1 million, or 5.3%, to $2.4 million in the third quarter of 2012 compared to $2.3 million in the third quarter of 2011.

Operating Expenses

(Dollars in thousands)	Three Months Ended September 30, 2012	% of Revenues	Three Months Ended September 30, 2011	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$3,973	5.2	$2,943	5.0	$1,030	35.0
Research and development	995	1.3	1,369	2.3	(374)	(27.3)
Selling and marketing	1,097	1.4	2,155	3.6	(1,058)	(49.1)

Total operating expenses	6,065	8.0	6,467	10.9	(402)	(6.2)

Income (loss) from operations	$30,477	40.0	$19,219	32.5	$11,258	58.6

        Operating expenses decreased by $0.4 million, or 6.2%, to $6.1 million in the third quarter of 2012 from $6.5 million in the third quarter of 2011. The change in general and administrative expense in the third quarter was primarily due to an accrual for management incentive compensation expense of $0.4 million and to stock based compensation expense of $0.3 million related to restricted stock granted to employees during the three months ended September 30, 2012. There was no management incentive compensation expense or stock based compensation expense in the three months ended September 30, 2011. The change between quarters in research and development expense was primarily due to decreased expense on our main rotor blade development project. The change in selling and marketing expense was primarily due to lower external commissions paid for firefighting in Greece as a result of new agent agreements associated with our activity with the NATO Maintenance and Supply Agency ("NAMSA") in 2012.

Other Income (Expense), Net

(Dollars in thousands)	Three Months Ended September 30, 2012	% of Revenues	Three Months Ended September 30, 2011	% of Revenues	Change	% Change
Other income (expense), net:
Interest expense, net	$(1,524)	(2.0)	$(2,339)	(4.0)	$815	(34.8)
Other income (expense), net	(417)	(0.5)	2,527	4.3	(2,944)	(116.5)

Total other income (expense), net	$(1,941)	(2.5)	$188	0.3	$(2,129)	NM

        Total other income (expense), net decreased by $2.1 million to $1.9 million of expense in the third quarter of 2012 from $0.2 million of income in the third quarter of 2011. Interest expense, net decreased by $0.8 million, to $1.5 million in the third quarter of 2012, from $2.3 million in the third quarter of 2011, due to a decrease in our average outstanding borrowings, which was coupled with a decrease in the average borrowing rate. Our average outstanding borrowings decreased due to the paydown of outstanding borrowings with proceeds from our initial public offering and with cash flows from operations.

(Dollars in thousands)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$(13)	$2,491	$(2,504)
Realized foreign exchange gain (loss)	(108)	257	(365)
Amortization of debt issuance costs	(297)	(212)	(85)
Interest expense related to tax contingencies	—	(54)	54
Gain (loss) on disposal of assets	—	(3)	3
Other income (expense), net	1	48	(47)

Other income (expense), net	$(417)	$2,527	$(2,944)

        Other income (expense), net decreased by $2.9 million to a net expense of $0.4 million in the third quarter of 2012 from a net income of $2.5 million in the third quarter of 2011. The change in the unrealized foreign exchange gain in the third quarter of 2012 as compared to the third quarter of 2011 was primarily due to a change in the exchange rate for the Euro coupled with a decrease in the quantity of forward contracts in place as of September 30, 2012.

Income Tax Expense (Benefit)

(Dollars in thousands)	Three Months Ended September 30, 2012	% of Revenues	Three Months Ended September 30, 2011	% of Revenues	Change	% Change
Net income (loss) before income taxes and noncontrolling interest	$28,536	37.4	$19,407	32.8	$9,129	47.0
Income tax expense (benefit)	10,902	14.3	7,881	13.3	3,021	38.3

Net income (loss)	$17,634	23.1	$11,526	19.5	$6,108	53.0

        Income tax expense (benefit) changed by $3.0 million to a $10.9 million expense in the third quarter of 2012 from a $7.9 million expense in the third quarter of 2011. The change was due to the higher net income in the third quarter of 2012, partially offset by a lower anticipated overall tax rate for 2012 compared to the anticipated 2011 effective tax rate.

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Three Months Ended September 30, 2012	% of Revenues	Three Months Ended September 30, 2011	% of Revenues	Change	% Change
Net income (loss)	$17,634	23.1	$11,526	19.5	$6,108	53.0
Less: Net (income) loss related to noncontrolling interest	(78)	(0.1)	(11)	—	(67)	NM

Net income (loss) attributable to Erickson Air-Crane Incorporated	17,556	23.0	11,515	19.5	6,041	52.5
Dividends on Series A Redeemable Preferred Stock	—	—	2,351	4.0	(2,351)	(100.0)

Net income (loss) attributable to common stockholders	$17,556	23.0	$9,164	15.5	$8,392	91.6

        Net income (loss) attributable to Erickson Air-Crane Incorporated increased by $6.0 million to a $17.6 million net income in the third quarter of 2012 from a $11.5 million net income in the third quarter of 2011, due to the changes in revenues, expenses, and taxes discussed above. Dividends on Series A Redeemable Preferred Stock decreased by $2.4 million due to the conversion of preferred stock to common stock in conjunction with the initial public offering. Net income (loss) attributable to common stockholders increased by $8.4 million to $17.6 million in the third quarter of 2012 from $9.2 million in the third quarter of 2011.

Nine Months Ended September 30, 2012 and 2011

        The following table presents our consolidated operating results for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

(Dollars in thousands)	Nine Months Ended September 30, 2012	% of Revenues		Nine Months Ended September 30, 2011	% of Revenues		Change	% Change
Net revenues:
Aerial Services	$130,055	91.8		$111,235	91.1		$18,820	16.9
Manufacturing / MRO	11,692	8.2		10,819	8.9		873	8.1

Total revenues	141,747	100.0		122,054	100.0		19,693	16.1
Cost of revenues:
Aerial Services	83,661	64.3	(1)	75,275	67.7	(1)	8,386	11.1
Manufacturing / MRO	7,184	61.4	(1)	8,394	77.6	(1)	(1,210)	(14.4)

Total cost of revenues	90,845	64.1		83,669	68.6		7,176	8.6

Gross profit
Aerial Services	46,394	35.7	(1)	35,960	32.3	(1)	10,434	29.0
Manufacturing / MRO	4,508	38.6	(1)	2,425	22.4	(1)	2,083	85.9

Total gross profit	50,902	35.9		38,385	31.4		12,517	32.6
Operating expenses:
General and administrative	11,405	8.0		9,534	7.8		1,871	19.6
Research and development	3,425	2.4		3,223	2.6		202	6.3
Selling and marketing	4,177	2.9		5,469	4.5		(1,292)	(23.6)

Total operating expenses	19,007	13.4		18,226	14.9		781	4.3

Income (loss) from operations	31,895	22.5		20,159	16.5		11,736	58.2
Other income (expense), net:
Interest expense, net	(5,537)	(3.9)		(6,556)	(5.4)		1,019	(15.5)
Other income (expense), net	303	0.2		890	0.7		(587)	(66.0)

Total other income (expense)	(5,234)	(3.7)		(5,666)	(4.6)		432	(7.6)

Net income (loss) before income taxes and noncontrolling interest	26,661	18.8		14,493	11.9		12,168	84.0
Income tax expense (benefit)	10,168	7.2		6,596	5.4		3,572	54.2

Net income (loss)	16,493	11.6		7,897	6.5		8,596	108.9
Less: Net (income) loss related to noncontrolling interest	(315)	(0.2)		(603)	(0.5)		288	(47.8)

Net income (loss) attributable to Erickson Air-Crane Incorporated	16,178	11.4		7,294	6.0		8,884	121.8
Dividends on Series A Redeemable Preferred Stock	2,794	2.0		6,729	5.5		(3,935)	(58.5)

Net income (loss) attributable to common stockholders	$13,384	9.4		$565	0.5		$12,819	NM (2)

(1)
Percentage of net revenues of segment.

(2)
We use the abbreviation "NM" to refer to changes that are not meaningful.

Revenues

        Consolidated revenues increased by $19.7 million, or 16.1%, to $141.7 million in the nine months ended September 30, 2012 from $122.1 million for the same period of 2011. The increase in revenues was attributable to a $18.8 million increase in Aerial Services revenues and a $0.9 million increase in Manufacturing / MRO revenues compared to the same period of 2011.

(Dollars in thousands)	Nine Months Ended September 30, 2012	% of Revenues	Nine Months Ended September 30, 2011	% of Revenues	Change	% Change
Net revenues:
Aerial Services	$130,055	91.8	$111,235	91.1	$18,820	16.9
Manufacturing / MRO	11,692	8.2	10,819	8.9	873	8.1

Total revenues	$141,747	100.0	$122,054	100.0	$19,693	16.1

        Aerial Services.    Aerial Services revenues increased by $18.8 million, or 16.9%, to $130.1 million in the nine months ended September 30, 2012 from $111.2 million in the same period of 2011. This increase was due in part to an increase in revenue flight hours for Firefighting, Infrastructure Construction and Crewing partially offset by lower Timber Harvesting revenue flight hours during the nine months ended September 30, 2012.

        The following are our revenues and revenue flight hours by type of service for the nine months ended September 30, 2012 and 2011:

(Dollars in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Change	% Change
Aerial Services Revenues:
Firefighting	$67,822	$61,840	$5,982	9.7
Timber Harvesting	24,418	25,565	(1,147)	(4.5)
Infrastructure Construction	22,238	8,338	13,900	166.7
Crewing	15,577	15,492	85	0.5

Total Aerial Services revenues	$130,055	$111,235	$18,820	16.9

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Change	% Change
Aerial Services Revenue Flight Hours:
Firefighting	3,546	2,992	554	18.5
Timber Harvesting	3,396	3,671	(275)	(7.5)
Infrastructure Construction	1,834	624	1,210	193.9
Crewing and other	1,534	1,324	210	15.9

Total Aerial Services revenue flight hours	10,310	8,611	1,699	19.7

  •
  Firefighting revenues increased by $6.0 million, or 9.7%, to $67.8 million in the nine months ended September 30, 2012 from $61.8 million during the same period in 2011. The increase was primarily due to an extraordinarily active North American fire season in 2012, which lead to higher United States and Canada revenue flight hours and more firefighting contracts in the nine months ended September 30, 2012 compared to the same period in 2011.

  •
  Timber Harvesting revenues decreased by $1.1 million, or 4.5%, to $24.4 million in the nine months ended September 30, 2012 from $25.6 million during the same period of 2011. This decrease was primarily due to decreased revenues from decreased flight hour activity with our Malaysian customers during the nine months ended September 30, 2012 compared to the same period in 2011.

  •
  Infrastructure Construction revenues increased by $13.9 million, or 166.7%, to $22.2 million in the nine months ended September 30, 2012 from $8.3 million during the same period of 2011. This increase was primarily due to 2012 revenues from new customers in Peru and Brazil, and increased construction revenues from powerline customers in the United States and Italy.

  •
  Crewing revenues increased $0.1 million, or 0.5% to $15.6 million during the nine months ended September 30, 2012 from $15.5 million during the same period in 2011.

        Manufacturing / MRO.    Manufacturing / MRO revenue increased by $0.9 million, or 8.1%, to $11.7 million in the nine months ended September 30, 2012 from $10.8 million during the same period of 2011. This increase was due to higher revenues from our CPH customers due to higher flight activity, and to higher MRO revenues from sales to S-64 customers.

Gross Profit

        Consolidated gross profit increased by $12.5 million to $50.9 million in the nine months ended September 30, 2012 from $38.4 million during the same period of 2011. The increase was attributable to an increase in Aerial Services gross profit of $10.4 million and an increase in Manufacturing / MRO gross profit of $2.1 million compared to the same period in 2011.

(Dollars in thousands)	Nine Months Ended September 30, 2012	% of Related Revenues	Nine Months Ended September 30, 2011	% of Related Revenues	Change	% Change
Gross profit
Aerial Services	$46,394	35.7	$35,960	32.3	$10,434	29.0
Manufacturing / MRO	4,508	38.6	2,425	22.4	2,083	85.9

Total gross profit	$50,902	35.9	$38,385	31.4	$12,517	32.6

        Aerial Services.    Aerial Services gross profit increased by $10.4 million to $46.4 million in the nine months ended September 30, 2012 from $36.0 million during the same period of 2011. Gross profit margin was 35.7% in the nine months ended September 30, 2012 compared to 32.3% during the same period of 2011. The increase in gross profit margins primarily resulted from lower maintenance costs partially offset by increased costs in our flight crews and shipping costs between Australia and Europe in the nine months ended September 30, 2012 compared to the same period in 2011.

        Manufacturing / MRO.    Manufacturing / MRO gross profit increased by $2.1 million to $4.5 million in the nine months ended September 30, 2012 compared to $2.4 million during the same period of 2011. The primary reason for the gross profit improvement was differences in warranty expense, with a credit of $0.4 million in the second quarter of 2012 compared to a $0.9 million expense in the second quarter of 2011, and to lower scrap and other plant period costs in the 2012 period compared to the 2011 period.

  Operating Expenses

(Dollars in thousands)	Nine Months Ended September 30, 2012	% of Revenues	Nine Months Ended September 30, 2011	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$11,405	8.0	$9,534	7.8	$1,871	19.6
Research and development	3,425	2.4	3,223	2.6	202	6.3
Selling and marketing	4,177	2.9	5,469	4.5	(1,292)	(23.6)

Total operating expenses	19,007	13.4	18,226	14.9	781	4.3

Income (loss) from operations	$31,895	22.5	$20,159	16.5	$11,736	58.2

        Operating expenses increased by $0.8 million, or 4.3%, to $19.0 million in the nine months ended September 30, 2012 from $18.2 million during the same period of 2011. The change in general and administrative expenses was primarily due to an increase in stock based compensation expenses of $1.6 million and management incentive compensation expense of $0.4 million, partially offset by a decrease in legal expenses related to the settlement of a legal case in early 2011. The change between periods in research and development expense was primarily due to increased expense on main rotor blade development and other engineering projects. The change in selling and marketing expense was primarily due to lower external commissions paid for firefighting in Greece as a result of the new agent agreements associated with our activity with NAMSA in 2012 coupled with lower trade show expenses incurred in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Other Income (Expense), Net

(Dollars in thousands)	Nine Months Ended September 30, 2012	% of Revenues	Nine Months Ended September 30, 2011	% of Revenues	Change	% Change
Other income (expense), net:
Interest expense, net	$(5,537)	(3.9)	$(6,556)	(5.4)	$1,019	(15.5)
Other income (expense), net	303	0.2	890	0.7	(587)	(66.0)

Total other income (expense), net	$(5,234)	(3.7)	$(5,666)	(4.6)	$432	(7.6)

        Total other income (expense), net decreased by $0.4 million or 7.6% to $5.2 million of expense in the nine months ended September 30, 2012 from $5.7 million of expense during the same period of 2011. Interest expense, net decreased by $1.0 million, to $5.5 million in the nine months ended September 30, 2012, from $6.6 million during the same period of 2011, due to a decrease in our average outstanding borrowings, coupled with a decrease in the average borrowing rate. Our average outstanding borrowings decreased due to the paydown of outstanding borrowings with the proceeds from our initial public offering and with cash flows from operations.

(Dollars in thousands)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$28	$1,461	$(1,433)
Realized foreign exchange gain (loss)	207	(403)	610
Amortization of debt issuance costs	(852)	(553)	(299)
Interest expense related to tax contingencies	—	(270)	270
Other income (expense), net	920	650	270
Gain on disposal of equipment	—	5	(5)

Other income (expense), net	$303	$890	$(587)

        Other income (expense), net decreased $0.6 million, to a net income of $0.3 million in the nine months ended September 30, 2012 from a net income of $0.9 million during the same period in 2011 primarily due to unrealized foreign exchange gain during the prior year period. Other income (expense), net for the nine months ended September 30, 2012 included a $0.8 million removal of the reserve on the receivable from the Canada Revenue Agency ("CRA") as a result of the settlement reached with the CRA in June 2012.

Income Tax Expense (Benefit)

(Dollars in thousands)	Nine Months Ended September 30, 2012	% of Revenues	Nine Months Ended September 30, 2011	% of Revenues	Change	% Change
Net income (loss) before income taxes and noncontrolling interest	$26,661	18.8	$14,493	11.9	$12,168	84.0
Income tax expense (benefit)	10,168	7.2	6,596	5.4	3,572	54.2

Net income (loss)	$16,493	11.6	$7,897	6.5	$8,596	108.9

        Income tax expense (benefit) changed by $3.6 million to a $10.2 million expense in the nine months ended September 30, of 2012 from a $6.6 million expense during the same period of 2011. The change was due to the higher net income in the 2012 period, partially offset by a lower anticipated overall tax rate for 2012 compared to the anticipated 2011 effective tax rate.

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Nine Months Ended September 30, 2012	% of Revenues	Nine Months Ended September 30, 2011	% of Revenues	Change	% Change
Net income (loss)	$16,493	11.6	$7,897	6.5	$8,596	108.9
Less: Net (income) loss related to noncontrolling interest	(315)	(0.2)	(603)	(0.5)	288	(47.8)

Net income (loss) attributable to Erickson Air-Crane Incorporated	16,178	11.4	7,294	6.0	8,884	121.8
Dividends on Series A Redeemable Preferred Stock	2,794	2.0	6,729	5.5	(3,935)	(58.5)

Net income (loss) attributable to common stockholders	$13,384	9.4	$565	0.5	$12,819	NM

        Net income (loss) attributable to Erickson Air-Crane Incorporated changed by $8.9 million to a $16.2 million net income in the nine months ended September 30, 2012 from $7.3 million net income during the same period of 2011, due to the changes in revenues, expenses, and taxes discussed above. Dividends on Series A Redeemable Preferred Stock decreased $3.9 million due to the conversion of preferred stock to common stock in conjunction with the initial public offering. Net income (loss) attributable to common stockholders changed by $12.8 million to net income of $13.4 million in the nine months ended September 30, 2012 from a net income of $0.6 million during the same period in 2011.

Seasonality

        Our Aerial Services operations in any given location are seasonal and depend on prevailing weather conditions. Our flight hours are substantially reduced in winter or monsoon seasons. The global deployment of our helicopters and crews helps to limit the effect of seasonality, but our Aerial Services operations tend to peak in June through October and to be at a low point in January through April. Due to the seasonality of our business, we often have unabsorbed overhead costs in the first quarter and the fourth quarter which generally lead to negative reported gross profit in these quarters.

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

        We believe that our cash from operations and borrowings available to us under our revolving credit facility with the anticipated refinancing will be adequate to meet our liquidity needs, capital expenditure requirements and debt service payments for at least the next 12 months. Our revolving credit facility has a maturity date of June 24, 2013, and we are currently in discussions with our lenders to refinance the credit facility.

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

Three Months Ended September 30, 2012 and 2011

        The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Change
Net cash provided by (used in) operating activities	$24,814	$8,171	$16,643
Net cash provided by (used in) investing activities	(135)	(2,807)	2,672
Net cash provided by (used in) financing activities	(24,731)	(3,600)	(21,131)
Foreign-currency effect on cash and cash equivalents	14	10	4

Net increase (decrease) in cash and cash equivalents	(38)	1,774	(1,812)
Cash and cash equivalents at beginning of period	1,808	1,282	526

Cash and cash equivalents at the end of period	$1,770	$3,056	$(1,286)

Sources and Uses of Cash

        At September 30, 2012, we had cash and cash equivalents of $1.8 million compared to $0.3 million at December 31, 2011. At September 30, 2012, we had restricted cash of $3.7 million compared to $5.2 million at December 31, 2011. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance and bid bonds on certain contracts.

        Net cash provided by (used in) operating activities.    For the three months ended September 30, 2012, net cash provided by operating activities before the change in operating assets and liabilities was $31.6 million, which included net income of $17.6 million coupled with non-cash adjustments reconciling net income to net cash provided by operating activities of $14.0 million (a net increase in deferred income taxes of $10.3 million, depreciation of $2.3 million, stock based compensation of $0.4 million, non-cash interest on subordinated notes of $0.6 million, and amortization of debt issuance costs of $0.3 million). The change in operating assets and liabilities was a use of $6.8 million consisting of the following: a $19.7 million increase in accounts receivable (primarily attributable to increased receivables from Italian Ministry of Civil Protection and NAMSA) and a $0.1 million increase in Aircranes and support parts, partially offset by a $11.0 million increase in accrued and other current liabilities (primarily attributable to changes in the advance from Cambiano Bank and an increase in accrued Cost Per Hour costs), a $1.5 million decrease in prepaid expenses and other (primarily related to the timing of aircraft insurance payments), $0.4 million increase in income tax payable, a $0.2 million increase in other long-term liabilities, and a $0.1 million increase in accounts payable. As a result of these factors, cash provided by operating activities was $24.8 million in the three months ended September 30, 2012.

        For the three months ended September 30, 2011, net cash used in operating activities before the change in operating assets and liabilities was $17.1 million, which includes net income of $11.5 million and non-cash adjustments reconciling net income to net cash used in operating activities of $5.5 million (a net increase in deferred income taxes of $2.2 million, coupled with depreciation of $2.0 million, non-cash interest on subordinated notes of $1.1 million, amortization of debt issuance costs of $0.2 million, and $0.1 million of non-cash interest on tax contingencies). The change in operating assets and liabilities was a $8.9 million use of cash consisting of the following: a $6.8 million decrease in accrued and other current liabilities, a $6.5 million increase in Aircranes and support parts (primarily attributable to increases in inventory levels), a $1.6 million decrease in accounts payable, a $1.6 million increase in prepaid expenses and other, and a $1.2 million decrease in other long-term liabilities, partially offset by a $6.7 million increase in income taxes payable and a $2.1 million decrease in accounts receivable (primarily attributable to receivables from the Italian Ministry of Civil Protection and our Greek customer). As a result of these factors, cash provided by operating activities was $8.2 million for the three months ended September 30, 2011.

        Net cash provided by (used in) investing activities.    Net cash used in investing activities was $0.1 million for the three months ended September 30, 2012 compared to net cash used in investing activities of $2.8 million for the three months ended September 30, 2011. In the three months ended September 30, 2012, we used net cash of $1.1 million primarily for routine capital expenditures, and $1.2 million of restricted cash was provided when the restriction on the cash was released. In the three months ended September 30, 2011, we used net cash of $2.5 million for heavy maintenance on our fleet, implementing a new ERP system, as well as routine capital expenditures.

        Net cash provided by (used in) financing activities.    Net cash used in financing activities was $24.7 million for the three months ended September 30, 2012 compared to $3.6 million for the three months ended September 30, 2011. In the three months ended September 30, 2012, net cash used in financing activities of $24.5 million was from net payments of debt and cash used of $0.3 million for debt issuance costs related to our credit facility refinancing. In the three months ended September 30, 2011, net cash used in financing activities of $3.4 million was from net borrowings of debt and cash used of $0.2 million for debt issuance costs related to our credit facility refinancing.

Nine Months Ended September 30, 2012 and 2011

        The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Change
Net cash provided by (used in) operating activities	$19,091	$(14,416)	$33,507
Net cash provided by (used in) investing activities	(3,222)	(12,105)	8,883
Net cash provided by (used in) financing activities	(14,347)	28,216	(42,563)
Foreign-currency effect on cash and cash equivalents	(20)	(567)	547

Net increase (decrease) in cash and cash equivalents	1,502	1,128	374
Cash and cash equivalents at beginning of period	268	1,928	(1,660)

Cash and cash equivalents at the end of period	$1,770	$3,056	$(1,286)

Sources and Uses of Cash

        Net cash provided by (used in) operating activities.    For the nine months ended September 30, 2012, net cash provided by operating activities before the change in operating assets and liabilities was $36.7 million, which included net income of $16.5 million coupled with non-cash adjustments reconciling net income to net cash provided by operating activities of $20.2 million (a $8.8 million increase in deferred income taxes, depreciation of $6.3 million, non-cash interest on subordinated notes of $2.5 million, stock based compensation of $1.7 million, and amortization of debt issuance costs of

$0.9 million). The change in operating assets and liabilities was a $17.6 million use consisting of the following: a $23.4 million increase in accounts receivable (primarily attributable to increased receivables for Italian Ministry of Civil Protection, NAMSA, and USFS), a $7.0 million increase in Aircranes and support parts, a $0.5 million decrease in other long-term liabilities, a $0.5 million increase in income taxes receivable, and a $0.5 million decrease in accounts payable partially offset by a $10.9 million increase in accrued and other current liabilities, a $2.2 million decrease in prepaid expenses and other, and a $1.3 million increase in income tax payable. As a result of these factors, cash provided by operating activities was $19.1 million for the nine months ended September 30, 2012.

        For the nine months ended September 30, 2011, net cash provided by operating activities before the change in operating assets and liabilities was $23.8 million, which includes a net income of $7.9 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $15.9 million (depreciation of $5.6 million, amortization of debt issuance costs of $0.6 million and non-cash interest on subordinated notes of $2.1 million coupled with an increase in deferred income taxes of $7.4 million and non-cash interest on tax contingencies of $0.3 million). The change in operating assets and liabilities was a $38.2 million use of cash consisting of the following: a $22.2 million increase in Aircranes and support parts (primarily attributable to the in-process build of aircraft), a $2.6 million increase in prepaid expenses and other assets, a $7.1 million increase in accounts receivable (primarily attributable to a receivable related to our Greece contract), a $2.8 million decrease in other long-term liabilities, a $4.0 million decrease in accrued and other current liabilities, and a $0.1 million decrease in income taxes payable, partially offset by a $0.5 million increase in accounts payable. As a result of these factors, cash used in operating activities was $14.4 million for the nine months ended September 30, 2011.

        Net cash provided by (used in) investing activities.    Net cash used in investing activities was $3.2 million for the nine months ended September 30, 2012 compared to net cash used in investing activities of $12.1 million for the nine months ended September 30, 2011. In the nine months ended September 30, 2012, we used net cash of $4.3 million for routine capital expenditures and heavy maintenance on our fleet, $0.3 million for dividends paid to the noncontrolling interest of our subsidiary in Europe, and $1.4 million of restricted cash was provided when the restriction on the cash was released. In the nine months ended September 30, 2011, we used net cash of $10.4 million for heavy maintenance on our fleet, implementing a new ERP system and routine capital expenditures, $1.0 million was used to fund our restricted cash requirements and $0.3 million was used for dividends paid to the noncontrolling interest of our subsidiary in Europe.

        Net cash provided by (used in) financing activities.    Net cash used in financing activities was $14.3 million for the nine months ended September 30, 2012 compared to net cash provided by financing activities of $28.2 million for the nine months ended September 30, 2011. In the nine months ended September 30, 2012, net cash used in financing activities of $45.5 million was from net payments of debt, partially offset by $31.5 million of net proceeds from the issuance of common stock from our initial public offering. In the nine months ended September 30, 2011, net cash provided by financing activities of $29.0 million was from net borrowings of long-term debt partially offset by debt issuance costs incurred of $0.8 million related to our credit facility refinancing.

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

        The senior credit facilities contain several affirmative and negative covenants customary for similar senior credit facilities. The indebtedness under the senior credit facilities is secured by liens on substantially all of our assets. As of September 30, 2012, we classified the debt under our Credit Agreement as current debt due to the expiration date of our Credit Agreement of June 24, 2013. On August 3, 2012, we amended our credit agreement to revise the minimum fixed charge coverage ratio to allow for the debt reclassification from long term to short term as of June 30, 2012 and periods thereafter. Absent this amendment we would not have been in compliance with the agreement's minimum fixed charge coverage ratio at June 30, 2012 and September 30, 2012. We were in compliance with all of its other covenants under the Credit Agreement as of September 30, 2012. We are currently in discussions with our lenders to refinance our revolving credit facility.

        The outstanding balance under the revolving credit facility at September 30, 2012 and December 31, 2011, excluding letters of credit, was $11.1 million and $51.8 million, respectively. We had $0.1 million and $2.3 million of outstanding standby letters of credit issued as of September 30, 2012 and December 31, 2011 and borrowing availability of $56.3 million and $13.4 million as of September 30, 2012 and December 31, 2011, respectively.

Working Capital Guarantee Credit Agreement

        On June 30, 2011, in connection with an amendment to the Credit Agreement, we obtained a separate line of credit with Wells Fargo for up to $10.0 million, pursuant to which Wells Fargo issues standby letters of credit to us for certain non-domestic customers for the purpose of assuring our performance of our obligations to such customers. The standby letters of credit are required to be collateralized by funds obtained from us from promissory notes to ZM Private Equity Fund I, L.P. in the initial principal amount of $700,000 and to ZM Private Equity Fund II, L.P. in the initial principal amount of $300,000 at a rate of 20% per annum. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. In connection with the initial public offering in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum. As of September 30, 2012 and December 31, 2011 we had $3.3 million and $8.6 million, respectively, in outstanding letters of credit under this line of credit.

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

        Bank EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with U.S. GAAP. Bank EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to revenue, net income (loss), cash flow, or any other performance measure derived in accordance with U.S. GAAP. Our presentation of

Bank EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA to Bank EBITDA is provided below.

(In thousands)	Three Months Ended September 30, 2012	Three Months Ended September 31, 2011		Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
Bank EBITDA Reconciliation:
Net income (loss) attributable to Erickson Air-Crane Incorporated	$17,556	$11,515		$16,178		$7,294
Interest expense, net	1,524	2,339		5,537		6,556
Tax expense (benefit)	10,902	7,881		10,168		6,596
Depreciation	2,256	1,978		6,295		5,601
Amortization of debt issuance costs	297	212		852		553
Noncash charges from awards to employees of equity interests	433	—		1,729		—

EBITDA	$32,968	$23,925		$40,759		$26,600

Non-cash unrealized mark-to-market foreign exchange gains (losses)	13	(2,491)		(28)		(1,461)
Interest related to tax contingencies	—	54		—		270
Litigation expense	—	562		—		1,360
Other noncash (gains) losses	—	3		(800	)(2)	(5)

Bank EBITDA	$32,981	$22,053	(1)	$39,931		$26,764 (1)

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

        Letters of Credit.    To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. As of September 30, 2012 we had letters of credit with various expiration dates extending into 2013 valued at approximately $5.5 million outstanding, including $0.1 million outstanding under our revolving credit agreement, $3.3 million outstanding under our working capital guarantee credit agreement and $2.1 million (€1.6 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $2.6 million (€2.0 million) in restricted cash. As of December 31, 2011 we had letters of credit with various expiration dates extending through 2013 valued at approximately $15.1 million outstanding, including $2.3 million outstanding under our revolving credit agreement, $8.6 million outstanding under our working capital guarantee credit agreement and

$4.3 million (€3.3 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $3.9 million (€3.0 million) in restricted cash.

        Advance Agreements with Foreign Banks.    In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At September 30, 2012 and December 31, 2011, there were €5.0 million ($6.4 million) and €2.6 million ($3.3 million) of advances outstanding under these types of arrangements, respectively.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Registration Statement on Form S-1/A filed with the SEC on April 10, 2012.

        We believe that there have been no significant changes during the three and nine months ended September 30, 2012 to our critical accounting policies.

Emerging Growth Company

        We are an "emerging growth company" (as defined in the Jumpstart Our Business Startups Act of 2012, which is commonly referred to as the JOBS Act) under the federal securities laws and are subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk in the normal course of our business operations due to changes in interest rates, increase in cost of aircraft fuel, and our exposure to fluctuations in foreign currency exchange rates. We have established policies and procedures to govern our management of market risks.

Interest Rate Risk

        At September 30, 2012, we had total indebtedness of $87.6 million (excluding $5.5 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our senior secured credit facilities and long-term debt obligations. Market risk associated with our long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. Under the Credit Agreement, our borrowings bear interest at fluctuating rates. The applicable interest rate is calculated based on either LIBOR or a base rate plus a margin depending on the level of the Funded Indebtedness to Bank EBITDA ratio as defined in the Credit Agreement. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions and interest rates, including the LIBOR, Federal Funds, and prime rates, and the supply of and demand for credit in the London interbank market. We estimate that a hypothetical 10% change in the LIBOR or prime rate as quoted by Wells Fargo would have impacted interest expense for the three and nine months ended September 30, 2012 by $0.1 million, and $0.4 million, respectively.

Aircraft Fuel

        Our results of operations are affected by changes in price and availability of aircraft fuel. Based on the average price of fuel consumed for the nine months ended September 30, 2012, a 10% increase in the average price per gallon of fuel would increase our fuel expense for the three and nine months ended September 30, 2012 by approximately $0.9 million and $1.6 million, respectively. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts. We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk

        A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the three and nine months ended September 30, 2012 would have resulted in an estimated pre-hedged decrease in our net income of $0.2 million and $0.7 million, respectively.

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

        Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2012, our disclosure controls and procedures were effective.

        There was no change in internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.    RISK FACTORS

        Our business is subject to numerous risks. You should carefully consider the following risk factors and all other information contained in this quarterly report on Form 10-Q and in our registration statement filed with the SEC in connection with our initial public offering. Any of these risks could harm our business, results of operations, and financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

        A favorable safety record is one of the primary factors a customer reviews in selecting an aviation provider. If we fail to maintain our safety and reliability record, our ability to attract new customers and maintain our current customers will be materially and adversely affected. In addition, safety violations could lead to increased regulatory scrutiny; increase our insurance rates and expense, which is a significant operating cost; or increase the difficulty of maintaining our existing insurance coverage in the future, which would adversely affect our operations. Because of the inherent risks in our helicopter operations, no safety program can guarantee accidents will not occur.

Our indebtedness and significant debt service obligations could adversely affect our financial condition and impair our ability to grow and operate our business.

        We are a highly leveraged company and, as a result, have significant debt service obligations. As of September 30, 2012, our total indebtedness, excluding letters of credit, was $87.6 million and we had maximum availability for borrowings under our revolving credit facility of approximately $56.3 million, of which $21.75 million was utilized to purchase an Aircraft on October 1, 2012. Our senior credit facilities mature on June 24, 2013 and are secured by liens on substantially all of our assets. Our substantial indebtedness could require us to dedicate a substantial portion of our cash flow from operations to debt payments, increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for or reacting to changes in our business and future business opportunities. If we are unable to repay or refinance our senior credit facilities with new credit facilities on favorable terms or at all, we may need to seek financing through the issuance of additional debt or equity securities. We may be unable to repay our senior credit facilities when due, to refinance the credit facilities on favorable terms or at all or obtain financing on favorable terms or at all, which would adversely affect our business, financial condition and results of operations and impair our ability to grow and operate our business.

If we are unable to repay or refinance our outstanding unsecured subordinated promissory notes at or prior to maturity, our business, financial condition, and results of operations may be adversely affected.

        As of September 30, 2012, the principal amount outstanding under our unsecured subordinated promissory notes (including accreted and unpaid interest) was $26.1 million, of which $12.6 million matures on June 30, 2015 and $13.5 million matures on June 30, 2016. At or prior to the maturity of the notes in 2015 and 2016, we will need to refinance the notes with additional indebtedness or repay them with cash from operations (which may include the sale of Aircranes) or the proceeds of future equity financings, none of which can be assured. We may be unable to obtain financing on favorable terms or at all, which could adversely affect our business, financial condition, and results of operations.

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

        We derive a significant amount of our revenue from a small number of major customers, including the U.S. Forest Service, the Hellenic Fire Brigade, the Italian Ministry of Civil Protection, Helicorp and NAMSA.

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

        As of September 30, 2012, we had 17 Aircranes that we employ in providing Aerial Services. An accident could make an Aircrane unavailable to us temporarily or permanently. A sale of an Aircrane that is part of our fleet would also reduce the number of Aircranes available to provide Aerial Services. The purchase price of a used Aircrane is generally lower than the purchase price of a new or remanufactured Aircrane. Although we would expect to be able to maintain the level of our operations through more efficient scheduling of our fleet or by allocating Aircranes held for sale to Aerial Services operations if we sell an Aircrane from our fleet, we may not always have the ability to maintain our desired level of Aerial Services operations with a reduced fleet and our results of operations could be adversely affected.

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

        Our business depends upon continued government expenditures on programs that we support. These expenditures have not remained constant over time. Current foreign and domestic government spending levels on programs that we support may not be sustainable as a result of changes in government leadership, policies, or priorities. In addition, the economies of Greece and Italy in particular have been adversely affected by global financial pressures. In light of the ongoing European sovereign debt crisis, there are heightened risks associated with future revenues attributable to this region and our accounts receivable from the Hellenic Fire Brigade and the Italian Ministry of Civil Protection. Additionally, our business, prospects, financial condition, or operating results could be materially harmed by the following:

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

        We are dependent upon a number of key managers, including our CEO, Udo Rieder, our CFO, Charles Ryan, our Vice President of Aerial Services, H.E. "Mac" McClaren, and our Vice President and Chief Marketing Officer, Gary Zamieroski. We have employment agreements with each of these key executive officers and intend to encourage their retention, in part, through the award of time-vesting equity grants. If we were to lose the services of one or more of our key team members, our operations could be materially impacted. We do not maintain key person insurance on any team member.

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

        Our obligations in respect of such contamination are subject to an indemnification agreement with our former owner. Under this agreement, our potential total liability in respect of remediation costs is capped at $0.5 million, of which we have already paid $0.4 million, with a total remaining liability of $0.1 million. Although the agreement caps our total potential liability, the creditworthiness of the indemnitor is uncertain. If the indemnitor fails to honor the terms of the indemnification agreement, it is possible that we would have to bear the entire cost of the remediation, monitoring and testing. In addition, it is possible that government agencies or other parties could bring a claim against us resulting from the contamination and that defending and resolving such claims could adversely affect our financial condition and results of operations.

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

        We purchase products from and supply products to businesses located outside of the United States. We also have significant operations outside the United States. For the three months ended September 30, 2012 and 2011, approximately 46.1% and 52.3%, respectively, of our total revenues were attributable to operations in non-U.S. countries. For the nine months ended September 30, 2012 and

2011, approximately 55.7% and 55.9%, respectively, of our total revenues were attributable to operations in non-U.S. countries. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

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

  •
  risks associated with terrorist activities or civil unrest in several of the countries we operate, including Peru and Malaysia;

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

        As part of our business strategy, we may acquire businesses or specific assets, form joint ventures or strategic alliances, and divest operations. Whether we realize the anticipated benefits from these transactions depend, in part, upon the integration between the businesses or assets involved; the performance of the underlying products, capabilities, or technologies; and the management of the transacted operations. We have had limited experience with such integrations. Accordingly, our financial results could be adversely affected by unanticipated performance issues, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance, and indemnifications. Consolidations of joint ventures could also impact our results of operations or financial position. Divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results.

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

        If our business does not perform as expected, including if we generate less than anticipated revenue from our Aerial Services operations or encounter significant unexpected costs, we may fail to comply with the financial covenants under our Credit Agreement. If we do not comply with our financial covenants and we do not obtain a waiver or amendment, our lenders may accelerate payment of all amounts outstanding which would immediately become due and payable, together with accrued interest. Any default may require us to seek additional capital or modifications to our credit facilities, which may not be available or which may be costly. Additionally, our suppliers may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. Any of these risks and uncertainties could have a material adverse effect on our financial position, results of operations or cash flow.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        (b)   On April 10, 2012, our registration statement on Form S-1 covering the offering of 4,800,000 shares of our common stock, par value $0.0001 per share, commission file number 333-166752, was declared effective. We sold 4,800,000 shares of common stock in the offering, including 1,050,000 shares purchased by our existing stockholders, at an issue price of $8.00 per share. The offering did not terminate before any securities were sold. As of the date of filing of this report the offering has terminated and all of the securities registered pursuant to the offering have been sold. We raised a total of $38.4 million in gross proceeds from the offering, or approximately $31.5 million in net proceeds after deducting underwriting discounts and commissions of $2.1 million and offering costs of $4.8 million. The underwriting discounts and commissions and the offerings costs represent direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning ten (10%) or more of our common stock; or (iii) our affiliates.

        The net proceeds of the offering to us (after deducting the foregoing expenses) were $31.5 million. The proceeds received from the offering were used to pay down indebtedness under our revolving credit facilitates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

        The offering was managed by Stifel Nicolaus Weisel, Oppenheimer & Co., Lazard Capital Markets, D.A. Davidson & Co. and Wedbush Securities.

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

Erickson Air-Crane Incorporated
Date: November 7, 2012	By:	/s/ CHARLES RYAN Charles Ryan Chief Financial Officer and Senior Vice President (Chief Accounting Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.