Form 10-K
period 2012-12-31
Erickson Air-Crane Inc
filed 2013-03-08
CIK 1490165

Use these links to rapidly review the document

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common equity held by non-affiliates of the Registrant as of June 30, 2012 was approximately $26,839,664.

         On March 1, 2013, 9,726,785 shares of common stock, par value $0.0001, were outstanding.

         Portions of the Registrant's Proxy Statement to be filed in connection with the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I.

ITEM 1.    BUSINESS

        This annual report on Form 10-K (including, but not limited to, the following section regarding our Business) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report on Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

        Although forward-looking statements in this annual report on Form 10-K reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risk Factors" below, as well as those discussed elsewhere in this annual report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this annual report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

        We specialize in the operation and remanufacture of the Erickson S-64 Aircrane ("Aircrane"), a versatile and powerful heavy-lift helicopter. The Aircrane has a lift capacity of up to 25,000 pounds and is the only commercial aircraft built specifically as a flying crane without a fuselage for internal loads. The Aircrane is also the only commercial heavy-lift helicopter with a rear load-facing cockpit, combining an unobstructed view and complete aircraft control for precision lift and load placement capabilities.

        We own and operate a fleet of 18 Aircranes, which we use to support a wide variety of government and commercial customers worldwide across a broad range of aerial services, including firefighting, timber harvesting, infrastructure construction, and crewing. We refer to this segment of our business as Aerial Services. We also provide aftermarket support and maintenance, repair, and overhaul services for the Aircrane and other aircraft and remanufacture Aircranes and related components for sale to government and commercial customers. We refer to this segment of our business as Aircraft Manufacturing and Maintenance, Repair, and Overhaul ("Manufacturing / MRO"). As part of our Manufacturing / MRO segment, we also offer cost per hour ("CPH") contracts pursuant to which we provide components and expendable supplies for a customer's aircraft at a fixed cost per flight hour. We believe CPH contracts help our customers better predict and manage their maintenance costs. In 2012, our Aerial Services and Manufacturing / MRO segments generated revenues of $161.4 million and $19.4 million, respectively; in 2011, our Aerial Services and Manufacturing / MRO segments generated revenues of $138.6 million and $14.1 million, respectively; in 2010, our Aerial Services and Manufacturing / MRO segments generated revenues of $105.7 million and $12.5 million, respectively. In 2012, 2011, and 2010, we had operating income of $33.4 million, $16.6 million, and $1.7 million, respectively. In 2012, we had net income attributable to Erickson Air-Crane of $15.2 million; in 2011, we had net income attributable to Erickson Air-Crane of $15.9 million; in 2010, we had net loss attributable to Erickson Air-Crane of $8.1 million.

        We own the Type and Production Certificates for the Aircrane, granting us exclusive design, manufacturing and related rights for the aircraft and original equipment manufacturer ("OEM") components. We invest in new technologies and proprietary solutions with a goal of increasing our market share and entering new markets. We have remanufactured 35 Aircranes for our own fleet and for our customers in several countries worldwide. To date, we have sold and delivered nine Aircranes. We are headquartered at 5550 SW Macadam Avenue, Suite 200, Portland, Oregon 97239 and our phone number is (503) 505-5800. We have production, maintenance, and logistics facilities in Central Point, Oregon. Our website address is www.ericksonaircrane.com. The information on, or accessible through, our website is not a part of this annual report on Form 10-K or any other report we file or furnish with the SEC.

Recent Developments

        On March 6, 2013, we entered into a binding term sheet (the "HRT Agreement") with Air Amazonia Serviços Aéreos Ltda. ("Air Amazonia") and HRT Participações em Petróleo S.A. ("HRT"). Pursuant to the HRT Agreement, we have agreed to work in good faith towards establishing and executing definitive agreements and related documentation that would cause us to acquire (1) certain aircraft and other assets currently owned by entities controlled by HRT and (2) all of Air Amazonia's capital stock, for aggregate consideration up to $75.0 million.

        On March 6, 2013, we received a binding commitment letter from a bank syndicate led by Wells Fargo Capital Finance, LLC regarding funding of an agreement which consists of up to $165.0 million in senior secured credit facilities. The commitment expires on April 15, 2013. For more information, see Note 7 to the accompanying audited financial statements.

Operating Segments

Aerial Services

        We provide heavy-lift aerial helicopter solutions to domestic and international customers. Our Aircrane was designed as a versatile, airborne heavy-lift platform with capabilities that support a wide variety of missions and end-markets. The Aircrane is capable of providing heavy-lift solutions to a wide variety of industries, including firefighting, timber harvesting, infrastructure construction, oil and gas and energy related construction, disaster recovery, and emergency response. We own, operate, and maintain a fleet of 18 Aircranes, making us the world's largest Aircrane operator. We typically lease our aircraft to customers for specific missions, with customers generally paying for the aircraft, maintenance, and crewing services, and in some cases fuel expense. In addition, we currently provide crewing for four of the nine aircraft we have sold.

        Our air crews consist of two or three pilots per aircraft who are capable of flying daily missions of up to 10 hours. Aircrane missions are highly specialized and require pilots, mechanics, technicians, and support crews with extensive experience in helicopter operations and in specific mission training. To support our commitment to safety and quality service, we recruit pilots with exceptional long-term in-flight helicopter experience and require that new hires spend significant time as co-pilots before graduating to full pilots, regardless of previous experience in other aircraft. We believe that our attractiveness to customers depends not only on the capabilities of our aircraft but also on the high level of training and abilities of our air crews and support personnel, as well as our safety policies and procedures.

        Aerial services accounted for 89% of our consolidated revenues in 2012 (51% firefighting, 20% timber harvesting, 17% construction, and 12% crewing), 91% in 2011 (53% firefighting, 23% timber harvesting, 10% construction, and 14% crewing), and 89% in 2010 (52% firefighting, 28% timber harvesting, 5% construction, and 15% crewing). Our aerial services are seasonal, but our global operations help us mitigate the effects of seasonality; for example, the firefighting seasons in the U.S. and Europe typically run from May to October and in Australia the season typically runs from October to February.

        Periodically, Aircranes are removed from service and undergo heavy maintenance activities, including inspections and repairs of the airframe and related parts as required. The actual time between heavy maintenance depends on many factors, including hours of operation, calendar time and kind of use. We perform the heavy maintenance procedures at our Central Point facilities. Heavy maintenance requires several months to complete during which time the Aircrane is not available to provide Aerial Services. We attempt to schedule heavy maintenance so that no more than one Aircrane is out of service undergoing heavy maintenance at any time.

        Firefighting.    Our Aircrane with an attached 2,650 gallon fire tank is a versatile, powerful, and cost-competitive aerial firefighter. The Aircrane has provided firefighting services globally, including services in the U.S., Canada, Italy, Greece, and Australia. Our firefighting customers include federal, state, local, and international government and commercial agencies. Under our typical firefighting contracts, aircraft are deployed to locations prone to seasonal fires and remain on standby throughout the fire season. For these contracts, which we refer to as exclusive-use contracts, we typically charge on a per-day basis for availability and on a per-hour basis for actual aircraft use. In some circumstances, we only charge for actual aircraft use; these contracts, which we refer to as call-when-needed contracts, have considerably higher daily and/or hourly rates than our exclusive-use contracts. Because fire seasons differ in the Northern and Southern Hemispheres, we are able to capitalize on the year-round demand for firefighting services by moving aircraft from one location to another.

        Our 2,650 gallon fire tank features electronically controlled tank doors that allow for eight different coverage levels. The tank provides the Aircrane with a comparable delivery capacity of fixed-wing tanker planes and the increased maneuvering capabilities of a helicopter. Fixed-wing alternatives must land to reload or skim-load from large bodies of water. Our Aircrane reloads while in flight in 45 seconds or less from almost any available open water source deeper than 18 inches, including rivers, lakes, oceans, and cisterns. As a result, if there is an available water source nearby, the Aircrane can reload and return to its target significantly faster than fixed-wing alternatives, resulting in a substantially larger total drop capacity and a more cost-effective solution for fighting most fires.

        Our proprietary accessories, including our water cannon, sea and pond snorkels, and hydromulch loading manifold, have helped us remain a leader in the firefighting market. As we look to increase our market share within the international firefighting market we will continue to pursue new product innovations.

        Timber Harvesting.    We have flown the Aircrane in high-performance, low-impact timber operations since 1971 in a number of regions, including the U.S., Canada, and the tropical forests in Malaysia. Our customers request our harvesting solutions primarily for high-value timber, such as tropical hardwoods and for remote area harvesting in locations that would otherwise require road construction or prohibit ground-based harvesting.

        Aerial timber harvesting with the Aircrane is a cost-competitive, sustainable, and environmentally friendly method of harvesting high-value and difficult to access timber. Timber is vertically lifted and transported with our proprietary hydraulic grapple, minimizing the need for road development and large support crews on the ground. We believe one Aircrane can harvest and transport the same amount of timber in a day as approximately 50 ground tractors. The environmental benefits of this sustainable forest practice include far less damage to adjacent stands of trees, soil, and riparian areas.

        Infrastructure Construction.    The Aircrane's rear load-facing pilot seat, combined with the skill and experience of our pilots, makes the aircraft particularly well-suited for infrastructure projects that require extreme precision in load delivery, such as electricity transmission and broadcasting towers, oil and gas pipelines, wind turbines, mining conveying systems, industrial equipment, emergency shelters, and ski-lift equipment. The Aircrane can be configured to transport heavy machinery and equipment such as heating, ventilating, and air conditioning HVAC units, automotive equipment, and other large cargo items.

        We have developed a number of innovative mission-specific tools and accessories that further enhance our capabilities and increase our versatility, including our anti-rotation device and hoist, hydraulic grapple, and material transport bucket.

        Crewing.    For customers who purchase an Aircrane but lack qualified operating personnel, we offer pilots and field maintenance crews on an annual or multi-year contract basis. Because we are currently the largest employer of trained and qualified Aircrane pilots, crew chiefs, field mechanics, and other support personnel worldwide, we are often a critical solution for effective crewing of our sold aircraft. We provide crewing services for four of the nine aircraft we have sold since 2002. We provide crewing services on a multi-year basis to the Italian Forest Service in respect of four Aircranes we previously sold to the Italian Forest Service. We also provide maintenance and CPH for parts to this customer. Our contracts to provide services to the Italian Forest Service expire in June 2013. We are currently in discussions with the Italian Forest Service regarding contract extensions or renewal opportunities. However, we may not be successful in extending or renewing these agreements.

Aircraft Manufacturing and Maintenance, Repair, and Overhaul ("Manufacturing / MRO")

        Through our Manufacturing / MRO segment, we manufacture new components on a contract basis, provide customers with Federal Aviation Administration ("FAA"), European Aviation Safety Agency ("EASA"), and Agência Nacional de Aviação Civil ("ANAC") certified MRO services in our AS9100-certified facility, and remanufacture Aircranes from existing airframes. The MRO process includes the disassembly, cleaning, inspection, repair, and reassembly of airframes, engines, components, and accessories, as well as the testing of complete engines and components. We perform major maintenance, repair, and overhaul on our own Aircranes, and we continue to provide parts and major maintenance and overhaul services to each aircraft we have sold. We also offer CPH contracts in which we provide all parts and service for a customer's aircraft at a fixed hourly rate, increasing our customers' ability to predict and manage their maintenance costs. Our Manufacturing / MRO segment accounted for 10.7%, 9.3% and 10.6% of our 2012, 2011, and 2010 consolidated revenue, respectively.

        As the owner of the S-64 Type and Production Certificates, we have the exclusive authority and ability to remanufacture an Aircrane. We have remanufactured a total of 35 Aircranes for our own use and for sale to customers, and have sold one for domestic construction operations and eight for international firefighting operations. The sale of an Aircrane to an existing or potential Aerial Services customer may reduce future Aerial Services revenue opportunities with such customers or other third parties. In years when aircraft sales occur, they typically account for more than 10% of our consolidated revenues. We also build and remanufacture Aircranes for our own use as dictated by customer demand and currently own, operate, and maintain 18 Aircranes. All of our aircraft are remanufactured at our facility in Central Point, Oregon, enabling us to remanufacture an Aircrane to new specifications in approximately six to 14 months depending on specifications and lead times.

        We have extensive capabilities in new parts production of airframes, aircraft systems, and avionics components for a wide variety of rotary aircraft. Our highly skilled mechanics and technicians regularly manufacture airframe subassemblies and other sheet metal parts and have machining capabilities that include computer numerical control milling, grinding, and lathing. Our manufacturing operations can fabricate hard-to-locate parts, or even reverse engineer and reproduce parts that may no longer be available from traditional sources. We manufacture aluminum main and tail rotor blades and have partnered with original equipment manufacturers to design and manufacture composite main rotor blades that we believe will significantly improve the performance of our Aircranes.

        While we provide MRO services for our own Aircranes, we also continue to provide parts and major maintenance and overhaul services for every Aircrane we have sold. We perform similar operations on engines and other components for owners of other aircraft platforms. Our FAA-certificated repair station offers a full array of services from small repairs to extensive heavy airframe maintenance. Beyond the usual capabilities of a repair station, we have a team of engineers and resident Designated Engineering Representatives ("DER") to assist in repair salvages and modifications, as well as to address any engineering issues that arise during the maintenance process.

Competitive Strengths

        We believe we have certain competitive advantages in the heavy-lift helicopter market, including:

        Versatile Heavy-Lift Helicopter Solutions.    The versatility and high payload capacity of the Aircrane, its proprietary mission-specific accessories, and the skill of our pilots and crews make the Aircrane an attractive solution for a wide variety of aerial services. We believe our fleet of 18 owned and operating Aircranes is the largest commercial fleet of helicopters in the world capable of carrying loads of up to 25,000 pounds and that our role as the remanufacturer of the Aircrane, combined with our scale, service readiness, and comprehensive global support network, provides us with a leadership position in the heavy-lift helicopter industry.

        Vertically Integrated Business Model.    We offer a full spectrum of heavy-lift helicopter solutions, including the design, engineering, development, manufacturing, and testing of the Aircrane, as well as Aerial Services and MRO services. We believe our integrated business model reduces our costs, diversifies our revenue stream, and results in better products and services through close collaboration between our product engineers and our operations personnel.

        Established International Presence.    During our history, we have operated in 25 countries across five continents. Global operations allow us to maximize the use of our fleet for seasonal aerial services and position us to capitalize on opportunities in a broad range of geographies. We currently maintain a year-round presence in Canada, Italy, Malaysia, and Peru, and a seasonal presence in Australia and Greece.

        Proprietary Technologies and Continuous Innovation.    We have made numerous design improvements to the Aircrane and have developed a variety of innovative accessories for our Aerial Services, including a 2,650 gallon firefighting tank and snorkel refill system, a "heli-harvester" for aerial timber harvesting, and an anti-rotation device and hoist that facilitates precision heavy load placement. We continuously explore ways to deliver innovative solutions to our customers and to potential customers in new markets.

        Valuable Long-Term Customer Relationships and Contracts.    We believe that our established relationships with customers, some of whom have been customers for more than 20 years, allow us to effectively compete for and win new projects and contract renewals. Our long-term relationships help provide us with visibility with respect to our revenue, aircraft utilization, and scheduled usage patterns.

        Experienced and Growth-Oriented Management Team.    Within the last five years, we have added the five members of our senior management team, including our Chief Executive Officer, our Chief Financial Officer, our Vice President and Chief Marketing Officer, Vice President of Aerial Services, and our Vice President, General Counsel, and Corporate Secretary. Our senior management team has an average of more than 20 years of experience in the aviation industry and rotorcraft sector. This professional aerospace team provides us with deep domain knowledge, extensive operational and manufacturing expertise, and strong customer and business relationships.

The Commercial Heavy-lift Helicopter Industry

        The heavy-lift helicopter is a highly specialized aircraft which typically has an external load capacity greater than 10,000 pounds. This large external load capacity, combined with the helicopter's maneuverability, provides a solution in situations where ground-based or fixed-wing lifting solutions are not optimal. Heavy-lift helicopters are essential in numerous commercial applications, including firefighting, timber harvesting, infrastructure construction, and emergency response.

        The heavy-lift helicopter industry extends beyond the services and operations of the aircraft, and encompasses all manufacturing, after-market services, and crew training required to properly equip the aircraft to support the demands of government agencies and commercial customers.

Commercial Heavy-Lift Helicopter Alternatives

        The following table presents the most widely used commercial heavy-lift helicopters.

	S-64E/S-64F	CH-54A/ CH-54B(9)	S-61A/ S-61V(6)	Columbia 234 UT, 234 Combi / 234 Chinook(1)	Columbia 107(1)	KA-32(2)	MIL 26(7)
Manufacturer	Erickson	Sikorsky	Sikorsky	Boeing	Boeing	Kamov	MIL
Original Production	1962	1962	1959	1962	1964	1982	1977
Country of Origin	U.S.	U.S.	U.S.	U.S.	U.S.	Russia	Russia
Payload Capacity (lbs)	20,000/25,000	20,000/25,000	10,000/11,000	26,000/20,000	10,000	11,000	44,000
Range (nautical miles)	250/240	250/240	350/440	240/540	180	605	265
Speed (knots)	115/104	115/104	120/130	120	120	166	159
Primary Civilian Activities	—Firefighting	—Firefighting	—Firefighting	—Firefighting	—Firefighting	—Firefighting	—Firefighting
	—Timber	—Timber	—Timber	—Timber	—Timber	—Timber	—Construction
	Harvesting	Harvesting	Harvesting	Harvesting	Harvesting	Harvesting	—Passenger
	—Construction	—Construction	—Construction	—Construction	—Construction	—Construction	Transport
			—Passenger	—Passenger	—Passenger	—Passenger
			Transport	Transport	Transport	Transport
Operating Restrictions
Geographic	None	Country Specific	None	None	None	U.S. and Country	U.S. and Country
						Specific	Specific
Category(3)	Standard	Restricted	Depends on Configuration	Standard	Standard	Restricted	Restricted
Approximate Number in Operation	29(8)	12(8)	Unknown	6(4)(5)	12(4)	Unknown	Unknown

Note: External party data are based on internal estimates. All performance data are based on operations at sea level.

Sources:

(1)
Columbia Helicopters, www.colheli.com.

(2)
Kamov Helicopters, www.kamov.net.

(3)
Category restrictions include not being authorized to fly over populated areas, carry passengers, or operate in multiple countries.

(4)
PRWeb, www.prweb.com

(5)
Huffington Post, www.huffingtonpost.com

(6)
Siller Helicopters, www.sillerhelicopters.com

(7)
MIL Moscow helicopter plant, www.mi-helicopter.ru

(8)
See "Current S-64 and CH 54 Operations" below.

(9)
CH-54 aircraft have a similar frame and similar capabilities to the S-64, but, because they are military aircraft, they are limited in the U.S. in their allowed applications due to certification restrictions. Data was obtained from comparable S-64 aircraft within our fleet.

Current S-64 and CH-54 Operators

        The following table presents the current S-64 and CH-54 operators and the number of aircraft in operation.

	Standard	Restrictions for Use in U.S.(1)
	S-64E/S-64F	CH-54A/CH-54B	Total
Erickson Air-Crane	18	—	18
Corpo Forestale (Italy)	4	—	4
Korea Forest Service	4	—	4
Siller Brothers	2	1	3
Helicopter Transport Services	1	11	12

Approximate Number in Operation	29	12	41

Note: External party data are based on internal estimates

(1)
CH-54 aircraft have a similar frame and similar capabilities to the S-64, but, because they are military aircraft, they are limited in the U.S. in their allowed applications due to certification restrictions.

Commercial Heavy-Lift Helicopter Markets

        While heavy-lift helicopters have been used in a number of commercial applications, we believe that the key markets include firefighting, timber harvesting, infrastructure construction, and emergency response.

Aerial Firefighting

        Aerial firefighting can be one of the most efficient means of combating wildfires because of the speed, mobility, and large carrying capacity of certain aircraft. The types of aircraft used in aerial firefighting include heavy-lift rotary aircraft such as the Aircrane, as well as fixed-wing aircraft, including the Bombardier CL-215 and 415, the Lockheed Martin C-130, and the McDonnell Douglas DC-10.

        Aerial firefighting has a long and established history. In recent years fires have become increasingly destructive around the world. For example, fires in 2007 in Greece, in 2009 in Australia, and in 2010 in Israel had unprecedented impacts on land and property. However, fires are inherently unpredictable and are impacted by a number of factors outside of our control, such as weather, population deconcentration, government policies and resources, and human factors. Population deconcentration reflects both regional shifts in population and the increasing attractiveness of owning property for both seasonal recreation and full-time residency in areas adjacent to public land. According to the U.S. Department of Agriculture, Forest Service, North Central Research Station's report on wildland urban interface (WUI), population deconcentration has increased the amount of WUI, which has greatly complicated the mission of fire management in protecting communities at risk from wildfires. WUI creates an environment in which fire can move rapidly and readily, and threaten numerous buildings, homes, and people.

        We believe that fire seasons in some areas are growing more intense and lasting longer, a phenomenon which some climatologists ascribe to climate change. This is consistent with findings in the 2009 Quadrennial Fire Review ("QFR"), an integrated strategic assessment process conducted by the U.S. Fire Executive Council and other government agencies to evaluate the future environment of fire management, which reports climate change will continue to result in a greater probability of longer fire seasons in various regions in the U.S. Over the past five years, longer and drier summers in the U.S.

have contributed to an increase in the number and severity of fires annually. The QFR suggests that fire mitigation efforts must address potentially 10-12 million annual wildfire acres in the U.S. alone in the coming decade, up from the previous 2005 estimate of 8-10 million annual wildfire acres.

        We believe that if fire seasons in the U.S. and other parts of the world intensify and lengthen, government agencies may require more firefighting resources for longer periods of time, which we believe may benefit heavy-lift service providers. This increased demand for firefighting services may also ultimately drive some users to transition from leasing aircraft to owning them.

Timber Harvesting

        Heavy-lift helicopters are used in timber harvesting to remove cut trees from forests, lifting them on cables attached to the aircraft. Due to helicopters' relatively high operational costs, companies use heavy-lift helicopters to harvest primarily high-value timber used in high-grade wood products such as furniture and flooring. Aerial timber harvesting is well suited for accessing high-grade timber where challenging terrain or environmental concerns limit the possibility of building access roads.

        Tropical timber species in particular can carry premiums large enough to justify aerial timber harvesting when more common harvesting methods are not economically, environmentally, or politically acceptable. Tropical species are often found in dense forests which are difficult to access and where the cost of building roads can be prohibitive. In addition, local governments are increasingly facing environmental pressures and have begun limiting, and in some cases forbidding, the use of access roads in order to protect and preserve forest lands. We believe the tropical forests of Malaysia and Indonesia present significant near-term opportunities for aerial timber harvesting, and think there are additional opportunities in South America and Southeast Asia.

        In addition to tropical forestlands, a number of countries have high-value timber in mountainous and difficult-to-reach locations, where aerial timber harvesting is a highly attractive alternative, including regions of North America, Europe, and South America. North America, in particular, remains an attractive market for aerial timber harvesting. The demand for sawlogs, or softwood that typically carries a significant premium over pulpwood logs, remains strong and is expected to grow. We believe demand for our timber harvesting services in North America is correlated to estimated home starts in the U.S.

        Growing environmental awareness is a factor driving the use of aerial timber harvesting solutions. Consumer demand for more socially responsible businesses helped third-party forest certification emerge in the 1990s as a tool for communicating the environmental and social performance of forest operations. As of January 2013, more than 170 million hectares of forest in 80 countries have received Forest Stewardship Council ("FSC") certification. Approximately 43 percent of these certifications are located in Europe, 41 percent in North America, seven percent in South America and Caribbean, five percent in Asia and Oceania, and four percent in Africa. Timber logged from certified forests is often more expensive and must be harvested in a sustainable manner, yielding growth opportunities for aerial timber harvesting as environmentally friendly forest resource management continues to grow in importance.

Infrastructure Construction

        Heavy-lift helicopters are used in a variety of infrastructure construction projects, including oil and gas pipeline construction, transmission and utility grid construction, wind turbine construction, and offshore oil-development work. Additionally, heavy-lift helicopters are used in construction projects such as building construction, HVAC unit placement, ski lift construction, and mine conveyor belt construction. Aerial services are often the most efficient means to accomplish heavy-lift project goals.

        We believe growth prospects exist on a global basis, as infrastructure development opportunities arise in both developing and developed countries for power, oil and gas pipeline, and telecommunications construction. Throughout the world's developing economies, population growth, globalization, international trade, and reliance on technology have encouraged governments to accelerate various infrastructure development projects. We expect government agencies and private businesses to increase the number of power, oil and gas pipeline, and telecommunications construction projects in order to develop each of these sectors.

Building Construction and Specialized Heavy-Lift Projects

        Heavy-lift helicopters have a diverse range of construction and specialized heavy-lift applications, including the lifting of HVAC systems to building rooftops, the placement of mining conveyor systems over challenging terrain, and the assembly of ski lifts. Heavy-lift helicopters have also been used for projects such as the development of a NASA platform for astronaut training, the transportation of the 15,000-pound "Statue of Freedom" from the U.S. Capitol for restoration, and the movement of snow to Cypress Mountain in British Columbia for the 2010 Winter Olympics. We believe additional opportunities exist in the construction of high-rise buildings (e.g., lifting building materials and installing/removing construction cranes) and the construction of isolated structures such as bridges, tunnels, and ports. Heavy-lift helicopters are frequently used in building construction and specialized heavy-lift projects because they offer highly efficient and safe solutions and provide access to challenging terrain.

Energy Transmission and Distribution

        Heavy-lift helicopters are also used to support electric transmission line construction, allowing utilities and construction services firms to install infrastructure in remote or hard-to-access locations where traditional access methods may be too costly or impossible. Additionally, heavy-lift helicopters allow utilities to construct large lines faster and with minimal environmental impact, an increasing concern for asset owners.

        Significant infrastructure construction and other heavy-lift opportunities exist in mature economies as well. According to the American Society of Civil Engineers, the U.S. electric power grid and associated infrastructure is aging, overloaded, and in need of maintenance, upgrade, and expansion. The American Recovery and Reinvestment Act of 2009 ("ARRA") dedicated more than $90.0 billion in government investment and tax incentives to lay the foundation for a clean energy economy, including grid modernization, renewable generation, and energy efficiency.

Alternative Energy

        The global wind power market grew in 2011, bolstered by the approval of the second Kyoto Protocol and promises of strong policy support such as the U.S. Government's Production Tax Credit ("PTC"). The U.S and China accounted for 60.0% of the world's new wind turbine installation capacity in 2011 according to the Global Wind Energy Council. We believe heavy-lift helicopters have the ability to play an important role in the construction of wind turbines, particularly in the delivery and installation of turbine blades.

Oil and Gas Pipeline Development

        We expect heavy-lift helicopters to play a significant role in the continued development of global oil and gas pipelines. Continued global demand for natural gas, crude oil, and petroleum products, coupled with production of gas and oil moving to more remote areas, drives the need for constant pipeline expansion. According to Pipeline and Gas Journal, January 2013 Volume 240 No. 1, an additional 117,000 kilometers of pipeline are expected to be developed by 2015, driven by significant increases in global consumption of natural gas and crude oil. We believe significant regional opportunities exist around the world for pipeline development, as new projects come on-line in the next few years.

After-Market Support

        After-market support is an important element of the heavy-lift helicopter industry and includes Cost-Per-Hour ("CPH") agreements; maintenance, repair and overhaul ("MRO") services; specialized educational and training services; and the development of customized aircraft components and tools. CPH involves an original equipment manufacturer ("OEM") providing a full suite of parts and services (e.g., replacement parts, spare parts replenishment, scheduled and unscheduled engine maintenance) to the aircraft it manufactures for a fixed CPH of utilization over a specified time period. The option provides a level of reliability and cost certainty for customers. It also allows OEMs to deepen their relationships with users, monitor the performance of their aircraft, and generate additional contracted revenue.

        MRO business performance is directly correlated to the number of aircraft in service and the number of hours those aircraft are flown. In order to provide MRO services—including major and minor maintenance, modifications, refurbishment, and repairs of aircraft airframes, engines and parts—a provider must be licensed by the FAA in the U.S., EASA in Europe, and ANAC in Brazil. Crew training and education are additional after-market services for the heavy-lift helicopter industry. Typical training requires a combination of ground school and flight training, and in some cases, the use of flight simulators. Training may also include maintenance and type training, as well as annual FAA certification courses. Heavy-lift helicopter pilots are required to log a minimum number of flight hours each year and must keep current on all industry certifications.

Products and Services

        Our Aircrane is a versatile and powerful precision heavy-lift helicopter with lift capacity of up to 25,000 pounds. The Aircrane is the only commercial aircraft built specifically as a flying crane, in contrast to those with fuselages built for internal loads. The Aircrane's unique design allows us to perform a wide variety of critical services, including firefighting, timber harvesting, and infrastructure construction. The Aircrane is the only helicopter in the world with a rear load-facing pilot station that provides an unobstructed view and complete control of the load being placed. We believe the aircraft's inherent versatility, large payload capacity, and precision placement capabilities provide us with competitive advantages and support our position as a leading provider of heavy-lift helicopter solutions worldwide.

        The table below highlights the specifications of our two Aircrane models:

Specification	S-64E	S-64F
Power Plant	2 Pratt & Whitney JFTD12A-4A	2 Pratt & Whitney JFTD12A-5A
Shaft HP	4,500 per engine, 9,000 total	4,800 per engine, 9,600 total
Gross Weight (Max.)	42,000 pounds	47,000 pounds
Empty Weight	20,200 pounds average	20,400 pounds average
Payload Capacity	20,000 pounds	25,000 pounds
Max Cruise Speed	115 knots = 132 miles per hour	104 knots = 119 miles per hour

        The Aircrane was originally manufactured by Sikorsky Aircraft Corporation. We purchased the S-64 Type Certificate from Sikorsky in 1992 and have since developed and certified numerous modifications and improvements to the original design, which have significantly enhanced the Aircrane's versatility and precision heavy-lift capabilities. In addition, we are committed to continuous innovation and the allocation of resources to the design, engineering, and development of new and improved Aircrane tools and accessories. Components such as the anti-rotation device and hoist, hydraulic grapple, and high-volume fire tank and snorkel enhance the Aircrane's ability to perform effectively and cost-efficiently. As we continue to enter new markets we will continue to design and develop products as needed.

Research and Development

        Our research and development efforts have been critical to our success, and we dedicate significant resources to improving our aircraft's performance and developing new applications and products. We spent approximately $4.7 million, $4.8 million, and $6.4 million on research and development in 2012, 2011, and 2010, respectively. We have recently completed several new product applications and aircraft accessories and have others under development, including our composite main rotor blades, with respect to which the detailed design is complete and manufacturing tooling is fabricated, and prototype blades have been fabricated.

        We believe innovative new products and capabilities enhance the reliability and versatility of our aircraft in existing and new markets, enabling us to expand our markets, increase our customer base, and capture additional market share.

Backlog

        Backlog represents the amount of revenue that we expect to derive from signed contracts, including oral contracts that have been subsequently memorialized in writing, or customer extension options. Our backlog consists of contracts with a duration of six months or more. For contracts that include both a daily and an hourly rate component, only the daily component of revenue is included in backlog and an estimate of the expected hourly revenue is not included. For contracts that include a guaranteed number of hours, the value of the guaranteed hours is included in backlog. For CPH contracts, which depend on hours flown by our customers, we calculate the contribution to backlog based on contracted minimum hours. When a binding aircraft sale contract has been signed with a customer, the purchase price of the aircraft not included in current revenues is included in backlog. When we sign a contract giving a potential purchaser an option to purchase an aircraft which only becomes binding on a non-refundable payment of a material option fee, we do not include the purchase price of the aircraft in backlog until the non-refundable payment has been made and the contract is a binding purchase contract.

        Our backlog as of December 31, 2012 was $178.8 million, of which $69.6 million was attributable to signed contracts and $109.2 million was attributable to anticipated exercises of customer extension options. We had total backlog of $213.8 million as of December 31, 2011, of which $106.0 million was from signed contracts and $107.8 million was from anticipated exercises of customer extension options.

Sales and Marketing

        Sales and marketing assignments are allocated based on geography to regional managers who are responsible for generating qualified sales leads. Once a potential customer is qualified, the managers are supported by segment managers who provide subject matter expertise on our various products and services. We have retained consultants to assist us with new government contracting opportunities in the U.S. We also retain independent representatives in specific countries on a commission basis. Our independent representatives operate under contracts in which they pledge to act in full compliance with the Foreign Corrupt Practices Act and other applicable legislation.

        As a part of our sales effort, we may enter into agreements providing potential customers with an option to purchase an aircraft from future production. Such agreements can be structured as a purchase agreement which is not binding until a non-refundable deposit is paid. On payment of the negotiated option payment or non-refundable deposit, and on occasion negotiation of a more specific purchase agreement, the agreement becomes binding. Such agreements allow us to engage potential customers without committing the customer. We recognize revenue upon entering into a binding purchase commitment, upon receipt of a non-refundable deposit from the customer, and when all other revenue recognition criteria are met.

        Our marketing functions are principally directed at identifying and understanding geographic markets and developing new applications for our products and services. We are currently focused on potential energy applications for oil and gas exploration, transmission towers, and pipeline development in South America, Europe, North America, and Asia. In firefighting applications, we are focused on Southern Europe, South America, and Asia. We are pursuing timber harvesting applications in North America, Asia, and South America and construction applications in North America, Europe, the Middle East, South America, and Asia. In addition to our traditional operating markets, we are exploring various new product applications to enable us to enter new markets such as emergency response.

Significant Customers

        Each of the U.S. Forest Service and the Italian Ministry of Civil Protection accounted for 10% or more of our total net revenues in 2012, and we have existing contracts with each of these customers. We believe that we have good relationships with the U.S. Forest Service and the Italian Ministry of Civil Protection. Our contract to provide services to the Italian Ministry of Civil Protection expires in June 2013.

        The table below sets forth all customers that accounted for at least 10% of our total net revenues in 2012, 2011, or 2010:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
U.S. Forest Service	28.6%	27.2%	24.4%
Italian Ministry of Civil Protection	12.9%	15.9%	13.8%
Samling Global	3.2%	7.0%	12.3%
Hellenic Fire Brigade	—%	8.4%	11.0%

	44.7%	58.5%	61.5%

        In December 2011 and in June 2012, the U.S. Department of Agriculture awarded us National Exclusive Use Large Fire Support Helicopter Services contracts with the U.S. Forest Service. These contracts have a one-year term with a customer option for three one-year extensions. The contracts comprise eight awards for a total contract award of approximately $26.7 million annually. The agreement with the U.S. Forest Service represents a material portion of our backlog.

        In May 2012, we entered into a three year agreement with the NATO Maintenance and Supply Agency ("NAMSA"), pursuant to which we agreed to supply aerial firefighting services in Greece for the 2012 to 2014 firefighting seasons. Prior to the agreement with NAMSA we contracted directly with the Hellenic Fire Brigade to provide firefighting services for Greece. The contract has a three-year term with a customer option for two one-year extensions. The total contract award is approximately $8.9 million annually. NAMSA accounted for 6.8% of our total net revenues in 2012.

Intellectual Property

        Because we own the S-64 Type and Production Certificates, we are the only company authorized to remanufacture the Aircrane and manufacture OEM components for the Aircrane. In addition, our core technologies are protected through a combination of intellectual property rights, including trade secrets, patents, copyrights, and trademarks, as well as through contractual restrictions. We enter into confidentiality and inventions assignment agreements with our designers, engineers, consultants, and business partners, and we control access to and distribution of our proprietary information.

        We have patents related to our sea snorkel in the U.S., Canada, Korea, China, certain countries in Europe, and elsewhere. Our sea snorkel patents expire in the U.S. in 2021. We may file for additional patent protection as we deem appropriate to protect new products.

        We have registered the AIR CRANE word mark in the United States and we have registered the Erickson logo, featuring a design of an Aircrane. We have also registered the A.I.R.S. word mark in the United States. We have a pending trademark filing in the United States for the AIRCRANE INCIDENT RESPONSE SYSTEMS word mark.

Insurance and Risk Management

        We mitigate risk by maintaining hull and liability insurance on our aircraft covering us for loss of or damage to the aircraft and for the cost of defending against and paying any claims brought by others. We also insure the aircraft against war risk and related perils. In addition, we maintain insurance for other risks inherent in doing business, such as automobile liability, pollution liability, and workers' compensation coverage. In some instances, we are covered by indemnity agreements from our customers in lieu of, or in addition to, our insurance.

Competition

        We compete with several other heavy-lift helicopter operators in one or more of our markets. We believe our fleet of 18 owned and operating Aircranes is the largest commercial fleet of helicopters in the world capable of carrying loads of up to 25,000 pounds.

        The following table presents our primary competitors in the commercial heavy-lift market.

Competitor	Competitor's Services	Total Heavy-lift Helicopters Operated(1)
Helicopter Transport Services	• Aerial services and support to the petroleum, forestry, and mining industries; aerial fire suppression, aerial construction, air ambulance, electronic news gathering, executive transport, motion pictures	15	(2)
Columbia Helicopters	• Heavy-lift aerial services, including construction, oil rig moves, oil rig support, timber removal, firefighting, disaster recovery	18	(3)
	• Maintenance, overhaul, and repair services
Siller Brothers	• Aerial firefighting, construction, timber harvesting, hydroseeding	6	(4)
	• Maintenance, facility, and overhaul

Note: External party data are based on internal estimates.

(1)
For purposes of this chart, heavy-lift helicopters are defined as having an external load capacity of 10,000 pounds or more.

(2)
Consists of 11 CH-54A/B, one S-64E, and three S-61/N aircraft.

(3)
Consists of six Columbia 234 and 12 Columbia 107 aircraft.

(4)
Consists of two S-64E, one CH-54A, and three S-61/N aircraft.

        In a more general sense, we compete with other airborne solutions, including fixed-wing firefighting operators, and with a variety of ground-based alternatives. Competition is generally on the basis of appropriateness of the solution, cost, reliability, and environmental impact. For some missions, such as the transportation of the "Statue of Freedom" from the U.S. Capitol or other precision placement of heavy loads, the Aircrane's precision and heavy-lift capabilities often make it the preferred choice. For other missions, such as firefighting, the Aircrane competes against other aircraft and ground-based solutions and is often one in an array of resources used by a customer.

        On a platform basis, we believe our closest competitor is the Columbia 234 "Chinook" helicopter, the Type Certificate for which is owned by Columbia Helicopters. A number of military helicopters could, if made available for civilian use, be deployed in operations similar to those that we undertake and have significantly greater lift capacity and range.

Seasonality

        Our Aerial Services operations are seasonal and tend to peak in June through October and tend to be at a low point in January through April. As a result of this seasonality, we have historically generated higher revenue in our third quarter as compared to other quarters, and received the majority of our cash flows in the second half of the calendar year.

Employees and Training

        We employ approximately 700 employees, of whom approximately 500 are located in Oregon, primarily at our Central Point facilities and Portland headquarters. We employ approximately 100 pilots. We deploy crews, including pilots and maintenance personnel, on-site globally where we deploy our aircraft. Our employee base is generally stable and turnover is low. None of our employees is represented by a labor union. Approximately 10 pilots in Italy are covered by statutory employment protections.

        Our hiring policies dictate that pilots have a minimum of 1,500 hours of Pilot in Command helicopter time to be employed by us as a Second in Command pilot. The training process for these pilots to advance to Captain status is extensive and can take up to five years. Our Aircrane Captains have an average of over 10,000 hours of helicopter time, with extensive experience in fire and vertical reference missions.

        Our field mechanics are qualified to a number of levels of Return to Service ("RTS") on the Aircrane based on work experience and task qualification. All field mechanics must meet the requirements of the FAA-approved Repair Station Part 145 Training Program and minimum task qualifications as specified in Erickson's Standard Operating Procedure # 2005 before becoming qualified to sign off the aircraft. The task qualification process typically takes three to five years for an FAA-certificated mechanic to reach Full RTS. This process ensures that the individuals maintaining our fleet of Aircranes meet the high standards that have become associated with Erickson Air-Crane. In addition to the Limited and Full RTS qualifications, a number of our field mechanics hold other task qualifications in Non Destructive Testing, Pilot-Static Testing, and ATC Transponder Testing.

Regulation

        All aspects of our business are heavily regulated under federal, state, local, and foreign laws and regulations. These laws and regulations may require us to maintain and comply with a wide variety of certificates, permits, licenses, noise abatement standards, and other requirements. These regulatory agencies have the authority to modify, amend, suspend, or revoke the certificates, permits, and licenses granted to us for failure to comply with provisions of law or applicable regulations, and may impose civil or criminal penalties for violations of applicable rules and regulations.

        Federal Aviation Administration ("FAA") and Comparable Agencies.    Our aerial operations, aircraft manufacturing, and MRO are subject to complex aviation and transportation laws and regulations under which the United States Department of Transportation ("DOT"), principally through the FAA, exercises regulatory authority over certificate holders and persons that operate, manufacture, or repair aircraft. We are also subject to comparable regulation in several foreign countries with respect to our operations in those countries.

        The FAA and comparable foreign agencies, including the European Aviation Safety Agency and Agência Nacional de Aviação Civil, have jurisdiction over many aspects of our business, including:

  •
  The issuance of type certificates for the Aircrane;

  •
  Approval of major modifications to the Aircrane or its systems;

  •
  Approval of Aircrane accessories used in our operations, such as our sea snorkel and our anti-rotation device and hoist;

  •
  Promulgation and enforcement of rules governing the operation of aircraft generally and in connection with specific missions;

  •
  Promulgation and enforcement of rules governing the manufacture and repair of aircraft, aircraft systems, and aircraft components; and

  •
  Promulgation and enforcement of rules governing the qualification, training, and currency of pilots, flight crew, and repair and maintenance personnel.

        The FAA and comparable foreign authorities actively monitor compliance with these rules and conduct regular inspections and audits of our operations and facilities. A serious violation of any of these rules could result in the imposition of fines or penalties, the revocation of our type certificate or the suspension or revocation of our operating licenses. The aviation regulation agencies in various jurisdictions sometimes work in concert to avoid duplication of regulatory effort, but each agency has authority to impose and enforce its own regulations and conduct its own inspections with respect to operations within its jurisdiction.

        U.S. federal laws require that at least 75% of the voting securities of a domestic air carrier be owned or controlled by citizens of the U.S., and that its president and at least two-thirds of its directors and managing officers be U.S. citizens. We believe that these requirements do not apply to our operations. Nonetheless, out of caution and to allow for possible changes in our future operations, we have adopted governance practices to ensure our compliance with these provisions even if inapplicable. Our CEO and at least two-thirds of our directors and managing officers are U.S. citizens, and our certificate of incorporation and bylaws restrict voting of shares of our capital stock by non-U.S. citizens. Our bylaws provide that no shares of our capital stock may be voted by or at the direction of non-U.S. citizens unless such shares are registered on a separate stock record, which we refer to as the foreign stock record. Our bylaws further provide that the voting rights of the shares registered on the foreign stock record in the name of each foreign stockholder will be proportionally reduced so that the voting rights of the amount so registered are reduced if the amount registered would exceed the foreign ownership restrictions imposed by federal law.

        The FAA and comparable foreign agencies may adopt new regulations, directives, or orders that could require us to take additional compliance steps or result in the grounding of some of our aircraft or the suspension of certificates or licenses, which could increase our costs or result in a loss of revenues. New regulations could also restrict our operations or increase our operating costs.

        Environmental Regulations.    We are subject to increasingly stringent federal, state, local, and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management, and environmental cleanup. Future regulatory developments may require us to take additional action to maintain compliance with applicable laws. For example, future laws and regulations limiting the emission of greenhouse gasses could, among other things, require us to change our manufacturing processes, which may require us to make significant additional expenditures.

        Certain of our operations are also subject to the oversight of the Occupational Safety and Health Administration ("OSHA") concerning employee safety and health matters.

        Other Regulations.    Our operations in non-U.S. jurisdictions are subject to local governmental regulations that may limit foreign ownership of aviation companies. Because of these local regulations, we conduct some of our operations through entities in which local citizens own a majority interest and we hold a minority interest, or through local agents.

Safety

        We have company-wide safety, compliance and quality processes administered by a Safety & Compliance Department reporting directly to our Chief Executive Officer. In 2012, we received our fourth consecutive year of SHARP Certification from the Oregon OSHA. The SHARP Certification identifies companies that achieve a level of safety that far exceeds base compliance standards. We have had no environmental issues this year. As a result, we are exempt from several tests and permit requirements. We operate under a fully implemented Safety Management System ("SMS") which meets or exceeds FAA requirements. SMS is the global aviation gold standard for managing risk. We have a three segment online mandatory training program for our SMS. We added an accredited International Standard for Business Aircraft Operations ("IS-BAO") auditor to our staff in 2012. We anticipate that we will become IS-BAO certified in 2013. We received AS9100 Certification in May 2009. We successfully completed our annual AS9100 audit with no major findings in March 2012. In February 2012, we successfully completed an in-depth FAA/Flight Standards District Offices audit of our repair station resulting in zero findings. We have maintained zero findings on all FAA certificates (Manufacturing, Operations and Repair Station) through December 31, 2012. We completed external customer Aviation Safety audits in each of August 2012 and October 2012, with positive results from both audits.

Organizational Structure

        Some of our foreign operations are conducted through local subsidiaries and are structured to comply with local ownership laws and other requirements. Typically, we provide comprehensive lease services to our minority-owned subsidiaries under agreements which are cancelable by us; those subsidiaries in turn contract with foreign entities.

ITEM 1A.    RISK FACTORS

        Our business is subject to numerous risks. You should carefully consider the following risks factors described below and all other information contained in this annual report on Form 10-K. Any of these risks could harm our business, results of operations, and financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating result.

 Risks Related to Our Business

Our indebtedness and significant debt service obligations could adversely affect our financial condition and impair our ability to grow and operate our business.

        We are a highly leveraged company and, as a result, have significant debt service obligations. As of December 31, 2012, our total indebtedness, excluding letters of credit, was $97.9 million and we had maximum availability for borrowings under our revolving credit facility of approximately $43.0 million, of which $21.75 million was utilized to purchase an Aircraft on October 1, 2012. Our senior credit facilities mature on June 24, 2013 and are secured by liens on substantially all of our assets. Our substantial indebtedness could require us to dedicate a substantial portion of our cash flow from operations to debt payments, increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for or reacting to changes in our business and future business opportunities. If we are unable to repay or refinance our senior credit facilities with new credit facilities on favorable terms or at all, we may need to seek financing through the issuance of additional debt or equity securities. We may be unable to repay our senior credit facilities when due, to refinance the credit facilities on favorable terms or at all or obtain financing on favorable terms or at all, which would adversely affect our business, financial condition and results of operations and impair our ability to grow and operate our business.

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

        If our business does not perform as expected, including if we generate less than anticipated revenue from our Aerial Services operations or encounter significant unexpected costs, we may fail to comply with the financial covenants under our existing credit facilities. If we do not comply with our financial covenants and we do not obtain a waiver or amendment, our lenders may accelerate payment of all amounts outstanding which would immediately become due and payable, together with accrued interest. Any default may require us to seek additional capital or modifications to our credit facilities, which may not be available or which may be costly. Additionally, our suppliers may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. Any of these risks and uncertainties could have a material adverse effect on our business, financial position, results of operations, and cash flows.

If we are unable to repay or refinance our outstanding unsecured subordinated promissory notes at or prior to maturity, our business, financial condition, and results of operations may be adversely affected.

        As of December 31, 2012, the principal amount outstanding under our unsecured subordinated promissory notes, including accreted and unpaid interest, was $26.7 million, of which $12.9 million mature on June 30, 2015 and $13.8 million mature on June 30, 2016. At or prior to the maturity of the notes in 2015 and 2016, we will need to refinance the notes with additional indebtedness or repay them with cash from operations, which may include the sale of Aircranes, or the proceeds of future equity financings, none of which can be assured. We may be unable to obtain financing on favorable terms or at all, which could adversely affect our business, financial condition, and results of operations.

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

        As part of our business strategy, we may acquire businesses or specific assets, form joint ventures or strategic alliances, and divest operations. Whether we realize the anticipated benefits from these transactions depend, in part, upon the integration between the businesses or assets involved; the performance of the underlying products, capabilities, or technologies; whether we incur unknown or contingent liabilities, and the management of the transacted operations. We have had limited experience with such integrations, and difficulties in integrating the operations and personnel of any acquired companies could disrupt our business operations, divert management's time and attention and impair relationships with and risk the possible loss of key employees and customers of the acquired business. Accordingly, our financial results could be adversely affected by unanticipated performance issues, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance, and indemnifications. In addition, our cash from operations and borrowings available under our existing credit facility may not be sufficient to fund any acquisitions or strategic transactions we choose to make. As a result, in the event we engage in any acquisitions or strategic transactions we may need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. Consolidations of joint ventures could also impact our results of operations or financial position. Divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results

Our helicopter operations involve significant risks, which may result in hazards that may not be covered by our insurance or may increase the cost of our insurance.

        The operation of helicopters inherently involves a high degree of risk. Hazards such as aircraft accidents, mechanical failures, collisions, fire, and adverse weather may result in loss of life, serious injury to employees and other persons, damage to property, losses of equipment and revenues, and suspension or reduction of operations. The aerial services we provide and the missions we fly, which include firefighting and timber harvesting in confined spaces, can be hazardous. In addition, we ship our helicopters to various locations, which expose them to risks, including risks relating to piracy and inclement weather, when in transit. We maintain hull and liability insurance on our aircraft, which insures us against physical loss of, or damage to, our aircraft and against certain legal liabilities to others. In addition, we carry war risk, expropriation, confiscation, and nationalization insurance for our aircraft involved in international operations. In some instances, we are covered by indemnity agreements from our customers in lieu of, or in addition to, our insurance. In addition, we maintain product liability insurance for aircraft and aircraft components we manufacture. Our insurance will not cover any losses incurred pursuant to any performance provisions under agreements with our customers.

        Our insurance and indemnification arrangements may not cover all potential losses and are subject to deductibles, retentions, coverage limits, and coverage exceptions and, as a result, severe casualty losses or the expropriation or confiscation of significant assets could materially and adversely affect our financial condition or results of operations. The insured value of one of our aircraft is typically lower than its replacement cost, and our aircraft are not insured for loss of use. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The loss of an aircraft, which we believe would take us at least six months to replace, could negatively impact our operations.

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

        A significant portion of our operating revenue is dependent on actual flight hours, and a substantial portion of our direct costs is fixed. Flight hours could be negatively impacted by factors beyond our control and fluctuate depending on cyclical weather-related and seasonal limitations, which would affect our revenues and operations. In addition, our aircraft are not currently equipped to fly at night, reinforcing the seasonality of our business with more activity in the Northern Hemisphere during the summer months and less activity during the winter months. Poor visibility, high winds, and heavy precipitation can restrict the operation of helicopters and significantly reduce our flight hours. Reduced flight hours can have a material adverse effect on our business, financial condition, results of operations, and cash flows. We budget for our operations based on historical weather information, but worse than expected weather could materially affect our results of operations.

We depend on a small number of large customers for a significant portion of our revenues.

        We derive a significant amount of our revenue from a small number of major customers. In particular, for the years ended December 31, 2012, 2011, and 2010, 28.6%, 27.2%, and 24.4% of our revenues, respectively, were attributable to our contract with the U.S. Forest Service, 12.9%, 15.9%, and 13.8% of our revenues, respectively, were attributable to our contract with the Italian Ministry of Civil Protection, and 3.2%, 7.0%, and 12.3% of our revenues, respectively, were attributable to our contract with Samling Global.

        Several of our largest customers are governmental agencies or entities that may be subject to budget or other financial constraints. The economies of Greece and Italy in particular have been adversely affected by global financial pressures. In light of the ongoing European sovereign debt crisis, there are heightened risks associated with our future revenue attributable to, and our accounts receivable from, the Hellenic Fire Brigade, now contracted through NAMSA, and the Italian Ministry of Civil Protection. Should we lose one of our major customers for any reason, we may be unable to identify new opportunities sufficient to avoid a reduction in revenues and our business and financial condition could suffer.

        In addition, contracts with the majority of our significant customers are multi-year contracts; however, these contracts are periodically up for renewal or rebid. Renewal, or a successful rebid, is not guaranteed. Should we lose one of our major customers for any reason, we may be unable to identify new opportunities sufficient to avoid a reduction in our revenues and operating earnings, which would have a material adverse effect on our business, financial condition, results of operations, and cash flows. If one or more of these customers is disproportionately impacted by factors that affect its ability to pay us or to enter into new contracts, including general economic factors, our operations could be materially and adversely affected.

Some of our backlog may be deferred or may not be realized.

        Backlog represents the amount of revenue that we expect to derive from signed contracts, including oral contracts that have been subsequently memorialized in writing, or anticipated exercises of customer extension options. For contracts that include a guaranteed number of hours, the value of the guaranteed hours is included in backlog. For CPH contracts, which depend on hours flown by our customers, we calculate the contribution to backlog based on contracted minimum hours. When a binding aircraft sale contract has been signed with a customer, the purchase price of the aircraft not included in current revenues is included in backlog. When we sign a contract giving a potential purchaser an option to purchase an aircraft which only becomes binding on a non-refundable payment of a material option fee, we do not include the purchase price of the aircraft in backlog until the non-refundable payment has been made and the contract is a binding purchase contract. A customer may default on a purchase contract that has become binding, and we may not be able to convert sales contract backlog into revenue. We calculate the contribution to backlog for some timber harvesting contracts based on our estimate of the cubic meters of high grade timber we expect to deliver under the contract based on our experience. As a result, our estimates of backlog for some of our timber harvesting contracts could be affected by variables beyond our control and may not be entirely realized, if at all. In addition, given the nature of our customers and our industry, there is a risk that our backlog may not be fully realized in the future. Failure to realize sales from our existing or future backlog would negatively impact our financial results.

Some of our arrangements with customers are short-term, ad hoc, or "call when needed" and may not be renewed.

        We generate a large portion of our revenues from arrangements with customers with terms of less than six months, ad hoc arrangements, and "call when needed" contracts. In 2012, 2011, and 2010 for example, approximately 16%, 17%, and 24% of our revenues, respectively, were derived from such arrangements. There is a risk that customers may not continue to seek the same level of services from us as they have in the past or that they will not renew these arrangements or terminate them at short notice. Under "call when needed" contracts, we pre-negotiate rates for providing services that customers may request that we perform (but which we are not typically obligated to perform) depending on their needs. The rates we charge for these contingent services are higher than the rates under stand-by arrangements, and we attempt to schedule our aircraft to maximize our revenue from these types of contracts. The ultimate value we derive from such contracts is subject to factors beyond our control, such as the severity and duration of fire seasons. In the past, several of our larger contracts have not been renewed for reasons unrelated to our performance, such as the financial condition of our customers or their decision to move the services we provided to them in-house. If we are unable to reach any of these arrangements, we may be unable to replace these customers and our business and financial condition could suffer.

If an accident made an Aircrane unavailable to us, our business could suffer.

        As of December 31, 2012, we had 18 Aircranes employed in providing Aerial Services. An accident could make an Aircrane unavailable to us temporarily or permanently. A sale of an Aircrane that is part of our fleet would also reduce the number of Aircranes available to provide Aerial Services. The purchase price of a used Aircrane is generally lower than the purchase price of a remanufactured Aircrane. Although we would expect to be able to maintain the level of our operations if we sell an Aircrane from our fleet through more efficient scheduling of our fleet or by allocating Aircranes remanufactured in our plant and held in inventory to Aerial Services operations, we may not always have the ability to maintain our desired level of Aerial Services operations with a reduced fleet and our results of operations could be adversely affected.

Foreign, domestic, federal, and local government spending and mission priorities may change in a manner that materially and adversely affects our future revenues and limits our growth prospects.

        Our business depends upon continued government expenditures on programs that we support. These expenditures have not remained constant over time. Current foreign and domestic government spending levels on programs that we support may not be sustainable as a result of changes in government leadership, policies, or priorities. In addition, the economies of Greece and Italy in particular have been adversely affected by global financial pressures. In light of the ongoing European sovereign debt crisis, there are heightened risks associated with our accounts receivable from the Hellenic Fire Brigade and future revenue and accounts receivable from the Italian Ministry of Civil Protection. Additionally, our business, prospects, financial condition, or operating results could be materially harmed by the following:

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

        Additionally, aircraft and parts we manufacture for sale are subject to strict contractually established specifications using complex manufacturing processes. If we fail to meet the contractual requirements for a part, we may be subject to warranty costs to repair or replace the part itself and additional costs related to the investigation and inspection of non-complying parts. These costs are generally not insured. We establish warranty reserves that represent our estimate of the costs we expect to incur to fulfill our warranty requirements. We base our estimate for warranty reserves on our historical experience and other assumptions. If actual results materially differ from these estimates, our results of operations could be materially affected.

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

We are subject to FAA regulation and similar international regulation, and our failure to comply with these regulations, or the adoption of any new laws, policies, or regulations, may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        The aerial services business is heavily regulated by governmental entities in the United States and in other countries in which we operate. We operate in the United States under laws and regulations administered by the Department of Transportation, principally through the FAA. The FAA promulgates rules relating to the general operation of our aircraft, the process by which our aircraft are maintained, the components and systems that are installed in our aircraft, the qualification of our flight crews and maintenance personnel, and the specialized operations that we undertake, including the carrying of loads and the use of various chemicals. We are regularly inspected by FAA personnel to ensure compliance. Additionally, we are sometimes subject to government inquiries and investigations of our business due to, among other things, our business relationships with the U.S. Government and the heavily regulated nature of our industry. Compliance with these rules is complex and costly, and the failure to comply could result in the imposition of fines, the grounding of our aircraft, or other consequences detrimental to our operations and operating results. Our operations in other countries are similarly regulated under equivalent local laws and regulations.

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

Our business is affected by federal rules, regulations, and orders applicable to government contractors, and the award of government contracts may be challenged.

        Some of our services are sold under U.S. or foreign government contracts or subcontracts. In addition, governmental contracts typically require a competitive bid process, and the award of a contract may be subject to challenge by bid participants. From time to time, we are also subject to government inquiries and investigations of our business practices due to our participation in government programs. These inquiries and investigations are costly and consume internal resources. Violation of applicable government rules and regulations could result in civil liability, the cancellation or suspension of existing contracts, or the ineligibility for future contracts or subcontracts funded in whole or in part with federal funds, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

        Our contracts to remanufacture aircraft and major overhauls or components typically contain penalty provisions that require us to make payments to customers, or provide interim aerial services to them at no cost, if we are unable to timely deliver aircraft or components. Such contracts may also include a repurchase obligation by us if certain performance or other criteria are not met.

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

Failure to develop new technologies, and to adequately protect our intellectual property rights, could adversely affect our operations.

        Our success has resulted in part from our development of new applications for our aircraft, such as our fire tank and snorkel for firefighting services, and we believe our growth will continue to depend on the development of new products or applications. Competitors may develop similar applications for their aircraft, which would increase our competition in providing aerial services. In addition, our growth strategy depends, in part, on our ability to develop new products and applications. A number of factors, including FAA certifications, could result in our being unable to capitalize on the development costs for such products or applications. Not all of our products and applications have been, or may be, patented or otherwise legally protected. We rely upon intellectual property law, trade secret protection, and confidentiality and license agreements with our employees, clients, consultants, partners, and others to protect our new and existing intellectual property rights. Any of these parties may breach these agreements and we may not have adequate remedies for any specific breach. If we are not able to adequately protect the inventions and intellectual property we have developed, in the U.S. and in foreign countries, or if any of our trade secrets, know-how, or other technologies were to be disclosed to or independently developed by a competitor, our business, financial condition, and results of operations could be materially adversely affected.

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

        We purchase products from and supply products to businesses located outside of the United States. We also have significant operations outside the United States. For the years ended December 31, 2012, 2011, and 2010, approximately 53.3%, 55.8%, and 62.5% respectively, of our total revenues were attributable to operations in non-U.S. countries. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

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

  •
  significant receivables from international customers;

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

  •
  tariff and tax regulations including permanent establishment determinations by foreign governments;

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

Fuel shortages or fluctuations in the price of fuel could adversely affect our operations.

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

        Our manufacturing and testing processes depend on sophisticated and high-value equipment. Unexpected failures of this equipment could result in production delays, revenue loss, and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished product, and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or manmade events. While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing days or in shipping delays which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We operate from two principal facilities that we own in Central Point, Oregon. Our operations and general offices are located in an 88,548 square foot factory on an eight-acre site. We also operate a 50,000 square foot warehouse on a 40-acre site approximately four miles from our operations facility. In their current configuration, our facilities can support all of our current operations and the remanufacture of up to four aircraft per year.

        We lease approximately 7,300 square feet of headquarters office space in Portland, Oregon under a lease that expires in 2014. We lease office and hangar space for our foreign operations.

        Following is a summary of our principal properties as of December 31, 2012:

Location	Primary Function(s)	No . of Facilities	Owned or Leased
Central Point, Oregon	Warehouse and general operations facility	2	Owned
Portland, Oregon	Corporate headquarters	1	Leased
British Columbia, Canada	Aircrane services	1	Leased
Florence, Italy	Aircrane services	1	Leased
Sarawak, Malaysia	Aircrane services	1	Leased

        We believe our principal properties include facilities suitable and adequate for their intended purposes and we believe our existing properties will meet our operational needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        We are a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a party to any legal proceedings that management believes would have a material adverse effect on our business, financial position, results of operations, and cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

 PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS

        Our common stock began trading on the NASDAQ Global Market under the symbol "EAC" following our initial public offering in April 2012. Before then, there was no public market for our common stock. As of February 28, 2013, there were 3 holders of record of our common stock. A substantially greater number of holders of our stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Market:

2012	High	Low
Quarter ended December 31	$8.44	$6.90
Quarter ended September 30	$7.71	$5.35
Quarter ended June 30(1)	$8.50	$6.32

(1)
These prices represent the period from April 10, 2012, the date on which our common stock began trading on the NASDAQ Global Market, through June 30, 2012.

 STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative total stockholder return on our common stock from April 10, 2012 (the date of our initial public offering) to December 31, 2012, with the cumulative total returns of the NASDAQ Composite Index and the S&P 500 Index Aerospace and Defense Index over the same period. The comparison assumes $100 was invested on April 10, 2012, in shares of our common stock. The historical stock price performance shown on this graph is not necessarily indicative of future performance.

COMPARISON OF 8 MONTH CUMULATIVE TOTAL RETURN(1)
Among Erickson Air-Crane Inc., the NASDAQ Composite Index, the S&P 500 Index,
and the S&P Aerospace & Defense Index

(1)
$100 invested on 4/10/12 in stock or 3/31/12 in index, including reinvestment of dividends. Fiscal year ending December 31.

	Measurement Period (by month)
	4/10/12	4/12	5/12	6/12	7/12	8/12	9/12	10/12	11/12	12/12
Erickson Air-Crane, Incorporated	100.00	98.00	86.00	86.00	80.00	70.00	91.38	94.00	95.25	105.38
NASDAQ Composite	100.00	99.09	92.89	97.22	97.68	101.09	102.30	98.15	98.40	98.35
S&P 500	100.00	99.37	93.40	97.25	98.60	100.82	103.43	101.52	102.10	103.03
S&P Aerospace and Defense	100.00	100.00	92.64	96.00	95.96	98.38	98.46	99.96	102.31	104.63

DIVIDEND POLICY

        We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Instead, we currently anticipate that we will retain all of our future earnings, if any, to fund the operation and expansion of our business and to use as working capital and for other general corporate purposes. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. Our existing credit facility limits our ability to declare and pay dividends.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our summary consolidated financial and other data. We derived our summary consolidated financial and other data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010 from our audited consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K. We derived our summary consolidated financial and other data as of December 31, 2010, 2009, and 2008 and for the years ended December 31, 2009, and 2008 from our audited consolidated financial statements which are not included in this Form 10-K.

        Our summary consolidated financial and other data are not necessarily indicative of our future performance. The data provided in this table are only a summary and do not include all of the data contained in our financial statements. Accordingly, this table should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and related notes contained elsewhere in this Form 10-K and the sections of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(Dollars in thousands, except share and per share amounts)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Consolidated Statements of Comprehensive Income Data:
Net revenues:
Aerial services	$161,405	$138,637	$105,747	$113,603	$136,548
Manufacturing / MRO(1)	19,419	14,132	12,493	36,019	5,376

Total net revenues	$180,824	$152,769	$118,240	$149,622	$141,924
Cost of revenues:
Aerial services	109,623	93,566	81,353	76,855	96,750
Manufacturing / MRO	9,782	13,730	7,651	21,272	5,019

Total cost of revenues	119,405	107,296	89,004	98,127	101,769

Gross profit	61,419	45,473	29,236	51,495	40,155
Operating expenses:
General and administrative	17,232	13,023	14,105	14,877	14,010
Research and development	4,683	4,827	6,400	6,889	7,024
Selling and marketing	6,071	9,940	6,987	5,115	1,984
Restructuring charges	—	1,084	—	—	—

Total operating expenses	27,986	28,874	27,492	26,881	23,018

Operating income (loss)	33,433	16,599	1,744	24,614	17,137
Other income (expense):
Interest income	—	7	14	157	305
Interest expense	(6,990)	(9,157)	(4,879)	(6,163)	(7,070)
Loss on early extinguishment of debt	—	—	(2,265)	—	—
Other income (expense)(2)	(594)	3,885	(6,193)	(987)	5,962

Total other income (expense)	(7,584)	(5,265)	(13,323)	(6,993)	(803)
Net income (loss) before income taxes and noncontrolling interest	25,849	11,334	(11,579)	17,621	16,334
Income tax expense (benefit)(3)	10,213	(4,926)	(3,544)	5,330	6,000

Net income (loss)	15,636	16,260	(8,035)	12,291	10,334
Less: Net (income) loss related to noncontrolling interest	(406)	(390)	(216)	(239)	(230)

Net income (loss) attributable to Erickson Air-Crane Incorporated	15,230	15,870	(8,251)	12,052	10,104
Dividends on Series A Redeemable Preferred Stock(4)	2,795	9,151	7,925	6,806	5,877

Net income (loss) attributable to common stockholders	$12,435	$6,719	$(16,176)	$5,246	$4,227

Net income (loss)	$15,636	$16,260	$(8,035)	$12,291	$10,334
Other comprehensive income (loss):
Foreign currency translation adjustment	136	(402)	45	571	(540)

Comprehensive income (loss)	$15,772	$15,858	$(7,990)	$12,862	$9,794

Earnings (loss) per share attributable to common stockholders
Basic	$1.78	$6,718.57	$(16,176.47)	$5,246.00	$4,227.00

Diluted	$1.78	$6,718.57	$(16,176.47)	$5,246.00	$4,227.00

Weighted average shares outstanding
Basic	6,981,027	1,000	1,000	1,000	1,000

Diluted	6,981,027	1,000	1,000	1,000	1,000

(Dollars in thousands)	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,468	$268	$1,928	$3,536	$2,303
Aircranes, property, plant and equipment, net	81,108	56,629	70,708	44,829	46,998
Working capital(5)	(65,508)	5,560	(12,655)	31	(297)
Total assets	256,823	233,911	203,703	178,967	168,369
Total debt(6)	97,876	130,570	93,894	80,546	86,208
Series A Redeemable Preferred Stock(7)	—	66,161	57,010	49,085	42,279
Stockholders' equity:
Common stock	1	1	1	1	1
Total stockholders' equity	105,368	(9,145)	(15,598)	485	(4,454)

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Consolidated Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$28,158	$(20,723)	$(8,430)	$9,900	$(8,717)
Investing activities	(21,492)	(13,083)	(5,017)	(2,667)	546
Financing activities	(5,446)	32,759	11,057	(5,662)	2,111

(Dollars in thousands, except percentages)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Other Financial Data:
Gross margin %	34.0%	29.8%	24.7%	34.4%	28.3%
Operating margin %	18.5%	10.9%	1.5%	16.5%	12.1%
EBITDA (unaudited)(8)	$44,701	$28,269	$(1,482)	$28,742	$27,537
Bank EBITDA (unaudited)(9)	$44,228	$25,069	$11,859	$31,496	$23,048

(1)
Net revenues from Manufacturing / MRO reflect the sale of zero Aircranes in 2008, one Aircrane in 2009, and zero Aircranes in 2010, 2011, and 2012. The Aircrane sold in 2009 was repurchased by us in 2012.

(2)
Other income (expense) for the year ended December 31, 2008 includes a $4.3 million gain related to an insurance settlement with respect to an Aircrane accident; for the year ended December 31, 2010 includes $10.0 million in litigation settlement expenses and a net gain related to an aircraft accident in Malaysia of $6.3 million, after accounting for insurance proceeds; for the year ended December 31, 2011 includes $2.7 million of recognized income associated with the reversal of interest expense from a tax settlement; and for the year ended December 31, 2012 includes $0.8 million related to the removal of the Canadian Revenue Authority ("CRA") reserve that was included as an expense in 2010.

(3)
Income tax expense (benefit) for the year ended December 31, 2011 includes a tax benefit of $9.5 million in connection with a tax settlement.

(4)
Dividends on Series A Redeemable Preferred Stock are non-cash accruals. No dividends have been paid or will be paid to holders of Series A Redeemable Preferred Stock. The Series A Redeemable Preferred Stock and the Class A Common Stock were reclassified into 4,802,970 shares of a single class of common stock in conjunction with our initial public offering.

(5)
Working capital is calculated as our current assets less our current liabilities. Working capital for the year ended December 31, 2012 included $71.2 million of debt outstanding under our credit agreement classified as current debt due to the maturity date of our credit agreement of June 24, 2013.

(6)
Debt is comprised of amounts drawn under our revolving credit facility, our term loan, and our unsecured subordinated promissory notes. In June 2010, we replaced our former revolving credit facility and our former term loan with a new credit facility. As a result of the refinancing, we expensed $2.3 million, including the unamortized portion of the previously deferred financing costs and early termination fees.

(7)
Represents Series A Redeemable Preferred Stock which was converted to common stock in conjunction with our initial public offering.

(8)
We define EBITDA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, depreciation and amortization, and non-cash charges from awards to employees of equity interests.

(9)
We use an adjusted EBITDA ("Bank EBITDA") to monitor compliance with various financial covenants under our credit agreement. In addition to adjusting net income (loss) to exclude interest expense, net, provision for (benefit from) income taxes, and depreciation and amortization, Bank EBITDA also adjusts net income by excluding non-cash unrealized mark-to-market foreign exchange gains (losses), specified litigation expenses up to a maximum of $2.0 million for any 12-month period, certain management fees, gains from sale of equipment, non-cash charges arising from awards to employees relating to equity interests, non-cash charges relating to financings, initial public offering costs related to non-capitalized expenses up to a maximum of $2.0 million, certain fourth quarter 2010 charges up to $11.6 million and other unusual, extraordinary, non-recurring non-cash costs. For each calculation of Bank EBITDA made as of the end of the quarters ended June 30, September 30, and December 31, 2011, and March 31, 2012, Bank EBITDA also includes an amount equal to the $10.0 million in new unsecured subordinated promissory notes dated June 30, 2011, and any additional subordinated debt issued in connection with an equity cure under the credit agreement. Such amounts have been excluded from the table below for presentation purposes. Bank EBITDA also assists us in monitoring our ability to undertake key investing and financing functions such as making investments and incurring additional indebtedness, which may be prohibited by the covenants under our credit agreement unless we comply with certain financial ratios and tests.

        Bank EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with U.S. GAAP. Bank EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to revenue, net income (loss), cash flow, or any other performance measure derived in accordance with U.S. GAAP. Our presentation of Bank EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and to Bank EBITDA is provided below.

        The following table presents a reconciliation of net income (loss) to EBITDA and to Bank EBITDA for the periods indicated:

(Dollars in thousands)	Year Ended December 31, 2012		Year Ended December 31, 2011	Year Ended December 31, 2010		Year Ended December 31, 2009	Year Ended December 31, 2008
EBITDA and Bank EBITDA Reconciliation:
Net income (loss) attributable to Erickson Air-Crane Inc.	$15,230		$15,870	$(8,251)		$12,052	$10,104
Income expense, net	6,990		9,150	4,865		6,006	6,765
Tax expense (benefit)	10,213		(4,926)	(3,544)		5,330	6,000
Depreciation	8,976		7,300	4,745		4,378	3,863
Amortization of debt issuance costs	1,174		875	703		976	805
Non-cash charges from awards to employees of equity interests	2,118		—	—		—	—

EBITDA	$44,701		$28,269	$(1,482)		$28,742	$27,537

Non-cash unrealized mark-to-market foreign exchange gains (losses)	322		(1,819)	905		992	(1,071)
Interest related to tax contingencies	—		(2,745)	495		500	680
Management fees(1)	—		—	165		500	500
Loss on early extinguishment of debt	—		—	2,265		—	—
Litigation expense	—		1,390	2,000		1,430	—
Legal settlements	—		—	11,600		—	—
Other noncash (gains) losses	(795	)(5)	(26)	(4,089	)(2)	(668)	(4,598	)(4)

Bank EBITDA	$44,228		$25,069 (3)	$11,859		$31,496	$23,048

(1)
Fees paid to a previous stockholder pursuant to a management agreement that terminated in 2010.

(2)
Includes a $4.2 million net adjustment related to an Aircrane accident in 2010.

(3)
As part of the amendments to our credit agreement on June 30, 2011, the $10.0 million in new unsecured subordinated promissory notes are included, with limitation, as an addition to Bank EBITDA. Such amounts have been excluded from this table for presentation purposes.

(4)
Includes a $4.3 million gain from an insurance settlement with respect to an Aircrane accident in 2008.

(5)
Includes $0.8 million related to the removal of the CRA reserve that was included as an add back for the fourth quarter 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company. The following discussion and analysis should be read together with the selected consolidated financial data and our consolidated financial statements and notes thereto set forth in this Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements, as discussed more fully in Part I, "Item 1A. Risk Factors." This overview summarizes the MD&A, which includes the following sections:

  •
  Year in Review—highlights from 2012 outlining some of the major events that happened during the year and how they affected our financial performance

  •
  Overview of the Business—a review of our business and our business operating segments

  •
  Trends and Uncertainties—some of the known trends, demands, events, and uncertainties that had material effects on our results of operations for the three years presented in our consolidated financial statements or are reasonably likely to have material effects in the future

  •
  Results of Operations—an in-depth analysis of the results of our operations for the three years presented in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of comprehensive income. This section also includes financial and statistical data and forward-looking statements regarding our view of 2013

  •
  Liquidity and Capital Resources—an analysis of cash flows and sources and uses of cash

  •
  Contractual Obligations and Off-balance Sheet Arrangements—an overview of contractual obligations and off-balance-sheet arrangements outstanding as of December 31, 2012, including our expected contractual obligations payment schedule

  •
  Critical Accounting Policies and Estimates—critical accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts

YEAR IN REVIEW

Accomplishments in 2012

  •
  We experienced no aircraft accidents, maintained our Safety and Health Achievement Recognition Program (SHARP) certification, and maintained zero findings on all FAA certificates

  •
  We reported the highest Aerial Services revenue and operating profit in our history

  •
  We executed on our strategic growth strategy in South America with a full year of Aircrane operations in Peru

  •
  We signed a non-binding letter of intent to acquire a Brazilian oil and gas aerial services business from HRT Participações em Petróleo S.A ("HRT")

  •
  We expanded our fleet from 17 to 18 Aircranes

  •
  We completed our initial public offering in April 2012

Financial Highlights—2012 Compared to 2011

        Our revenue for 2012 was $180.8 million, or $28.1 million higher than 2011. This 18.4% increase was partially driven by several key contract additions, including additional firefighting contracts with the U.S. Forest Service and San Diego Gas & Electric, and a South American oil-and-gas construction contract with Repsol Exploración Peru S.A., Sucursal del Perti in Peru. We also benefitted from extremely active fire seasons in North America and Europe; we flew 635 more firefighting hours in 2012, an increase of 20.6% compared to 2011. In 2012, an Aircraft Purchase Agreement also terminated a preexisting CPH contract between us and San Diego Gas & Electric ("SDG&E"), which released us from our performance obligations under the contract. The early termination of the contract resulted in an acceleration of deferred revenue of $5.7 million and a decrease in cost of revenues for the reversal of the CPH reserve of $0.6 million, for a net approximate impact to gross profit of $6.3 million and an increase to net income of $3.8 million. Operating income was $33.4 million, an increase of $16.8 million as compared to $16.6 million in 2011, primarily driven by higher revenues. Net income attributable to Erickson Air-Crane for 2012 was $15.2 million, as compared to $15.9 million in 2011, a decrease of $0.6 million; the net income attributable to Erickson Air-Crane for 2011 benefitted from a $9.5 million settlement with the IRS.

        Our S-64 fleet utilization (calculated as the number of days on contract as a percentage of total available days) improved 100 bps from 64.7% in 2011 to 65.7% in 2012; also our average annual fleet size increased from 17.0 aircraft in 2011 to 17.3 aircraft in 2012 due to the purchase of an S-64 in the fourth quarter of 2012. Our focus on signing both long-term contracts and short-term construction jobs contributed significantly to improving fleet utilization while growing absolute fleet size.

        During 2012, we completed our initial public offering, which generated $31.5 million of net proceeds which were used to pay down indebtedness; additionally, we generated $5.4 million of free cash flows. We reduced our total debt by $32.7 million and ended 2012 with $43.0 million maximum borrowing availability under our credit facility.

Aircrane Fleet

        As of December 31, 2012, we owned and operated a fleet of 18 Aircranes. Aircrane fleet size is a major driver of our revenues. Throughout the course of any year we may remove Aircranes from service for maintenance or for sale, or add Aircranes to the fleet through our own production or through a purchase.

        The following table presents the changes in Aircranes employed in our fleet as of December 31, 2010, 2011, and 2012:

	Aircranes	Total Aircranes Employed
Aircranes employed in our fleet at December 31, 2010		17

Aircranes employed in our fleet at December 31, 2011		17

Aircranes transferred from inventory	1
Aircranes purchased	1
Aircranes removed from fleet for maintenance	(1)

Aircranes employed in our fleet at December 31, 2012		18

        At the end of 2011 we had 17 Aircranes in our fleet and we had two F-model Aircranes in the process of being remanufactured in our plant that were held in inventory. During the first quarter of 2012, we removed one E-model Aircrane from service for heavy maintenance, an activity which usually takes between three and six months to complete. During the second quarter of 2012, we completed the remanufacture of an F-model and transferred it to our fleet from inventory to meet demand for our services; at the same time, we decided to postpone the heavy maintenance on the E-model that began in the first quarter of 2012, and removed this Aircrane from our fleet by transferring its hull and components to inventory to provide parts and components support to the other Aircranes in our fleet. During the third quarter of 2012 our fleet size remained unchanged at 17 Aircranes. During the fourth quarter of 2012, we purchased an F-model Aircrane for use in our fleet, bringing the total in active service to 18. We had one Aircrane in the process of being remanufactured as of December 31, 2012 which was held in inventory and may be added to our fleet upon completion if we have a significant increase in aerial service demand.

        Aircrane Purchases.    On October 1, 2012, we entered into an Aircraft Purchase Agreement to purchase an S-64F Aircrane and Aircrane support parts from SDG&E for a total purchase price of $21.75 million. The total consideration was comprised of the following: $18.1 million for the Aircrane, $1.9 million for support parts and supplies, and Aircrane accessories, and $1.8 million for the relief of the liability associated with the CPH contract. As a result of this transaction, SDG&E's put option right under the original sales agreement was extinguished. Additionally, the agreement terminated a preexisting CPH contract between us and SDG&E, which released us from our performance obligations under the contract and resulted in an acceleration of deferred revenue of $5.7 million and a decrease in cost of revenues for the reversal of the CPH reserve of $0.6 million, for a net approximate impact to gross profit of $6.3 million, an increase to net income of $3.8 million, and an increase to basic and diluted earnings per share of $0.55 per share for 2012. The Aircrane was added to our fleet on October 1, 2012.

        Aircrane Sales.    We have not sold an Aircrane since 2009, when we sold an Aircrane to SDG&E which we repurchased from them in 2012. During 2012 we had two potential Aircrane sales that were not completed. An attempted sale to HRT was not accomplished, and we do not anticipate making an Aircrane sale to HRT in the foreseeable future. In February 2012, we entered into a non-binding letter of intent with Turk Hava Karumu ("THK"), a Turkish governmental aviation organization, pursuant to which THK expressed its intent to purchase one Aircrane prior to June 30, 2012. Discussions are ongoing with THK regarding alternatives to buying an Aircrane, including possible leases. However, THK may not decide to purchase or lease an Aircrane from us.

 OVERVIEW OF THE BUSINESS

        We specialize in the operation and remanufacture of the Aircrane, a versatile and powerful heavy-lift helicopter. The Aircrane has a lift capacity of up to 25,000 pounds and is the only commercial aircraft built specifically as a flying crane without a fuselage for internal load. The Aircrane is also the only commercial heavy-lift helicopter with a rear load-facing cockpit, combining an unobstructed view and complete aircraft control for precision lift and load placement capabilities. We conduct business primarily through two reportable segments: Aerial Services and Manufacturing/MRO.

        To support our Aerial Services segment, our engineering staff has developed enhanced mission-specific capabilities and modifications for the Aircrane that allow us to compete effectively and contribute to our market share. We typically lease our Aircranes to customers and provide associated crewing and maintenance services. Our pilots and mechanics are technical specialists with years of training. One of our offerings is to provide crewing for aircraft we have sold to various customers.

        We also provide aftermarket support and maintenance, repair and overhaul services for the Aircrane and other aircraft and remanufacture Aircranes and related components for sale to government and commercial customers. We refer to this segment of our business as Manufacturing / MRO. In 2012, our Aerial Services and Manufacturing / MRO segments generated revenues of $161.4 million and $19.4 million, respectively, and in 2011, our Aerial Services and Manufacturing / MRO segments generated revenues of $138.6 million and $14.1 million, respectively. In 2012, we had net income attributable to Erickson Air-Crane of $15.2 million, and in 2011, we had net income attributable to Erickson Air-Crane of $15.9 million.

        Through our Manufacturing / MRO segment we remanufacture Aircranes from existing airframes, manufacture new components on a contract basis, and provide customers with FAA, EASA, and ANAC certified MRO services in our AS9100 certified facility. AS9100 is a widely adopted and standardized quality management system for the aerospace industry. We also offer CPH contracts pursuant to which we provide components and expendable supplies for a customer's aircraft at a fixed cost per flight hour. We believe CPH contracts help our customers better predict and manage their maintenance costs.

        We manage our business using key operating indicators to measure our performance, balancing short-term results and strategic priorities.

Sales and Marketing

  •
  To maintain and strengthen our position in the Aerial Services market, we monitor revenue flight hours, aggregate revenues, and backlog revenues for firefighting, timber harvesting, construction and crewing contracts, and compare these against budgeted and forecasted targets to measure performance. We monitor our sales pipeline for each of these services, and maintain a master fleet schedule and attempt to maximize Aircrane utilization and revenues by minimizing our "white space," or Aircrane idle time.

  •
  To continue to build and develop our Manufacturing / MRO business, we focus on the number of bids and win-rate associated with bids for MRO and component manufacturing opportunities and on our aircraft sales pipeline, including the quality of our prospects. We compare revenues against budgeted and forecasted targets to measure performance.

Operations and Safety

  •
  A key operating measure used by management in evaluating each of our business segments is gross profit, which is calculated as revenues less cost of revenues. Our most significant cost of revenues are material (including raw materials and plant labor and overhead including related employee benefits, fuel, and labor). We closely monitor material costs and fuel costs measured on a per-flight-hour basis. We also measure the costs of crewing (our pilots and field mechanics)

    and related expenses such as travel and local contract-related expenses, and compare these metrics against budgeted and forecasted targets to measure performance. We target all contracts to have positive gross profit; however, due to the seasonality of our business, we often have unabsorbed costs in the first quarter and the fourth quarter which could lead to negative reported gross profit in these quarters.

  •
  We evaluate key corporate projects and research and development projects based on projected returns on investment. We monitor implementation and development schedules and costs and compare performance to budgeted amounts.

  •
  Safety is critical to the operation of our business, and we measure a variety of safety metrics including detail by ground and aerial operations and by mechanical and human factor related causes. We measure all metrics for both the current period and long-term trending, both in absolute terms and on a per-flight-hour basis.

Financial and Overall Performance Measures

  •
  We measure overall business performance according to five critical metrics: EBITDA, Bank EBITDA (see "—Bank EBITDA"), revenue growth, net income, and free cash flow.

  •
  Our key liquidity measures include revolver availability, receivables aging, capital investments, free cash flow and bank covenant compliance.

  •
  We annually update a five-year strategic plan encompassing expected results of operations and key growth opportunities. Our strategic planning process results in a complete set of forecasted financial statements, a critical action plan to achieve our strategic goals, and specific performance goals and measurements.

Our Operating Revenue

        Aerial Services.    Our Aerial Services revenue is derived primarily from contracts with government and commercial customers who use our services for firefighting, timber harvesting, infrastructure construction projects, and crewing services. Many of our contracts for Aerial Services are multi-year, and these contracts provide the majority of our current revenue backlog.

  •
  Firefighting Contracts.  We generally charge a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. We have both domestic and international contracts, which may be exclusive-use or call-when-needed in nature. Exclusive-use contracts denote that we are obligated to provide, and our customer is obligated to take and pay for, the use of our services. Call-when-needed contracts are contracts with pre-negotiated terms under which we may elect to provide services if requested.

  •
  Timber Harvesting Contracts.  We generally operate on either an hourly rate structure or a per cubic meter of high grade timber delivered basis. We serve a variety of private customers in North America and Asia.

  •
  Infrastructure Construction Contracts.  Our infrastructure construction operations vary from short-term construction jobs (generally one to five days in duration) to longer-term jobs (several months or years in duration) within the construction, energy transmission, and energy generation industries.

  •
  Crewing Services.  For customers who purchase an Aircrane but lack qualified operating personnel, we offer pilots and field maintenance crews on annual or multi-year contracts. We have contracts in place for crewing four of the nine aircraft we have sold since 2002.

        Manufacturing / MRO.    Our Manufacturing / MRO revenue is derived from the sale of aircraft components, from providing MRO and CPH services to various customers, and from the sale of Aircranes.

  •
  Component Part Sales.  We have an ongoing revenue stream from customers who own or operate either Aircranes or the military version CH-54s and require parts support for their helicopters. We are also pursuing aftermarket opportunities to develop component parts for other aircraft.

  •
  MRO Services.  Similar to component part sales, we have an ongoing revenue stream from customers who own or operate Aircranes, CH-54s, or other aircraft and need their aircraft components repaired or overhauled by a certified facility.

  •
  CPH Services.  For customers who desire better predictability and stability in their aircraft operating costs, we offer contracts in which we provide components and expendable supplies at a fixed cost per flight hour.

  •
  Aircrane Sales.  In our Central Point, Oregon facility we have the capability to remanufacture Aircranes on existing S-64 and CH-54 airframes, and this remains a core business competency. Customers who identify a year-round or otherwise critical application for an Aircrane may find it advantageous to own an Aircrane rather than leasing our fleet's services. We have sold nine Aircranes since 2002. While we continue to pursue Aircrane sales and will make sales strategically when opportunities arise, we do not rely on Aircrane sales as an essential part of our business planning.

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

        Other Income (Expense), Net.    Our other income (expense) consists primarily of the interest paid on outstanding indebtedness, realized/unrealized foreign exchange gains and losses, amortization of debt issuance costs, and interest and penalties related to tax contingencies, as well as certain other charges and income, such as legal settlements, gain and loss on the disposal of equipment, amortization and write-off of deferred financing fees, and insurance settlements. With regard to foreign exchange gains and losses, our operations in foreign countries are partially self-hedged, with the majority of our European, Canadian, Australian and Asian contracts having both revenues and local expenses paid in the local currency; in addition, some of our contracts provide for rate adjustments based on changes in currency exchange rates. For currency exposure that is not self-hedged, we sometimes enter into forward contracts to reduce our currency risk.

TRENDS AND UNCERTAINTIES AFFECTING OUR BUSINESS

        Effect of 2007 Acquisition.    We were acquired on September 27, 2007, in which the buyers acquired 100% of our outstanding common stock for $93.1 million, which amount included direct acquisition costs of $3.4 million. The acquisition was accounted for as a purchase in accordance with the Financial Accounting Standard Board's ("FASB") ASC No. 805, Business Combinations. As a result, we allocated the purchase price to the assets acquired and the liabilities assumed at the date of the acquisition based on their estimated fair value as of the closing date. The difference between the aggregate purchase price and the estimated fair value of the assets acquired and liabilities assumed was approximately $553.7 million. Our management determined that the fair value of the various assets acquired and liabilities assumed was $646.8 million on the date of acquisition and that, based in part on a valuation provided by an independent third party as required by U.S. GAAP in connection with such determination, the fair value of the 18 Aircranes in our fleet on the date of acquisition was $317.7 million. The negative goodwill was used to reduce the value of Aircranes and support parts and other property, plant and equipment. As a result of this adjustment, the cost of revenues in each of the successor periods included in this Form 10-K reflects the lower carrying value of our aircraft support parts that we have sold or used in our maintenance, repair, and overhaul operations. The aggregate effect of the purchase accounting adjustment with respect to our inventory was approximately $30.4 million from the date of acquisition through December 31, 2012. Based on our past experience and historical inventory usage patterns, we expect to largely realize the benefit of the approximately $13.0 million remaining fair value purchase accounting adjustment to aircraft support parts over the next three years as we sell and use our legacy inventory. Our legacy inventory consists of aircraft parts and components purchased over multiple years for which there is no liquid market; therefore, there is no guarantee that we will be able to purchase new inventory at the carrying values of our legacy inventory currently reflected on our balance sheet.

        Aircrane Sales.    A sale of an Aircrane has a material effect on our financial results, and Aircrane sales have been a dominant factor in fluctuations in our year-over-year results. Although we have focused our sales and marketing efforts on increasing Aircrane sales, sales are not guaranteed in a particular financial period or at all. In the five years comprising 2008 to 2012, we sold one Aircrane in 2009 to SDG&E, which we subsequently re-purchased from SDG&E in 2012. Since 2002, we have sold and delivered nine Aircranes.

        SDG&E held the right to exercise a put option that would have, if exercised, required us to repurchase on July 31, 2013 the S-64F Aircrane we sold to SDG&E in 2009. Additionally, we had the right to purchase at our option the Aircrane prior to the execution of the put option. On October 1, 2012, we entered into an Aircraft Purchase Agreement to purchase the S-64F Aircrane and Aircrane support parts from SDG&E for a total purchase price of $21.75 million. At the time of purchase, SDG&E's put option right under the original sales agreement was extinguished. Additionally, the agreement terminated a preexisting CPH contract between us and SDG&E, and released us from our performance obligations under the contract. The Aircrane was added to our fleet on October 1, 2012.

        We currently have 18 Aircranes that we employ in providing Aerial Services. The sale of an Aircrane to an existing or potential Aerial Services customer may reduce future Aerial Services revenues we may have received for services provided to such customers or other third parties. We would expect to maintain our level of operations through more efficient scheduling of our remaining fleet or by allocating Aircranes remanufactured in our plant to Aerial Services operations. However, we may not always have the ability to maintain our desired level of Aerial Services operations with a reduced fleet, which could reduce our ability to generate Aerial Services revenues.

        We expect to recognize revenue for our long-term construction contracts in the future using the percentage of completion method, when all required criteria are met. Revenue on contracts using the percentage of completion method is based on estimates, including estimated labor hours. Because the percentage of completion method requires management estimates of aggregate contract costs, changes in estimates between periods could affect our anticipated earnings.

        Credit Agreement Compliance and Refinancing Costs.    We are subject to financial covenants under our credit agreement. We were in compliance with our financial covenants at December 31, 2012 and December 31, 2011. Our ability to comply with the financial covenants under our credit agreement in 2013 is subject to various risks and uncertainties, and among other factors may be adversely affected by any of the following:

  •
  if our business does not perform as expected, including if we generate less than anticipated revenue from our Aerial Services operations or encounter significant unexpected costs;

  •
  if we fail to timely collect our receivables, including our receivables from our major customers;

  •
  if we fail to consummate our pending refinancing of our credit facility.

        If we fail to comply with the financial covenants under our credit agreement, we may incur additional costs that might adversely affect our financial condition, results of operations and cash flows. Such costs might include costs related to obtaining a waiver of any such non-compliance from our lenders. We cannot assure you that our lenders will agree to waive any such non-compliance.

        The senior credit facilities under our credit agreement mature on June 24, 2013. We intend to refinance our senior credit facilities with new credit facilities prior to such maturity. Such refinancing may cause us to incur significant costs, including costs related to the acceleration of amortizing debt issuance costs.

        On March 6, 2013, we received a binding commitment letter from a bank syndicate led by Wells Fargo Capital Finance, LLC regarding funding of an agreement which consists of up to $165.0 million in senior secured credit facilities. The commitment expires on April 15, 2013.

        Greece Receivable.    As of December 31, 2012, included within our accounts receivable balance was $5.8 million (€4.4 million) due from the Hellenic Fire Brigade for final payment of firefighting services performed in 2011. In 2012, the government of Greece communicated with us its belief that we had a permanent establishment in Greece for 2011 and 2010, which would require us to file Greek tax returns and pay related taxes. The Hellenic Fire Brigade is withholding payment to us until a resolution is made regarding our permanent establishment status. No formal tax assessments have been made, and we have asked the U.S. Competent Authority Office to assist us in settling the dispute. We anticipate that any Greek taxes we are compelled to pay will be allowed as a foreign tax credit on our U.S. tax return. For the year ended December 31, 2012, we recognized $0.8 million for potential interest and penalties associated with our uncertain tax position with Greece.

        Crewing Contract with Italian Forest Service.    We provide crewing services on a multi-year basis to the Italian Forest Service in respect of four Aircranes we previously sold to the Italian Forest Service. We also provide maintenance and CPH for parts to this customer. Our contracts to provide services to the Italian Forest Service expire in June 2013. We are currently in discussions with the Italian Forest Service regarding extension or renewal of these agreements. However, we may not be successful in extending or renewing these agreements.

        November 2011 Restructuring.    On November 2, 2011, we completed a company restructuring which included a reduction-in-force of 119 employees that affected both our Aerial Services and our Manufacturing / MRO segments. The restructuring was designed to ensure that we remain competitive in the markets we serve. However, as a result of the reduction-in-force, we may experience longer aircraft delivery lead times for future customers who wish to purchase Aircranes, which may delay the timing of our aircraft sales revenues in the future. In the event that we experience significantly increased customer demand to purchase our Aircranes, we anticipate being able to meet such demand by rapidly expanding our manufacturing capacity and related resources. However, such expansion may require us to incur significant costs.

        Seasonality.    Our Aerial Services operations in any given location are heavily seasonal and depend on prevailing weather conditions. Our flight hours are substantially reduced in winter or monsoon seasons. The global deployment of our helicopters and crews helps to limit the effect of seasonality, but our Aerial Services operations tend to peak in June through October and to be at a low point in January through April. Due to the seasonality of our business, we often have unabsorbed costs in the first quarter and the fourth quarter which could lead to negative reported gross profit in these quarters. We believe our new contracts in South America will help reduce the impact of seasonality on our business.

        Fluctuations in our Mix of Services.    We derive most of our total revenues from our Aerial Services business, which are composed of revenues from firefighting, timber harvesting, infrastructure construction, and crewing. The margins we make on these activities differ substantially and may vary from year to year, and the amount of our flight hours dedicated to these activities can also vary from year to year. For example, in 2012 we generated revenues per flight hour for firefighting and timber harvesting of approximately $22,000 and $7,000, respectively, compared to revenues per flight hour for firefighting and timber harvesting of $24,000 and $7,000 in 2011. Changes in the composition of our flight hours for any reason could impact our total revenues.

        Expenses Associated with Expansion.    As part of our business strategy, we may acquire businesses or specific assets or engage in other strategic transactions. Such transactions may result in expenses that impact our financial results, including expenses associated with attracting and retaining qualified talent and to finance our expansion.

 RESULTS OF OPERATIONS

2012 Compared to 2011

        The following table presents our consolidated operating results for the year ended December 31, 2012 compared to the year ended December 31, 2011:

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues		Year Ended December 31, 2011	% of Revenues		Change	% Change
Net revenues:
Aerial Services	$161,405	89.3		$138,637	90.7		$22,768	16.4
Manufacturing / MRO	19,419	10.7		14,132	9.3		5,287	37.4

Total revenues	180,824	100.0		152,769	100.0		28,055	18.4
Cost of revenues:
Aerial Services	109,623	67.9	(1)	93,566	67.5	(1)	16,057	17.2
Manufacturing / MRO	9,782	50.4	(1)	13,730	97.2	(1)	(3,948)	(28.8)

Total cost of revenues	119,405	66.0		107,296	70.2		12,109	11.3

Gross profit
Aerial Services	51,782	32.1	(1)	45,071	32.5	(1)	6,711	14.9
Manufacturing / MRO	9,637	49.6	(1)	402	2.8	(1)	9,235	NM (2)

Total gross profit	61,419	34.0		45,473	29.8		15,946	35.1
Operating expenses:
General and administrative	17,232	9.5		13,023	8.5		4,209	32.3
Research and development	4,683	2.6		4,827	3.2		(144)	(3.0)
Selling and marketing	6,071	3.4		9,940	6.5		(3,869)	(38.9)
Restructuring charges	—	—		1,084	0.7		(1,084)	(100.0)

Total operating expenses	27,986	15.5		28,874	18.9		(888)	(3.1)

Income (loss) from operations	33,433	18.5		16,599	10.9		16,834	101.4
Other income (expense), net:
Interest expense, net	(6,990)	(3.9)		(9,150)	(6.0)		2,160	(23.6)
Other income (expense), net	(594)	(0.3)		3,885	2.5		(4,479)	(115.3)

Total other income (expense)	(7,584)	(4.2)		(5,265)	(3.4)		(2,319)	44.0

Net income (loss) before income taxes and noncontrolling interest	25,849	14.3		11,334	7.4		14,515	128.1
Income tax expense (benefit)	10,213	5.6		(4,926)	(3.2)		15,139	NM (2)

Net income (loss)	15,636	8.6		16,260	10.6		(624)	(3.8)
Less: Net (income) loss related to noncontrolling interest	(406)	(0.2)		(390)	(0.3)		(16)	4.1

Net income (loss) attributable to Erickson Air-Crane Incorporated	15,230	8.4		15,870	10.4		(640)	(4.0)
Dividends on Series A Redeemable Preferred Stock	2,795	1.5		9,151	6.0		(6,356)	(69.5)

Net income (loss) attributable to common stockholders	$12,435	6.9		$6,719	4.4		$5,716	85.1

(1)
Percentage of net revenues of segment.

(2)
We use the abbreviation "NM" throughout this Form 10-K to refer to changes that are not meaningful.

Revenues

        Consolidated revenues increased by $28.1 million, or 18.4%, to $180.8 million in 2012 from $152.8 million in 2011. The increase in revenues was attributable to a $22.8 million increase in Aerial Services revenues and a $5.3 million increase in Manufacturing / MRO revenues compared to 2011.

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues	Year Ended December 31, 2011	% of Revenues	Change	% Change
Net revenues:
Aerial Services	$161,405	89.3	$138,637	90.7	$22,768	16.4
Manufacturing / MRO	19,419	10.7	14,132	9.3	5,287	37.4

Total revenues	$180,824	100.0	$152,769	100.0	$28,055	18.4

        Aerial Services.    Aerial Services revenues increased by $22.8 million, or 16.4%, to $161.4 million in 2012 from $138.6 million in 2011. This increase was primarily due to an 18.9% increase in revenue flight hours for Aerial Services during 2012 to 12,075 hours from 10,152 hours in 2011, partially offset by a shift in the mix of services provided.

        The following are our revenues and revenue flight hours by type of service for 2012 and 2011:

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Change	% Change
Aerial Services Revenues:
Firefighting	$82,211	$72,939	$9,272	12.7
Timber Harvesting	32,039	31,684	355	1.1
Infrastructure Construction	28,357	14,459	13,898	96.1
Crewing	18,798	19,555	(757)	(3.9)

Total Aerial Services revenues	$161,405	$138,637	$22,768	16.4

	Year Ended December 31, 2012	Year Ended December 31, 2011	Change	% Change
Aerial Services Revenue Flight Hours:
Firefighting	3,723	3,088	635	20.6
Timber Harvesting	4,465	4,585	(120)	(2.6)
Infrastructure Construction	2,337	961	1,376	143.2
Crewing	1,550	1,518	32	2.1

Total Aerial Services revenue flight hours	12,075	10,152	1,923	18.9

  •
  Firefighting revenues increased by $9.3 million, or 12.7%, to $82.2 million in 2012 from $72.9 million in 2011. This increase was primarily due to an increase in firefighting revenues in North America of $9.6 million, partially offset by a decrease in Greece of $0.5 million compared to 2011. North America experienced one of the most severe seasons of U.S. wildfire activity in the last decade, according to the National Interagency Fire Center, increasing 5.7% in 2012 as compared to 2011 (measured in acres of wildfire burned).

  •
  Timber Harvesting revenues increased by $0.4 million, or 1.1%, to $32.0 million in 2012 from $31.7 million in 2011. This increase was primarily due to increased revenues of $5.0 million in North America, partially offset by a $4.7 million decrease in Malaysia as compared to 2011. We believe our North American flight activity is highly correlated to U.S. housing starts which, according to the National Association of Home Builders, experienced a 15.0% increase in 2012 as compared to 2011. The decline in Malaysian revenues was driven by contract and credit issues with one of our Malaysian customers. We began requiring prepayment from this customer for timber harvesting services in 2012.

  •
  Infrastructure Construction revenues increased by $13.9 million, or 96.1%, to $28.4 million in 2012 from $14.5 million in 2011. This increase was primarily due to increased revenues in South America construction of $9.9 million coupled with increased revenues in North America construction of $4.7 million as compared to 2011. We flew for a full year on our Repsol contract in Peru in 2012 and only a partial year during 2011, and experienced strong demand in North America for powerline construction, flying for new customers as well as assisting SDG&E in the completion of its Sunrise Powerlink project.

  •
  Crewing revenues decreased by $0.8 million, or 3.9%, to $18.8 million in 2012 from $19.6 million in 2011. This decrease was primarily due to our crewing contract with San Diego Gas & Electric, which ended during the third quarter of 2012, partially offset by increased flight activity with our Italian customer.

        Manufacturing / MRO.    Manufacturing / MRO revenue increased by $5.3 million, or 37.4%, to $19.4 million in 2012 from $14.1 million in 2011. This increase was primarily due to the acceleration of deferred revenue of $5.7 million associated with the repurchase of the SDG&E aircraft. Our CPH contract with SDG&E ended on October 1, 2012 when we repurchased the aircraft from our customer.

Gross Profit

        Consolidated gross profit increased by $15.9 million, or 35.1%, to $61.4 million in 2012 from $45.5 million in 2011. The increase was attributable to an increase in Aerial Services gross profit of $6.7 million and an increase Manufacturing / MRO of $9.2 million in 2012 compared to 2011.

(Dollars in thousands)	Year Ended December 31, 2012	% of Related Revenues	Year Ended December 31, 2011	% of Related Revenues	Change	% Change
Gross profit
Aerial Services	$51,782	32.1	$45,071	32.5	$6,711	14.9
Manufacturing / MRO	9,637	49.6	402	2.8	9,235	NM

Total gross profit	$61,419	34.0	$45,473	29.8	$15,946	35.1

        Aerial Services.    Aerial Services gross profit increased by $6.7 million, or 14.9%, to $51.8 million in 2012 from $45.1 million in 2011. Gross profit margin was 32.1% in 2012 compared to 32.5% in 2011. The revenue increase of $22.8 million for 2012 compared to 2011 was the primary reason for the gross profit improvement. While many of the costs of Aerial Services revenues are fixed in nature and the increase in flight hour revenues directly benefitted our operating margins, these benefits were partially offset by costs associated with transporting our aircraft by sea from Greece to Australia, and increased pilot and field maintenance costs associated with the growth of our fleet from 17 to 18 Aircranes.

        Manufacturing / MRO.    Manufacturing / MRO gross profit increased by $9.2 million to $9.6 million in 2012 compared to $0.4 million in 2011, primarily due to the acceleration of deferred revenue of $5.7 million associated with the repurchase of the S-64F Aircrane and Aircrane support parts from SDG&E and lower unabsorbed plant costs in 2012 as compared to 2011, as a reduction in force lead to significant unabsorbed variances in the fourth quarter of 2011.

Operating Expenses

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues	Year Ended December 31, 2011	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$17,232	9.5	$13,023	8.5	$4,209	32.3
Research and development	4,683	2.6	4,827	3.2	(144)	(3.0)
Selling and marketing	6,071	3.4	9,940	6.5	(3,869)	(38.9)
Restructuring charges	—	—	1,084	0.7	(1,084)	(100.0)

Total operating expenses	27,986	15.5	28,874	18.9	(888)	(3.1)

Income (loss) from operations	$33,433	18.5	$16,599	10.9	$16,834	101.4

        Operating expenses decreased by $0.9 million, or 3.1%, to $28.0 million in 2012 from $28.9 million in 2011. The change was primarily due to lower selling and marketing expenses in 2012 of $3.9 million, mainly due to lower receivable reserves in 2012 compared to 2011, and lower spending on trade shows. The decrease in selling and marketing expenses was partially offset by an increase in general and administrative expenses of $4.2 million due to increases in variable and share-based compensation, offset by a decrease in legal expenses. In November 2011, we had $1.1 million in restructuring charges.

Other Income (Expense), Net

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues	Year Ended December 31, 2011	% of Revenues	Change	% Change
Other income (expense), net:
Interest expense, net	$(6,990)	(3.9)	$(9,150)	(6.0)	$2,160	(23.6)
Other income (expense), net	(594)	(0.3)	3,885	2.5	(4,479)	(115.3)

Total other income (expense), net	$(7,584)	(4.2)	$(5,265)	(3.4)	$(2,319)	44.0

        Total other income (expense), net increased by $2.3 million to $7.6 million of net expense in 2012 from $5.3 million of net expense in 2011. Interest expense, net decreased by $2.2 million to $7.0 million in 2012, from $9.2 million in 2011, primarily due to a decrease in the effective interest rates on borrowings and a decrease in our average outstanding borrowings. Other income decreased by $4.5 million to $0.6 million in other expense in 2012 from $3.9 million in other income in 2011, due to the factors described below.

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$(322)	$1,819	$(2,141)
Realized foreign exchange gain (loss)	788	(956)	1,744
Gain (loss) on disposal of equipment	(5)	26	(31)
Amortization of debt issuance costs	(1,174)	(875)	(299)
Interest expense related to tax contingencies	—	2,745	(2,745)
Other income (expense), net	119	1,126	(1,007)

Other income (expense), net	$(594)	$3,885	$(4,479)

        Other income (expense), net decreased by $4.5 million to $0.6 million of other expense in 2012 from $3.9 million of other income in 2011. Other income (expense), net included $2.7 million associated with the reversal of interest expense from a tax settlement in 2011 and a foreign exchange net gain of $0.5 million in 2012 compared to a foreign exchange net gain of $0.9 million in 2011.

Income Tax Expense (Benefit)

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues	Year Ended December 31, 2011	% of Revenues	Change	% Change
Net income (loss) before income taxes and noncontrolling interest	$25,849	14.3	$11,334	7.4	$14,515	128.1
Income tax expense (benefit)	10,213	5.6	(4,926)	(3.2)	15,139	NM

Net income (loss)	$15,636	8.6	$16,260	10.6	$(624)	(3.8)

        Income tax expense increased by $15.1 million to $10.2 million in 2012 from a $4.9 million tax benefit in 2011, primarily due to a tax benefit recorded in 2011 of $9.5 million for the settlement of an outstanding claim related to 2006 foreign tax credits and a $5.1 million increase in tax expense in 2012 related to the $14.5 million increase in net income before income taxes and noncontrolling interest as compared to 2011.

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues	Year Ended December 31, 2011	% of Revenues	Change	% Change
Net income (loss)	$15,636	8.6	$16,260	10.6	$(624)	(3.8)
Less: Net (income) loss related to noncontrolling interest	(406)	(0.2)	(390)	(0.3)	(16)	4.1

Net income (loss) attributable to Erickson Air-Crane Incorporated	15,230	8.4	15,870	10.4	(640)	(4.0)
Dividends on Series A Redeemable Preferred Stock	2,795	1.5	9,151	6.0	(6,356)	(69.5)

Net income (loss) attributable to common stockholders	$12,435	6.9	$6,719	4.4	$5,716	85.1

        Net income (loss) attributable to Erickson Air-Crane Incorporated decreased by $0.6 million to $15.2 million net income in 2012 from $15.9 million net income in 2011, primarily due to the changes in revenues, expenses, and taxes discussed above. Net income (loss) attributable to common stockholders increased by $5.7 million to net income of $12.4 million in 2012 from net income of $6.7 million in 2011 after accounting for accrued dividends on our Series A Redeemable Preferred Stock.

2011 Compared to 2010

        The following table presents our consolidated operating results for the year ended December 31, 2011 compared to the year ended December 31, 2010:

(Dollars in thousands)	Year Ended December 31, 2011	% of Revenues		Year Ended December 31, 2010	% of Revenues	Change	% Change
Net revenues:
Aerial Services	$138,637	90.7		$105,747	89.4	$32,890	31.1
Manufacturing / MRO	14,132	9.3		12,493	10.6	1,639	13.1

Total revenues	152,769	100.0		118,240	100.0	34,529	29.2
Cost of revenues:
Aerial Services	93,566	67.5	(1)	81,353	76.9 (1)	12,213	15.0
Manufacturing / MRO	13,730	97.2	(1)	7,651	61.2 (1)	6,079	79.5

Total cost of revenues	107,296	70.2		89,004	75.3	18,292	20.6

Gross profit
Aerial Services	45,071	32.5	(1)	24,394	23.1 (1)	20,677	84.8
Manufacturing / MRO	402	2.8	(1)	4,842	38.8 (1)	(4,440)	(91.7)

Total gross profit	45,473	29.8		29,236	24.7	16,237	55.5
Operating expenses:
General and administrative	13,023	8.5		14,105	11.9	(1,082)	(7.7)
Research and development	4,827	3.2		6,400	5.4	(1,573)	(24.6)
Selling and marketing	9,940	6.5		6,987	5.9	2,953	42.3
Restructuring charges	1,084	0.7		—	—	1,084	100.0

Total operating expenses	28,874	18.9		27,492	23.3	1,382	5.0

Income (loss) from operations	16,599	10.9		1,744	1.5	14,855	NM
Other income (expense), net:
Interest expense, net	(9,150)	(6.0)		(4,865)	(4.1)	(4,285)	88.1
Loss on early extinguishment of debt	—	—		(2,265)	(1.9)	2,265	(100.0)
Other income (expense), net	3,885	2.5		(6,193)	(5.2)	10,078	NM	(2)

Total other income (expense)	(5,265)	(3.4)		(13,323)	(11.3)	8,058	(60.5)

Net income (loss) before income taxes and noncontrolling interest	11,334	7.4		(11,579)	(9.8)	22,913	NM	(2)
Income tax expense (benefit)	(4,926)	(3.2)		(3,544)	(3.0)	(1,382)	39.0

Net income (loss)	16,260	10.6		(8,035)	(6.8)	24,295	NM	(2)
Less: Net (income) loss related to noncontrolling interest	(390)	(0.3)		(216)	(0.2)	(174)	80.6

Net income (loss) attributable to Erickson Air-Crane Incorporated	15,870	10.4		(8,251)	(7.0)	24,121	NM	(2)
Dividends on Series A Redeemable Preferred Stock	9,151	6.0		7,925	6.7	1,226	15.5

Net income (loss) attributable to common stockholders	$6,719	4.4		$(16,176)	(13.7)	$22,895	NM	(2)

(1)
Percentage of net revenues of segment.

(2)
We use the abbreviation "NM" throughout this Form 10-K to refer to changes that are not meaningful.

Revenues

        Consolidated revenues increased by $34.5 million, or 29.2%, to $152.8 million in 2011 from $118.2 million in 2010. The increase in revenues was attributable to a $32.9 million increase in Aerial Services revenues and a $1.6 million increase in Manufacturing / MRO revenues compared to 2010.

(Dollars in thousands)	Year Ended December 31, 2011	% of Revenues	Year Ended December 31, 2010	% of Revenues	Change	% Change
Net revenues:
Aerial Services	$138,637	90.7	$105,747	89.4	$32,890	31.1
Manufacturing / MRO	14,132	9.3	12,493	10.6	1,639	13.1

Total revenues	$152,769	100.0	$118,240	100.0	$34,529	29.2

        Aerial Services.    Aerial Services revenues increased by $32.9 million, or 31.1%, to $138.6 million in 2011 from $105.7 million in 2010. This increase was due in part to a 40.0% increase in revenue flight hours for Aerial Services during 2011 to 10,152 hours from 7,252 hours in 2010.

        The following are our revenues and revenue flight hours by type of service for 2011 and 2010:

(Dollars in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Change	% Change
Aerial Services Revenues:
Firefighting	$72,939	$54,749	$18,190	33.2
Timber Harvesting	31,684	29,694	1,990	6.7
Infrastructure Construction	14,459	5,743	8,716	151.8
Crewing	19,555	15,561	3,994	25.7

Total Aerial Services revenues	$138,637	$105,747	$32,890	31.1

	Year Ended December 31, 2011	Year Ended December 31, 2010	Change	% Change
Aerial Services Revenue Flight Hours:
Firefighting	3,088	1,803	1,285	71.3
Timber Harvesting	4,585	4,137	448	10.8
Infrastructure Construction	961	342	619	181.0
Crewing	1,518	970	548	56.5

Total Aerial Services revenue flight hours	10,152	7,252	2,900	40.0

  •
  Firefighting revenues increased by $18.2 million, or 33.2%, to $72.9 million in 2011 from $54.7 million in 2010. This increase was largely due to increases in firefighting revenues in North America of $14.6 million and in Australia of $3.8 million in 2011 compared to 2010. In 2011, both the United States and Canada experienced active fire seasons which resulted in higher demand for our services as compared to 2010. In Australia the increase in revenues was primarily due to contract extensions.

  •
  Timber Harvesting revenues increased by $2.0 million, or 6.7%, to $31.7 million in 2011 from $29.7 million in 2010. This increase was primarily due to revenues from a new Canadian customer in 2011.

  •
  Infrastructure Construction revenues increased by $8.7 million, or 151.8%, to $14.5 million in 2011 from $5.7 million in 2010. This increase was primarily due to longer duration jobs in Canada and the United States and new customers in Brazil, Peru, and Malaysia.

  •
  Crewing revenues increased by $4.0 million, or 25.7%, to $19.6 million in 2011 from $15.6 million in 2010. This increase was due to the mid-year 2010 start of the contract with a United States customer and to higher flight hours in Italy.

        Manufacturing / MRO.    Manufacturing / MRO revenue increased by $1.6 million, or 13.1%, to $14.1 million in 2011 from $12.5 million in 2010. This increase was primarily due to higher flight hours on our CPH contract in Italy. Italy experienced an active fire season with burnt area activity, according to the European Commission Joint Research Center, increasing 54.7% in 2011 as compared to 2010 (measured in hectares of burnt area).

Gross Profit

        Consolidated gross profit increased by $16.2 million, or 55.5%, to $45.5 million in 2011 from $29.2 million in 2010. The increase was attributable to an increase in Aerial Services gross profit of $20.7 million, partially offset by a decrease in gross profit from Manufacturing / MRO of $4.4 million in 2011 compared to 2010.

(Dollars in thousands)	Year Ended December 31, 2011	% of Related Revenues	Year Ended December 31, 2010	% of Related Revenues	Change	% Change
Gross profit
Aerial Services	$45,071	32.5	$24,394	23.1	$20,677	84.8
Manufacturing / MRO	402	2.8	4,842	38.8	(4,440)	(91.7)

Total gross profit	$45,473	29.8	$29,236	24.7	$16,237	55.5

        Aerial Services.    Aerial Services gross profit increased by $20.7 million, or 84.8%, to $45.1 million in 2011 from $24.4 million in 2010. Gross profit margin was 29.8% in 2011 compared to 24.7% in 2010. The revenue increase of $32.9 million for 2011 compared to 2010 was the primary reason for the gross profit improvement. Certain costs of Aerial Services revenues are fixed in nature. The increase in flight hour revenues directly benefitted our operating margins and results. These benefits were partially offset by costs associated with increased maintenance performed in 2011.

        Manufacturing / MRO.    Manufacturing / MRO gross profit decreased by $4.4 million, or 91.7%, to $0.4 million in 2011 compared to $4.8 million in 2010, primarily due to higher plant costs, including scrap and unabsorbed plant costs due to lower plant activity levels; a net increase in excess inventory reserves; and higher warranty costs associated with an accessory failure on a customer's Aircrane.

Operating Expenses

(Dollars in thousands)	Year Ended December 31, 2011	% of Revenues	Year Ended December 31, 2010	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$13,023	8.5	$14,105	11.9	$(1,082)	(7.7)
Research and development	4,827	3.2	6,400	5.4	(1,573)	(24.6)
Selling and marketing	9,940	6.5	6,987	5.9	2,953	42.3
Restructuring charges	1,084	0.7	—	—	1,084	100.0

Total operating expenses	28,874	18.9	27,492	23.3	1,382	5.0

Income (loss) from operations	$16,599	10.9	$1,744	1.5	$14,855	NM

        Operating expenses increased by $1.4 million, or 5.0%, to $28.9 million in 2011 from $27.5 million in 2010. The change was primarily due to the write-off of the receivable related to our U.S. Forest Service claim and charges due to our November 2011 restructuring, partially offset by a decrease in legal expenses and a decrease in research and development expenses resulting from the completion of a major project during 2010.

Other Income (Expense), Net

(Dollars in thousands)	Year Ended December 31, 2011	% of Revenues	Year Ended December 31, 2010	% of Revenues	Change	% Change
Other income (expense), net:
Interest expense, net	$(9,150)	(6.0)	$(4,865)	(4.1)	$(4,285)	88.1
Loss on early extinguishment of debt	—	—	(2,265)	(1.9)	2,265	(100.0)
Other income (expense), net	3,885	2.5	(6,193)	(5.2)	10,078	NM

Total other income (expense), net	$(5,265)	(3.4)	$(13,323)	(11.3)	$8,058	(60.5)

        Total other income (expense), net decreased by $8.1 million to $5.3 million of expense in 2011 from $13.3 million of expense in 2010. Interest expense, net increased by $4.3 million, to $9.2 million in 2011, from $4.9 million in 2010, due to an increase in the effective interest rates on borrowings and an increase in our average outstanding borrowings. Loss on early extinguishment of debt included a $1.8 million write-off of debt issuance costs and early debt termination fees of $0.5 million in the 2010 period associated with signing our new credit agreement on June 30, 2010.

(Dollars in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010	Change
Other income (expense), net:
Gain on involuntary conversions	$—	$6,285	$(6,285)
Litigation settlement	—	(10,000)	10,000
Unrealized foreign exchange gain (loss)	1,819	(905)	2,724
Realized foreign exchange gain (loss)	(956)	34	(990)
Gain (loss) on disposal of equipment	26	(83)	109
Amortization of debt issuance costs	(875)	(703)	(172)
Interest expense related to tax contingencies	2,745	(495)	3,240
Other income (expense), net	1,126	(326)	1,452

Other income (expense), net	$3,885	$(6,193)	$10,078

        Other income (expense), net changed by $10.1 million to $3.9 million of other income in 2011 from $6.2 million of other expense in 2010. Other income (expense), net included a net gain of $6.3 million, after accounting for insurance proceeds, in 2010 associated with an aircraft accident; a $10.0 million litigation settlement with Evergreen Helicopters; $2.7 million associated with the reversal of interest expense from a tax settlement in 2011; and a foreign exchange net gain of $0.9 million in 2011 compared to a foreign exchange net loss of $0.9 million in 2010.

Income Tax Expense (Benefit)

(Dollars in thousands)	Year Ended December 31, 2011	% of Revenues	Year Ended December 31, 2010	% of Revenues	Change	% Change
Net income (loss) before income taxes and noncontrolling interest	$11,334	7.4	$(11,579)	(9.8)	$22,913	NM
Income tax expense (benefit)	(4,926)	(3.2)	(3,544)	(3.0)	(1,382)	39.0

Net income (loss)	$16,260	10.6	$(8,035)	(6.8)	$24,295	NM

        Income tax expense (benefit) increased by $1.4 million, or 39.0% to $4.9 million in 2011 from $3.5 million in 2010, primarily due to a tax benefit of $9.5 million in 2011 related to a tax settlement.

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Year Ended December 31, 2011	% of Revenues	Year Ended December 31, 2010	% of Revenues	Change	% Change
Net income (loss)	$16,260	10.6	$(8,035)	(6.8)	$24,295	NM
Less: Net (income) loss related to noncontrolling interest	(390)	(0.3)	(216)	(0.2)	(174)	80.6

Net income (loss) attributable to Erickson Air-Crane Incorporated	15,870	10.4	(8,251)	(7.0)	24,121	NM
Dividends on Series A Redeemable Preferred Stock	9,151	6.0	7,925	6.7	1,226	15.5

Net income (loss) attributable to common stockholders	$6,719	4.4	$(16,176)	(13.7)	$22,895	NM

        Net income (loss) attributable to Erickson Air-Crane Incorporated changed by $22.1 million to $15.9 million net income in 2011 from $8.3 million net loss in 2010, primarily due to the changes in revenues, expenses, and taxes discussed above. Net income (loss) attributable to common stockholders changed by $22.9 million to net income of $6.7 million in 2011 from a loss of $16.2 million in 2010 after accounting for accrued dividends on our Series A Redeemable Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

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

        Specifically, we have a concentration of large customers, several of which are U.S. and foreign government agencies or entities, and our cash flows depend on being able to collect our receivables from them. If, in the future, we cannot generate sufficient cash from operations to comply with our debt service obligations, we will need to refinance such debt obligations, obtain additional financing, or sell assets. We cannot assure you that our business will generate cash from operations, or that we will be able to obtain financing from other sources, sufficient to satisfy our debt service or other requirements. We believe that our cash from operations and borrowings available to us under our revolving credit facility with the anticipated refinancing will be adequate to meet our liquidity needs, capital expenditure requirements and debt service payments for at least the next 12 months. Our revolving credit facility has a maturity date of June 24, 2013, and we are currently in discussions with our lenders to refinance our credit agreement.

        On March 6, 2013, we received a binding commitment letter from a bank syndicate led by Wells Fargo Capital Finance, LLC regarding funding of an agreement which consists of up to $165.0 million in senior secured credit facilities. The commitment expires on April 15, 2013.

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

        As part of our business strategy, we may acquire businesses or specific assets or engage in other strategic transactions. However, our cash from operations and borrowings available under our existing credit facility may not be sufficient to fund any acquisitions or strategic transactions we choose to make. As a result, in the event we engage in any acquisitions or strategic transactions we may need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.

2012 Compared to 2011

        The following chart is a condensed presentation of our statement of cash flows for year ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Change
Net cash provided by (used in) operating activities	$28,158	$(20,723)	$48,881
Net cash provided by (used in) investing activities	(21,492)	(13,083)	(8,409)
Net cash provided by (used in) financing activities	(5,446)	32,759	(38,205)
Foreign-currency effect on cash and cash equivalents	(20)	(613)	593

Net increase (decrease) in cash and cash equivalents	1,200	(1,660)	2,860
Cash and cash equivalents at beginning of period	268	1,928	(1,660)

Cash and cash equivalents at the end of period	$1,468	$268	$1,200

Sources and Uses of Cash

        At December 31, 2012, we had cash and cash equivalents of $1.5 million compared to $0.3 million at December 31, 2011. At December 31, 2012, we had restricted cash of $3.8 million compared to $5.2 million at December 31, 2011. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure certain performance and bid bonds on certain contracts.

        Net cash provided by (used in) operating activities.    For the year ended December 31, 2012, net cash provided by operating activities before the change in operating assets and liabilities was $33.7 million, which included net income of $15.6 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $18.1 million consisting of the following: depreciation of $9.0 million, non-cash interest on subordinated notes of $3.1 million, an increase in deferred income taxes of $2.7 million, stock-based compensation of $2.1 million, and amortization of debt issuance costs of $1.2 million. The change in operating assets and liabilities was a $5.7 million use consisting of the following: a $14.7 million increase in Aircrane support parts, net (attributable to the addition of two Aircranes, increases in support parts for our expanded fleet, and to support our continued expansion into South America), and a $2.9 million decrease in other long-term liabilities (primarily due to the relief of the long-term liabilities associated with SDG&E), partially offset by a $6.2 million increase in income tax payables, a $2.8 million decrease in prepaid expenses and other, a $2.7 million decrease in accounts receivable (primarily attributable to decreases in receivables from our Italian and Malaysian customers), a $0.2 million increase in accrued and other liabilities, and a $0.2 million decrease in income taxes receivable. As a result of these factors, we provided $28.2 million of cash in operating activities in the year ended December 31, 2012.

        For the year ended December 31, 2011, net cash provided by operating activities before the change in operating assets and liabilities was $20.0 million, which included net income of $16.3 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $3.7 million (depreciation of $7.3 million and amortization of debt issuance costs of $0.9 million, non-cash interest on subordinated notes of $3.2 million, coupled with an increase in deferred income taxes of $4.6 million, partially offset by a non-cash tax settlement of $9.5 million and non-cash interest reversal on tax contingencies of $2.7 million). The change in operating assets and liabilities was a $40.7 million use consisting of the following: a $25.7 million increase in Aircrane support parts, net (primarily attributable to increases in inventory levels, including the in-process build of aircraft), a $4.8 million decrease in accrued and other current liabilities, a $4.6 million increase in accounts receivable (primarily attributable to a receivable related to our Greece contract), a $4.1 million decrease in other long-term liabilities, and a $2.2 million decrease in accounts payable, partially offset by a $0.5 million decrease in prepaid expenses and other and a $1.5 million decrease in income taxes payable. As a result of these factors, we used $20.7 million of cash in operating activities in the year ended December 31, 2011.

        Net cash provided by (used in) investing activities.    Net cash used in investing activities was $21.5 million for the year ended December 31, 2012 compared to net cash used in investing activities of $13.1 million for the year ended December 31, 2011. In the year ended December 31, 2012 we used net cash of $22.7 million for the purchase of an Aircrane and routine capital expenditures. In the year ended December 31, 2011, we used net cash of $11.4 million for heavy maintenance on our fleet, implementing a new enterprise resource planning system (ERP) system, as well as routine capital expenditures. In the year ended December 31, 2012, net cash provided by the release of restricted cash was $1.4 million. In the year ended December 31, 2011, we used $1.0 million of restricted cash to establish required deposit for the working capital guarantee credit agreement with Wells Fargo.

        Net cash provided by (used in) financing activities.    Net cash used in financing activities was $5.4 million for the year ended December 31, 2012 compared to $32.8 million provided for the year ended December 31, 2011. In the year ended December 31, 2012, net cash used in financing activities of $35.8 million was from net payments of long-term debt, $0.4 million was used for debt issuance costs related to our credit facility refinancing, and $31.5 million was provided by the proceeds from the issuance of common stock. In the year ended December 31, 2011, net cash provided by financing activities of $33.5 million was from net borrowings of long-term debt and we used cash of $0.8 million for debt issuance costs related to our credit facility refinancing.

2011 Compared to 2010

        The following chart is a condensed presentation of our statement of cash flows for year ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Change
Net cash provided by (used in) operating activities	$(20,723)	$(8,430)	$(12,293)
Net cash provided by (used in) investing activities	(13,083)	(5,017)	(8,066)
Net cash provided by (used in) financing activities	32,759	11,057	21,702
Foreign-currency effect on cash and cash equivalents	(613)	782	(1,395)

Net increase (decrease) in cash and cash equivalents	(1,660)	(1,608)	(52)
Cash and cash equivalents at beginning of period	1,928	3,536	(1,608)

Cash and cash equivalents at the end of period	$268	$1,928	$(1,660)

Sources and Uses of Cash

        At December 31, 2011, we had cash and cash equivalents of $0.3 million compared to $1.9 million at December 31, 2010. At December 31, 2011, we had restricted cash of $5.2 million compared to $4.3 million at December 31, 2010. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure certain performance and bid bonds on certain contracts.

        Net cash provided by (used in) operating activities.    For the year ended December 31, 2011, net cash provided by operating activities before the change in operating assets and liabilities was $20.0 million, which included net income of $16.3 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $3.7 million (depreciation of $7.3 million and amortization of debt issuance costs of $0.9 million, non-cash interest on subordinated notes of $3.2 million, coupled with an increase in deferred income taxes of $4.6 million, partially offset by a non-cash tax settlement of $9.5 million and non-cash interest reversal on tax contingencies of $2.7 million). The change in operating assets and liabilities was a $40.7 million use consisting of the following: a $25.7 million increase in Aircrane support parts, net (primarily attributable to increases in inventory levels, including the in-process build of aircraft), a $4.8 million decrease in accrued and other current liabilities, a $4.6 million increase in accounts receivable (primarily attributable to a receivable related to our Greece contract), a $4.1 million decrease in other long-term liabilities, and a $2.2 million decrease in accounts payable, partially offset by a $0.5 million decrease in prepaid expenses and other and a $1.5 million decrease in income taxes payable. As a result of these factors, we used $20.7 million of cash in operating activities in the year ended December 31, 2011.

        For the year ended December 31, 2010, net cash used in operating activities before the change in operating assets and liabilities was $9.2 million, which includes a net loss of $8.0 million and non-cash adjustments reconciling net income to net cash used in operating activities of $1.1 million (gain on involuntary conversion related to an aircraft accident of $6.3 million after accounting for insurance proceeds, coupled with a net decrease in deferred income taxes of $3.5 million, partially offset by depreciation of $4.7 million, non-cash interest on subordinated notes of $0.9 million, amortization and write-off of debt issuance costs of $2.5 million, and non-cash interest on tax contingencies of $0.5 million). The change in operating assets and liabilities was a $0.7 million source consisting of the following: a $15.2 million decrease in accounts receivable (primarily attributable to the collection of a receivable of our 2009 aircraft sale), a $8.4 million increase in other long-term liabilities (primarily attributable to a customer prepayment under a CPH contract), a $9.7 million increase in accrued and other current liabilities (primarily attributable to the accrual of a legal settlement), and a $0.9 million increase in accounts payable, partially offset by a $26.7 million increase in Aircrane support parts, net (primarily attributable to the in-process build of aircraft for sale), a $4.2 million increase in prepaid expenses and other, and a $2.5 million decrease in income taxes payable. As a result of these factors, we used $8.4 million of cash in operating activities for the year ended December 31, 2010.

        Net cash provided by (used in) investing activities.    Net cash used in investing activities was $13.1 million for the year ended December 31, 2011 compared to net cash used in investing activities of $5.0 million for the year ended December 31, 2010. In the year ended December 31, 2011, we used net cash of $11.4 million for heavy maintenance on our fleet, implementing a new enterprise resource planning system (ERP) system, as well as routine capital expenditures. In the year ended December 31, 2010, we used net cash of $14.6 million for capital expenditures, including the addition of an aircraft to our fleet, and received $9.5 million in insurance proceeds from involuntary conversions.

        Net cash provided by (used in) financing activities.    Net cash provided by financing activities was $32.8 million for the year ended December 31, 2011 compared to $11.1 million for the year ended December 31, 2010. In the year ended December 31, 2011, net cash provided by financing activities of $33.5 million was from net borrowings of long-term debt and we used cash of $0.8 million for debt issuance costs related to our credit facility refinancing. In the year ended December 31, 2010, net cash provided by financing activities of $12.5 million was from net borrowings of long-term debt and we used cash of $1.4 million for debt issuance costs related to our credit facility refinancing.

Description of Indebtedness

        The following summary of certain provisions of the instruments evidencing our material indebtedness does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the corresponding agreements, including the definitions of certain terms therein that are not otherwise defined in this Form 10-K.

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

        The senior credit facilities contain several affirmative and negative covenants customary for similar senior credit facilities. The indebtedness under the senior credit facilities is secured by liens on substantially all of our assets. As of December 31, 2012, we classified the debt under our credit agreement as current debt due to the expiration date of our credit agreement of June 24, 2013. On August 3, 2012, we amended our credit agreement to revise the minimum fixed charge coverage ratio to allow for the debt reclassification from long term to short term as of June 30, 2012, September 30, and December 31, 2012. Absent this amendment we would not have been in compliance with the agreement's minimum fixed charge coverage ratio at June 30, September 30, and December 31, 2012. We were in compliance with all of the other covenants under the credit agreement as of December 31, 2012. We are currently in discussions with our lenders to refinance our credit agreement.

        The outstanding balance under the revolving credit facility at December 31, 2012 and December 31, 2011, excluding letters of credit, was $22.5 million and $51.8 million, respectively. During the fiscal years ended December 31, 2012 and December 31, 2011, the outstanding balance on our revolving credit facility, excluding letters of credit, ranged from $11.1 million to $60.6 million and $22.8 million to $64.9 million, respectively, reflecting the seasonality of our business. We had $2.0 million and $2.3 million of outstanding standby letters of credit issued as of December 31, 2012 and December 31, 2011 and borrowing availability of $43.0 million and $13.4 million as of December 31, 2012 and December 31, 2011, respectively.

        On March 6, 2013, we received a binding commitment letter from a bank syndicate led by Wells Fargo Capital Finance, LLC regarding funding of an agreement which consists of up to $165.0 million in senior secured credit facilities. The commitment expires on April 15, 2013.

Working Capital Guarantee Credit Agreement

        On June 30, 2011, in connection with an amendment to the credit agreement, we obtained a separate line of credit with Wells Fargo for up to $10.0 million, pursuant to which Wells Fargo issues standby letters of credit to us for certain non-domestic customers for the purpose of assuring our performance of our obligations to such customers. The standby letters of credit are required to be collateralized by funds obtained from us from promissory notes to ZM Private Equity Fund I, L.P. in the initial principal amount of $700,000 and to ZM Private Equity Fund II, L.P. in the initial principal amount of $300,000 at a rate of 20% per annum. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. In connection with the initial public offering in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum. As of December 31, 2012 and December 31, 2011 we had $4.6 million and $8.6 million, respectively, in outstanding letters of credit under this line of credit. The largest amount we had outstanding during the years ended December 31, 2012 and December 31, 2011, was $8.8 million and $8.6 million, respectively.

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

Bank EBITDA

        We use an adjusted EBITDA (Bank EBITDA) to monitor compliance with various financial covenants under our credit agreement. In addition to adjusting net income (loss) to exclude interest expense, net, provision for (benefit from) income taxes, and depreciation and amortization, Bank EBITDA also adjusts net income by excluding non-cash unrealized mark-to-market foreign exchange gains (losses), specified litigation expenses up to a maximum of $2.0 million for any 12-month period, certain management fees, gains from sale of equipment, non-cash charges arising from awards to employees relating to equity interests, non-cash charges relating to financings, initial public offering costs related to non-capitalized expenses up to a maximum of $2.0 million, certain fourth quarter of 2010 charges up to $11.6 million and other unusual, extraordinary, non-recurring non-cash costs. For each calculation of Bank EBITDA made as of the end of the quarters ended June 30, September 30, and December 31, 2011, and March 31, 2012, Bank EBITDA also includes an amount equal to the $10.0 million in new unsecured subordinated promissory notes dated June 30, 2011 and any additional subordinated debt issued in connection with an equity cure under the credit agreement. Such amounts have been excluded from the table below for presentation purposes. Bank EBITDA also assists us in monitoring our ability to undertake key investing and financing functions such as making investments and incurring additional indebtedness, which may be prohibited by the covenants under our credit agreement unless we comply with certain financial ratios and tests.

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

(Dollars in thousands)	Year Ended December 31, 2012		Year Ended December 31, 2011	Year Ended December 31, 2010
EBITDA and Bank EBITDA Reconciliation:
Net income (loss) attributable to Erickson Air-Crane Incorporated	$15,230		$15,870	$(8,251)
Interest expense, net	6,990		9,150	4,865
Tax expense (benefit)	10,213		(4,926)	(3,544)
Depreciation	8,976		7,300	4,745
Amortization of debt issuance costs	1,174		875	703
Noncash charges from awards to employees of equity interests	2,118		—	—

EBITDA	$44,701		$28,269	$(1,482)

Non-cash unrealized mark-to-market foreign exchange gains (losses)	322		(1,819)	905
Interest related to tax contingencies	—		(2,745)	495
Management fees(1)	—		—	165
Loss on early extinguishment of debt	—		—	2,265
Litigation expense	—		1,390	2,000
Legal settlements	—		—	11,600
Other noncash (gains) losses	(795	)(4)	(26)	(4,089	)(2)

Bank EBITDA	$44,228		$25,069 (3)	$11,859

(1)
Fees paid to a previous stockholder pursuant to a management agreement that terminated in 2010.

(2)
Includes a $4.2 million net adjustment related to an Aircrane accident in 2010.

(3)
As part of the amendments to the credit agreement on June 30, 2011, the $10.0 million in new unsecured subordinated promissory notes are included, with limitation, as an addition to Bank EBITDA. Such amounts have been excluded from this table for presentation purposes.

(4)
Includes $0.8 million related to the reversal of the CRA reserve that was originally included as an add-back to the fourth quarter 2010 expenses.

CONTRACTUAL OBLIGATIONS

        As of December 31, 2012, we had $97.9 million of debt (including current maturities), excluding letters of credit. This amount consisted of the term loan debt of $48.8 million and the revolving credit facility debt of $22.5 million under our credit agreement and the unsecured subordinated promissory notes of $26.7 million.

        The following table sets forth our long-term contractual cash obligations as of December 31, 2012 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual obligations(1):
Term debt	$48,750	$48,750	$—	$—	$—
Revolving credit facility	22,452	22,452	—	—	—
Unsecured subordinated promissory notes	26,674	—	26,674	—	—
Operating leases	1,622	501	444	286	391

Total contractual obligations	$99,498	$71,703	$27,118	$286	$391

(1)
Amounts shown above do not include outstanding purchase orders, the majority of which are cancellable, as of December 31, 2012.

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

        Letters of Credit.    To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. At December 31, 2012, we had letters of credit with various expiration dates extending into 2013 valued at approximately $8.8 million outstanding, including $2.0 million outstanding under our revolving credit agreement, $4.6 million outstanding under our working capital guarantee credit agreement and $2.2 million (€1.6 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $2.6 million (€2.0 million) in restricted cash. At December 31, 2011 we had letters of credit with various expiration dates extending into 2013 valued at approximately $15.1 million outstanding, including $2.3 million outstanding under our revolving credit agreement, $8.6 million outstanding under our working capital guarantee credit agreement and $4.3 million (€3.3 million)

outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $3.9 million (€3.0 million) in restricted cash.

        Advance Agreements with Foreign Banks.    In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At December 31, 2012 and December 31, 2011, there were $2.0 million (€1.5 million) and $3.3 million (€2.6 million) of advances outstanding under these types of arrangements, respectively.

CRITICAL ACCOUNTING POLIICES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S.GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, application of our accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions, and judgments involved in the accounting policies described below have the most significant impact on our consolidated financial statements.

        We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Revenue Recognition

        We determine and recognize revenue based on the type of service we provide to customers.

  •
  Aerial Services.  We enter into contracts with our customers that may range from one-day to multiple-years with extension options for additional years. We recognize revenue for contracts as the services are rendered, which services include leasing of the Aircrane(s), pilot and field maintenance support, and related services. We charge daily rates, hourly rates, and production rates (such as timber volume transported) depending on the type of lease or service. Revenues from timber harvesting operations in Canada, the U.S., and Malaysia may be based on estimates of the number of cubic meters of timber delivered to customers, which are adjusted after the logs are measured and scaled, or may be recorded based on the number of flight hours, depending on the terms of the contract.

  •
  Manufacturing / MRO.  We recognize revenue for our long-term construction contracts using the percentage of completion method, when all required criteria are met.

    Aircranes are normally manufactured under long-term construction contracts. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. For contracts with anticipated losses at completion, we establish a provision for the entire amount of the estimated remaining loss and charge it against income in the period in which the loss becomes known. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable.

    Contracts for the sale of Aircranes have multiple deliverables. Such elements may include warranty, spare parts, training and crew provisioning arrangements. We allocate arrangement consideration based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, third party evidence when fair value is not available, or our estimate of selling price when fair value and third party evidence is not available.

  •
  Other products and services.  We recognize revenue for other products and services when the products are delivered or services are performed. Sales to customers for maintenance, repair, overhaul, and/or assembly of various major components and other Aircrane parts are deferred until the repair work is completed and the customer accepts the final product. Spare parts sales are recognized when shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue and cost of sales upon delivery or customer acceptance, depending on the terms of the sales agreement. CPH contracts are accounted for on a long-term contract basis; revenues are recorded based upon negotiated hourly rates and applicable flight hours earned, and profitability of the contract is based upon estimated costs over the life of the contract.

Restricted Cash

        We maintain restricted cash at financial institutions as collateral for performance and bid bonds on certain contracts. At December 31, 2012, and 2011 the amount of such restricted cash was $3.8 million, and $5.2 million, respectively.

Accounts Receivable

        Accounts receivable is composed of billed amounts for which revenue has been earned and recognized. The allowance for doubtful accounts, an estimate of the amount of accounts receivable outstanding which we believe may be uncollectable, is determined quarterly, principally based on the aging of receivables. We review the current trends and aged receivables periodically and adjust the estimated bad debt expense to accrue for doubtful accounts as needed. An account is written off when deemed uncollectable, although collection efforts may continue.

Aircrane Support Parts, net

        Aircrane support parts, net consist of Aircrane parts, overhauls of certain significant components, work-in-process, and Aircranes-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized for Aircrane support parts include materials, labor, and operating overhead. Overhauls on certain significant components are capitalized, and then amortized based on estimated flight hours between overhauls. All aircraft require daily routine repairs and maintenance based on inspections. Such maintenance costs are expensed as incurred. Periodically, Aircranes are removed from service and undergo heavy maintenance activities including inspections and repairs of the airframe and related parts as required; such costs are expensed as incurred. Costs capitalized for Aircranes-in-process include materials, labor, and operating overhead. Upon completion of an Aircrane remanufacture, based on the demand for the Company's Aerial Services, the Company may transfer an Aircrane into its fleet.

        A significant part of our inventory consists of Aircrane parts and components purchased over multiple years for which there is no liquid market. Therefore, there is no guarantee that we will be able to purchase new inventory at the carrying values currently reflected on our balance sheets.

        Aircrane parts are categorized as serviceable, which indicates that they are in a condition suitable for installing on an Aircrane, or repairable, which indicates that additional overhaul or repair work needs to be performed in order for the part to be certified as serviceable. Because we operate within a niche of the heavy-lift helicopter market, we experience long lead times and are required to carry large quantities of spare inventory in order to ensure availability of parts for servicing our fleet of Aircranes. As a result, the accounting judgments used in determining the provision for excess and obsolete Aircrane support parts can vary significantly based on forecasted demand.

Income Taxes

        We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. We are subject to income taxes in the U.S., state, and several foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain.

        Reserves for taxes are established for taxes that may become payable in future years as a result of audits by tax authorities. These tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as conclusion of tax audits, identification of new issues, changes in federal or state laws, or interpretations of the law.

Impairment and Depreciation of Long-Lived Assets

        We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. Significant judgments and estimates used by management when evaluating long-lived assets for impairment cover, among other things, the following:

  •
  program product volumes and remaining production life for parts produced on the assets being reviewed;

  •
  product pricing over the remaining life of the parts, including an estimate of future customer price reductions which may be negotiated;

  •
  product cost information, including an assessment of the success of our cost reduction activities; and

  •
  assessments of future alternative applications of specific long-lived assets based on awarded programs.

        In addition, we follow our established accounting policy for estimating useful lives of long-lived assets. This policy is based upon significant judgments and estimates as well as historical experience. Actual future experience with those assets may indicate different useful lives resulting in a significant impact on depreciation expense.

Warranty and Cost-Per-Hour Reserves

        Sales of Aircranes to third parties include limited warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time, generally from two to five years depending on the type of part, component, or airframe, including technical assistance services. Warranty reserves are established at the time that revenue is recognized at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements. Warranty reserves may be adjusted periodically to sustain levels representing the estimate of the costs to fulfill those warranty requirements over the remaining life of the warranty.

        We offer CPH contracts pursuant to which we provide components and expendable supplies for our customers' aircraft at a fixed cost per flight hour. We estimate the total covered maintenance costs for the aircraft over the coverage period based on historical trends. The amount of the accrual is estimated on a per flight hour basis and recorded as the hours are flown on the aircraft. The timing of cash paid for repairs and maintenance on the aircraft will impact the balance of the accrual.

Other Contingencies

        In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations, and claims. See "Business—Legal Proceedings" in this Form 10-K for a description of significant legal proceedings in which we are currently involved. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party, if determined adversely to us, will have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk in the normal course of our business operations due to changes in interest rates, increase in cost of aircraft fuel, and our exposure to fluctuations in foreign currency exchange rates. We have established policies and procedures to govern our management of market risks.

Interest Rate Risk

        At December 31, 2012, we had total indebtedness of $97.9 million (excluding $8.8 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our senior secured credit facilities and long-term debt obligations. Market risk associated with our long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. Under the credit agreement, our borrowings bear interest at fluctuating rates. The applicable interest rate is calculated based on either LIBOR or a base rate plus a margin depending on the level of the Funded Indebtedness to Bank EBITDA ratio as defined in the credit agreement. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions and interest rates, including the LIBOR, Federal Funds, and prime rates, and the supply of and demand for credit in the London interbank market. We estimate that a hypothetical 10% change in the LIBOR or prime rate as quoted by Wells Fargo would have impacted interest expense for the year ended December 31, 2012 by $0.5 million.

Aircraft Fuel

        Our results of operations are affected by changes in the price and availability of aircraft fuel. For 2012, a deviation of 10% in the annualized average price per gallon of fuel would have impacted our reported results by approximately $1.9 million. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts.

        We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk

        A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the year ended December 31, 2012 would have resulted in an estimated pre-hedged $0.6 million decrease in our net income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Erickson Air-Crane Incorporated

        We have audited the accompanying consolidated balance sheets of Erickson Air-Crane Incorporated (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), redeemable preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erickson Air-Crane Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Portland, Oregon

March 8, 2013

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,468	$268
Restricted cash	3,781	—
Accounts receivable net of allowances for doubtful accounts of $460 and $476 in 2012 and 2011, respectively	24,446	26,528
Prepaid expenses and other	1,426	4,217
Income tax receivable	1,048	1,248
Deferred tax assets	8,208	7,602

Total current assets	40,377	39,863

Restricted cash	—	5,214
Aircrane support parts, net	133,281	129,287
Aircranes, net	66,673	42,288
Property, plant, and equipment, net	14,435	14,341
Other noncurrent assets	2,057	2,918

Total assets	$256,823	$233,911

Liabilities, redeemable preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$8,746	$8,480
Current portion of long-term debt	71,202	6,500
Accrued and other current liabilities	19,662	19,323
Income taxes payable	6,275	—

Total current liabilities	105,885	34,303

Long-term debt, less current portion	26,674	124,070
Other long-term liabilities	1,415	4,328
Deferred tax liabilities	17,481	14,194

Total liabilities	151,455	176,895
Commitments and contingencies (Note 12)
Series A redeemable preferred stock, $0.0001 par value
Authorized—zero and 70,000 shares at 2012 and 2011, respectively; issued and outstanding—zero and 34,999.5 shares at 2012 and 2011, respectively; liquidation preference of zero and $66,161 at 2012 and 2011, respectively	—	66,161
Stockholders' equity (deficit):
Common stock, $0.0001 par value. Authorized 110,000,000 and 2,300 shares at 2012 and 2011, respectively;
Class A; designated 2,000; zero and 1,000 issued and outstanding at 2012 and 2011, respectively	—	1
Common stock; 9,726,785 and zero issued and outstanding at 2012 and 2011, respectively	1	—
Additional paid-in capital	101,833	—
Retained earnings (accumulated deficit)	2,447	(9,988)
Accumulated other comprehensive income (loss)	71	(36)

Total stockholders' equity (deficit) attributable to Erickson Air-Crane Incorporated	104,352	(10,023)

Noncontrolling interest	1,016	878

Total stockholders' equity (deficit)	105,368	(9,145)

Total liabilities, redeemable preferred stock and stockholders' equity	$256,823	$233,911

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net revenues:
Aerial services	$161,405	$138,637	$105,747
Manufacturing / MRO	19,419	14,132	12,493

Total net revenues	180,824	152,769	118,240
Cost of revenues:
Aerial services	109,623	93,566	81,353
Manufacturing / MRO	9,782	13,730	7,651

Total cost of revenues	119,405	107,296	89,004

Gross profit	61,419	45,473	29,236

Operating expenses:
General and administrative	17,232	13,023	14,105
Research and development	4,683	4,827	6,400
Selling and marketing	6,071	9,940	6,987
Restructuring charges	—	1,084	—

Total operating expenses	27,986	28,874	27,492

Operating income	33,433	16,599	1,744
Other income (expense):
Interest income	—	7	14
Interest expense	(6,990)	(9,157)	(4,879)
Interest income (expense) related to tax contingencies	—	2,745	(495)
Loss on early extinguishment of debt	—	—	(2,265)
Amortization of debt issuance costs	(1,174)	(875)	(703)
Gain (loss) on disposal of equipment	(5)	26	(83)
Gain on involuntary conversions	—	—	6,285
Unrealized foreign exchange gain (loss)	(322)	1,819	(905)
Realized foreign exchange gain (loss)	788	(956)	34
Litigation settlement	—	—	(10,000)
Other income (expense), net	119	1,126	(326)

Total other income (expense)	(7,584)	(5,265)	(13,323)

Income (loss) before noncontrolling interest and income taxes	25,849	11,334	(11,579)
Income tax expense (benefit)	10,213	(4,926)	(3,544)

Net income (loss)	15,636	16,260	(8,035)
Less: Net (income) loss related to noncontrolling interest	(406)	(390)	(216)

Net income (loss) attributable to Erickson Air-Crane Incorporated	15,230	15,870	(8,251)
Dividends on redeemable preferred stock	2,795	9,151	7,925

Net income (loss) attributable to common stockholders	$12,435	$6,719	$(16,176)

Net income (loss)	$15,636	$16,260	$(8,035)
Other comprehensive income (loss):
Foreign currency translation adjustment	136	(402)	45

Comprehensive income (loss)	15,772	15,858	(7,990)
Comprehensive (income) loss attributable to noncontrolling interest	(435)	(202)	(141)

Comprehensive income (loss) attributable to Erickson Air-Crane Incorporated	$15,337	$15,656	$(8,131)

Net income (loss) per share attributable to common stockholders
Basic	$1.78	$6,718.57	$(16,176.47)

Diluted	$1.78	$6,718.57	$(16,176.47)

Weighted average shares outstanding
Basic	6,981,027	1,000	1,000

Diluted	6,981,027	1,000	1,000

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share and per share data)

										Total Stockholders' Equity (Deficit) of Erickson Air-Crane
	Redeemable Series A Preferred Stock		Common Stock Class A
					Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Stockholders' Equity (Deficit)
							Additional Paid-in Capital				Noncontrolling Interest Amount
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	34,999.5	$49,085	1,000	$1	—	$—	$—	$(531)	$58	$(472)	$957	$485
Dividends accrued on redeemable preferred stock	—	7,925	—	—	—	—	—	(7,925)	—	(7,925)	—	(7,925)
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(168)	(168)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	(8,251)	—	(8,251)	216	(8,035)
Foreign currency translation	—	—	—	—	—	—	—	—	120	120	(75)	45

Comprehensive income (loss)												(7,990)

Balance at December 31, 2010	34,999.5	$57,010	1,000	$1	—	$—	$—	$(16,707)	$178	$(16,528)	$930	$(15,598)
Dividends accrued on redeemable preferred stock	—	9,151	—	—	—	—	—	(9,151)	—	(9,151)	—	(9,151)
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(254)	(254)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	15,870	—	15,870	390	16,260
Foreign currency translation	—	—	—	—	—	—	—	—	(214)	(214)	(188)	(402)

Comprehensive income (loss)												15,858

Balance at December 31, 2011	34,999.5	$66,161	1,000	$1	—	$—	$—	$(9,988)	$(36)	$(10,023)	$878	$(9,145)
Dividends accrued on redeemable preferred stock	—	2,795	—	—	—	—	—	(2,795)	—	(2,795)	—	(2,795)
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(297)	(297)
Conversion of preferred and Class A common stock to common stock	(34,999.5)	(68,956)	(1,000)	(1)	4,802,970	0.5	68,956	—	—	68,956	—	68,956
Issuance of common stock related to IPO, net of expense	—	—	—	—	4,800,000	0.5	31,454	—	—	31,454	—	31,454
Stock-based compensation	—	—	—	—	214,933	—	2,118	—	—	2,118	—	2,118
Shares withheld for payment of taxes	—	—	—	—	(91,118)	—	(695)	—	—	(695)	—	(695)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	15,230	—	15,230	406	15,636
Foreign currency translation	—	—	—	—	—	—	—	—	107	107	29	136

Comprehensive income (loss)												15,772

Balance at December 31, 2012	—	$—	—	$—	9,726,785	$1	$101,833	$2,447	$71	$104,352	$1,016	$105,368

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net income (loss)	$15,636	$16,260	$(8,035)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,976	7,300	4,745
Deferred income taxes	2,682	4,589	(3,509)
Non-cash interest on subordinated notes	3,137	3,158	879
Non-cash interest on tax contingencies	—	(2,745)	495
Stock based compensation	2,118	—	—
Non-cash tax settlement	—	(9,451)	—
Write-off of issuance costs related to the early extinguishment of debt	—	—	1,812
Amortization of debt issuance costs	1,174	875	703
Gain on sale of equipment	5	(26)	83
Gain on involuntary conversions	—	—	(6,285)
Changes in operating assets and liabilities:
Accounts receivable	2,679	(4,648)	15,171
Prepaid expenses and other	2,803	484	(4,206)
Income tax receivable	201	(1,248)	—
Aircrane support parts, net	(14,670)	(25,703)	(26,682)
Accounts payable	(85)	(2,236)	860
Accrued and other current liabilities	199	(4,770)	9,683
Income taxes payable	6,215	1,498	(2,535)
Other long-term liabilities	(2,912)	(4,060)	8,391

Net cash provided by (used in) operating activities	28,158	(20,723)	(8,430)

Cash flows from investing activities:
Purchases of Aircranes, property, plant, and equipment	(22,736)	(11,413)	(14,600)
Proceeds from sale of equipment	—	—	39
Insurance proceeds from involuntary conversions	—	—	9,500
Restricted cash	1,438	(998)	411
Dividends from, or purchases of, noncontrolling interest	(297)	(254)	(168)
Increase (decrease) in other assets	103	(418)	(199)

Net cash provided by (used in) investing activities	(21,492)	(13,083)	(5,017)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	31,454	—	—
Borrowings of long-term debt	291,234	317,737	299,976
Repayments of long-term debt	(327,063)	(284,220)	(287,506)
Shares withheld for payment of taxes	(695)	—	—
Debt issuance costs	(376)	(758)	(1,413)

Net cash provided by (used in) financing activities	(5,446)	32,759	11,057

Effect of foreign currency exchange rates on cash and cash equivalents	(20)	(613)	782

Net increase (decrease) in cash and cash equivalents	1,200	(1,660)	(1,608)
Cash and cash equivalents at beginning of period	268	1,928	3,536

Cash and cash equivalents at end of period	$1,468	$268	$1,928

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,655	$6,099	$3,963
Net cash paid (received) during period for income taxes	$1,104	$(388)	$2,457

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business

        The consolidated financial statements include the accounts of Erickson Air-Crane Incorporated ("EAC") and its subsidiaries and affiliated companies: CAC Development Ltd. ("Canada"), Canadian Air-Crane Ltd. ("CAC"), Erickson Air-Crane Malaysia Sdn. Bhd. ("EACM"), European Air-Crane S.p.A. ("EuAC"), and Dutch Air-Crane B.V. ("DAC") (collectively referred to as "the Company"). At December 31, 2012, EuAC owned a 60% equity interest in Societa Italiania de Manutenzioni Aeroautiche S.p.A. ("SIMA"), which is an aircraft maintenance organization located in Lucca, Italy. Additionally, EACM owned a 49% equity interest in Layang-Layang Services Sdn. Bhd., which provides aircraft rental services in Malaysia.

        In April 2012, the Company completed its initial public offering of common stock in which a total of 4,800,000 shares of common stock were sold and issued, including 1,050,000 shares purchased by the existing stockholders of the Company, at an issue price of $8.00 per share. The Company raised a total of $38.4 million in gross proceeds from the initial public offering, or approximately $31.5 million in net proceeds after deducting underwriting discounts and commissions of $2.1 million and offering costs of $4.8 million. Upon the closing of the initial public offering, all shares of the Company's redeemable preferred stock and all shares of the Company's Class A common stock outstanding automatically converted into an aggregate of 4,802,970 shares of the Company's common stock. Proceeds received from the initial public offering were used to pay down indebtedness under the Company's revolving credit facility.

        As of December 31, 2012, the Company owned and operated a fleet of twelve S-64E and six S-64F model Aircranes which are used in timber harvesting, firefighting, and construction operations predominantly in North America, South America, Europe, Southeast Asia, and Australia. Nine of the Aircranes were deployed outside of North America as of December 31, 2012.

        The Company owns the Type Certificate and Production Certificate for the S-64 Aircrane which gives it the authorization to convert and remanufacture S-64 Aircranes for its own use or to sell to third parties. The Company holds a Type Certificate issued by the European Aviation Safety Agency ("EASA") certifying the S-64F model which allows the Aircrane to be sold to third parties in the European Union. The Company also holds a Repair Station Certificate which allows the Company to repair and overhaul airframes and components for Aircranes and certain other aircraft.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

        The consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP").

Principles of Consolidation

        The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and variable interest entities in which it is determined that the Company is the primary beneficiary, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810—Consolidation ("ASC 810"). Intercompany accounts and transactions between the companies have been eliminated during consolidation.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, the Company has reclassified Aircrane and support parts in process to Aircrane support parts, net on the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that directly affect the amounts reported in the consolidated financial statements. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are: (a) excess and obsolete Aircrane support parts reserves, (b) allowance for doubtful accounts, (c) income tax assets and liabilities, (d) warranty reserves and (e) CPH reserves. Management of the Company bases their estimates on historical experience and other relevant assumptions. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Foreign Currency Translation and Transactions

        The financial statements of the Company's subsidiaries CAC and EuAC are measured in their functional currencies of the Canadian dollars (C$) and Euros (€), respectively and then are translated into U.S. dollars. Generally, balance sheet accounts are translated using the current exchange rate at each balance sheet date. Results of operations are translated using the average exchange rate each month. Translation gains or losses resulting from the changes in the exchange rates from month to month are recorded in other comprehensive income ("OCI"). The financial statements of the Company's subsidiaries EACM and DAC are prepared using the U.S. dollar as their functional currency. The transactions related to these operations that are denominated in foreign currencies have been re-measured in U.S. dollars, and any resulting gain or loss is reported in total other income (expense), net.

Cash and Cash Equivalents

        The Company classifies cash on deposit in banks and cash invested in money market accounts maturing in less than three months from the original date of purchase as cash and cash equivalents. The carrying amount of these items approximates fair value. The Company's subsidiaries generally maintain cash account balances sufficient to meet their short-term working capital requirements and periodically remit funds to the parent company to pay intercompany lease, maintenance and other charges. Substantially all of the Company's cash is concentrated in a few financial institutions. At times, deposits in these institutions exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

        At December 31, 2012 and 2011, cash held in accounts in foreign institutions totaled $4.2 million and $4.5 million, of which $2.8 million and $4.2 million, respectively, was restricted cash.

Restricted Cash

        Restricted cash of $3.8 million and $5.2 million at December 31, 2012 and 2011, respectively, maintained at financial institutions, serves as collateral for performance bonds required as a part of

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

certain operating and sales contracts. Additionally, letters of credit are also used for collateral for performance bonds.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes estimates as to the overall collectability of its receivables on an ongoing basis and writes off accounts receivable after reasonable collection efforts have been made and collection is deemed questionable or not probable. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Charges increasing the allowance for doubtful accounts are recorded in selling and marketing expenses.

Aircrane Support Parts, net

        Aircrane support parts, net consist of Aircrane support parts, overhauls of certain major components, work-in-process, and Aircranes-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized for Aircrane support parts include materials, labor, and operating overhead. Overhauls on certain major components are capitalized, and then amortized based on estimated flight hours between overhauls. All aircraft require daily routine repairs and maintenance based on inspections; such maintenance costs are expensed as incurred. Periodically, Aircranes are removed from service and undergo heavy maintenance activities including inspections and repairs of the airframe and related parts as required; such costs are expensed as incurred or capitalized based on the work performed. Aircranes-in-process consists of remanufactured Aircranes in various stages of production. Costs capitalized for Aircranes-in-process include materials, labor, and operating overhead. Upon completion of an Aircrane remanufacture, based on the demand for the Company's Aerial Services, the Company may transfer an Aircrane into its fleet.

        Abnormal amounts of idle facility expense, freight, handling costs, and scrap are recorded as current-period expenses. Production overhead rates are based on the planned capacity of the production facilities and overhead costs are allocated to production based on actual direct labor hours.

        Aircrane parts are categorized as serviceable, which indicates that they are in a condition suitable for installing on an Aircrane, or repairable, which indicates that additional overhaul or repair work needs to be performed in order for the part to be certified as serviceable. Since the Company operates within a niche of the heavy-lift helicopter market, it experiences long lead times and is required to carry large quantities of spares inventory in order to ensure availability of parts for servicing its fleet of Aircranes. As a result, the accounting judgments used in the determination of the provision for excess and obsolete Aircrane support parts can vary significantly based on forecasted demand.

        Aircrane support parts, net are classified as a non-current asset in the consolidated balance sheets because they are primarily used to maintain and overhaul the Company's fleet of Aircranes, which are long term assets. Aircrane support parts which are used in operations are recorded as an element of cost of sales in the accompanying consolidated statements of comprehensive income.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Aircranes and Property, Plant, and Equipment, net

        Aircranes and property, plant, and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets as follows:

Aircranes	15 years
Buildings	20 years
Vehicles and equipment	3-5 years

        The cost of maintenance and repairs is charged to expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the life of the lease.

Impairment of Long-Lived Assets

        The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. No impairments were recorded for long-lived assets during the years ended December 31, 2012, 2011, and 2010.

Investments

        Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the investee of between 20% and 50% although other factors such as representation on the investee's board of directors and the effect of commercial arrangements are considered in determining whether the equity method of accounting is appropriate. Investments in which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method.

Deferred Offering Costs

        Deferred offering costs consist of direct incremental accounting and legal fees related to the Company's initial public offering of its common stock. Approximately zero and $2.8 million of deferred offering costs were included in prepaid expenses and other on the Company's consolidated balance sheets as of December 31, 2012 and 2011, respectively.

        In April 2012, the Company completed its initial public offering. The Company raised a total of $38.4 million in gross proceeds from the initial public offering, or approximately $31.5 million in net proceeds after deducting underwriting discounts and commissions of $2.1 million and offering costs of $4.8 million.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Debt Issuance Costs

        Debt issuance costs consist of expenditures associated with obtaining debt financing, principally legal and bank commitment fees. Such costs are deferred and amortized over the term of the related credit agreements using a method that approximates the effective interest method. Amortization of debt issuance costs was $1.2 million, $0.9 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        In connection with the full pay-off and replacement of the Company's working capital revolving line of credit in 2010, the Company wrote off deferred loan costs and expensed termination fees relating to the old debt in the amount of $2.3 million and capitalized loan costs relating to the new debt in the amount of $2.7 million. Such loan costs will be amortized to amortization of debt issuance costs over the term of the credit agreement.

Income Taxes

        The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") 740. The Company is subject to income taxes in the U.S., state, and several foreign jurisdictions. In the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining the Company's worldwide provision for income taxes and recording the related assets and liabilities.

        The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.

        The Company is subject to audit by federal, state and local taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Accordingly, the Company maintains a reserve for uncertain tax positions. The Company calculates its reserves in accordance with applicable accounting standards for accounting for uncertainty in income taxes. Changes in facts and circumstances, such as conclusion of tax audits, identification of new issues, changes in federal or state laws, or interpretations of the law, could result in material changes to the amounts recorded for such tax positions.

        The Company records accrued interest and penalties associated with uncertain tax positions in Other Income (Expense), net in the statements of comprehensive income.

Stock-Based Compensation

        Restricted stock units (RSUs) are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of the vest period. The fair value of the RSUs is based on the stock price on the date of grant. The Company recognizes the compensation costs related to restricted stock units on a straight-line basis over the requisite vesting period of the award, which is generally the vesting term of five years.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        For the Aerial Services business segment, the Company enters into short-term and medium-term service contracts with its customers, which generally range from one day to one year. Occasionally, the Company enters into multiple year contracts, with extension options for additional years. Revenue is recognized for contracts as the services are rendered and include leasing of the Aircrane, pilot and field maintenance support, and related services. The Company charges daily rates, hourly rates, and production rates (logging volume transported) depending upon the type of service being rendered. Mobilization fees, which represent recovery of the costs incurred in deploying an Aircrane to a customer, are recognized over the contract term. Revenues from timber harvesting operations in Canada and the U.S. are earned based on the number of flight hours or the timber volume and quality delivered to customers, depending on the customer contract. Revenues from timber harvesting operations in Malaysia are recorded based on the number of flight hours, or the timber volume delivered to customers, depending on the customer contract.

        Contracts for the sale of Aircranes have multiple deliverables. Such elements may include warranty, spare parts, training and crew provisioning arrangements. The Company allocates arrangement consideration based on the relative selling prices of the separate units of accounting within an arrangement containing multiple deliverables. Selling prices are determined using vendor specific objective evidence ("VSOE") of fair value, when available, third party evidence when VSOE of fair value is not available, or the Company's estimate of selling price when VSOE of fair value and third party evidence is not available.

        For the sale of Aircranes that involve significant production, modification or customization, the Company uses the percentage of completion method of accounting, when all the required criteria are met. In circumstances when the criteria for using the percentage of completion method of accounting are not met, revenue is recognized as each unit is completed, delivered, and accepted by the customer, and the rights of ownership are transferred. When total cost estimates exceed revenues, the Company accrues the estimated losses immediately.

        Revenue recognized represents the price negotiated with the customer, adjusted by any discounts. The amount reported as cost of sales is determined by specific identification of costs to remanufacture each Aircrane, plus a proportion of deferred program costs from specific modifications to the Aircrane ordered by the customer.

        The Company's Manufacturing, Repair, and Overhaul ("MRO") facilities enter into contracts that require maintenance, repair, overhaul and/or assembly of various major components and other Aircrane parts. In all such instances, revenues and costs are deferred until the repair work is completed and the customer accepts the final product. Additionally, this business sells spare parts; revenue and cost of sales are recorded when spare parts are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured, and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue and cost of sales upon delivery or customer acceptance, depending on the terms of the sales agreement. Cost Per Hour ("CPH") contracts are accounted for on a long-term contract basis; revenues are recognized based upon negotiated hourly rates and applicable flight hours earned, and profitability of the contract is based upon estimated costs over the life of the contract.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Warranty and Cost-Per-Hour Reserves

        Sales of Aircranes to third parties include limited warranty provisions that require the Company to remedy deficiencies in quality or performance of its products over a specified period of time, generally from two to five years depending on the type of part, component or airframe, including technical assistance services. Warranty reserves are established at the time that revenue is recognized at levels that represent the estimate of the costs that will be incurred to fulfill those warranty requirements. (See "Note 15—Warranty Reserves and Cost Per Hour ("CPH") Reserves")

        The Company offers CPH contracts pursuant to which the Company provides components and expendable supplies for a customer's aircraft at a fixed cost per flight hour. The Company estimates the total covered maintenance costs for the aircraft over the coverage period based on historical trends. The amount of the accrual is estimated on a per flight hour basis and recorded as the hours are flown on the aircraft. The timing of cash paid for repairs and maintenance on the aircraft will impact the balance of the accrual. (See "Note 15—Warranty Reserves and Cost Per Hour ("CPH") Reserves")

Risks and Uncertainties

        The Company performs aerial services operations, sells Aircranes and spare parts, and performs other services throughout the world. Customers outside the U.S. accounted for 53.3%, 55.8%, and 62.5% of consolidated revenue during 2012, 2011 and 2010, respectively. Services are performed for customers in the timber harvesting, firefighting, and construction industries, which are periodically subject to economic disruptions. The Company had revenues from two, two and four customers in excess of 10% of the total revenues for the years ended December 31, 2012, 2011, and 2010, respectively.

        The following is a summary of customers that accounted for at least 10% of the Company's net revenues in 2012, 2011, or 2010:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
U.S. Forest Service	28.6%	27.2%	24.4%
Italian Ministry of Civil Protection	12.9%	15.9%	13.8%
Samling Global	3.2%	7.0%	12.3%
Hellenic Fire Brigade	—%	8.4%	11.0%

	44.7%	58.5%	61.5%

        On May 23, 2012, the Company entered into a three year agreement with the NATO Maintenance and Supply Agency ("NAMSA"), pursuant to which the Company has agreed to supply aerial firefighting services in Greece for the 2012 to 2014 firefighting seasons. Prior to the agreement with NAMSA the Company contracted directly with the Hellenic Fire Brigade to provide firefighting services for Greece. For the year ended December 31, 2012, NAMSA accounted for 6.8% of the Company's total net revenues.

        The Company performs ongoing credit evaluations of its customers and believes it has made adequate provisions for potential credit losses. The Company does not generally require collateral on

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

accounts receivable; however, under certain circumstances, the Company obtains a letter of credit or requires prepayment prior to performing services. The Company estimates its allowance for doubtful accounts using a specific identification method based on an evaluation of payment history, the customer's credit situation, and other factors. At December 31, 2012, three customers made up 54.3% of the Company's accounts receivable balance. At December 31, 2011, three customers made up 52.5% of the Company's accounts receivable balance. Allowance for doubtful accounts was $0.5 million and $0.5 million at December 31, 2012 and 2011, respectively.

        Three customers represented the following as a percentage of total Accounts Receivable:

	As of December 31, 2012	As of December 31, 2011
Italian Ministry of Civil Protection	15.5%	18.9%
Hellenic Fire Brigade	23.9%	21.6%
Helicorp	14.9%	12.0%

	54.3%	52.5%

        The Company operates within the aviation industry where certain vendors constitute the sole source for FAA-approved parts. The loss of certain suppliers could cause a material business disruption to the Company.

        The Company operates in portions of Europe that have been significantly affected by the global recession, such as Greece and Italy, and the Company bears risk that existing or future accounts receivable may be uncollectible if these customers experience curtailed government spending.

Fair Value of Financial Instruments

        The fair value of the Company's cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to their short-term maturities. The fair value of bank borrowings and long-term debt approximate carrying value due to the variable rate nature of the indebtedness.

Fair Value Measurements

        Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

        Fair value measurements are classified and disclosed in one of the following three categories:

  •
  Level 1:  Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

  •
  Level 2:  Valuations based on other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

  •
  Level 3:  Valuations based on inputs that are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.

        The Company's foreign currency forward contracts were measured at fair value within Level 2 of the fair value hierarchy at December 31, 2012 and 2011, which is valued using quoted market prices for contracts with similar terms and maturity dates. (See "Note 14—Derivative Instruments and Hedging Activities")

Derivative Instruments and Hedging Activities

        The Company is subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. The Company's exposure to foreign currency movements is partially mitigated through naturally offsetting asset and liability currency positions. In Southeast Asia, the Company generally enters into U.S. dollar denominated contracts for its services, which reduces foreign currency risk. The Company periodically enters into foreign currency hedging transactions to mitigate risk of foreign currency movements in Europe, Australia, and Canada. A significant percentage of the Company's revenues are denominated in a currency other than the U.S. dollar, whereas a substantial portion of its costs are incurred in U.S. dollars. The Company uses hedging strategies to manage and minimize the impact of exchange rate fluctuations on its profits. (See "Note 14—Derivative Instruments and Hedging Activities")

        All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. The Company uses derivative instruments to principally manage cash flow risks from revenue which is expected to be recognized from executed contracts for the future delivery of goods or services. Revenues from such customer contracts are recorded in U.S. dollars at the contract rate and the impact of the foreign currency forward contract is recognized in gross margin and operating income at the time of revenue recognition. At the end of each accounting period, the value of each outstanding foreign currency forward contract is marked to market in the balance sheet on the basis of the then prevailing forward exchange rate. Revenues which are not hedged are translated into U.S. dollars at the average exchange rate during the month the services are rendered. All changes in fair value of the Company's foreign currency forward contracts have been recorded in the consolidated statement of operations because they do not meet the requirements for deferral accounting. The Company does not enter into foreign currency forward contracts for trading or speculative purposes.

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

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        At December 31, 2012, EuAC consolidated variable interest entity assets and liabilities were $8.5 million and $5.8 million, respectively, a decrease of $3.2 million and $3.5 million from 2011, respectively. At December 31, 2011, consolidated variable interest entity assets and liabilities were $11.7 million and $9.3 million, respectively. Noncontrolling interest of $1.0 million and $0.9 million relates to the other owners' stockholdings and is reflected in stockholders' equity in the accompanying consolidated balance sheets at December 31, 2012 and December 31, 2011.

Environmental Remediation

        The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. The Company periodically assesses, based on environmental studies, expert analyses and legal reviews, the Company's contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. The Company immediately accrues and charges to current expense identified exposures related to environmental remediation sites based on its best estimate within a range of potential exposure for investigation, cleanup and monitoring costs to be incurred. (See "Note 12—Commitments and Contingencies")

Research and Development Costs

        Research and development costs predominately consist of internal labor costs and engineering tooling design costs, which are charged to expense when incurred. The Company's research and development expense totaled $4.7 million, $4.8 million, and $6.4 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Earnings (Loss) per Common Share

        Basic earnings (loss) per common share ("Basic EPS") is computed by dividing net income attributable to common stockholders after the reduction of earnings allocated to preferred stock by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities.

        Diluted earnings (loss) per common share ("Diluted EPS") gives effect to all dilutive potential common stock outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        The computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2012, 2011 and 2010 includes 6,981,027, 1,000, and 1,000 shares of outstanding common stock, respectively, since there are no dilutive potential common shares. For the year ended December 31, 2012, the computation of diluted earnings (loss) per common share excluded 158,557 shares due to their anti-dilutive effect.

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss) and the effects on the consolidated financial statements of translating the financial statements of the Company's international subsidiaries. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss). The Company's accumulated other comprehensive income (loss) is presented as a component of equity in the consolidated balance sheets and consists of the cumulative amount of the Company's foreign currency translation adjustments, net of tax impact.

Segment Reporting

        The Company determines its reportable segments based on the guidance in FASB ASC 280—Segment Reporting ("ASC 280"). The Company defines its operating segments as components of its business where separate financial information is available and is routinely evaluated by the chief operating decision maker. The chief operating decision maker reviews financial information based upon the nature of the products and services the Company offers.

        The Company's two reportable segments are Aerial Services, and Aircraft Manufacturing and Maintenance Repair and Overhaul ("Manufacturing / MRO"). Activities within each operating segment are as follows:

  •
  Aerial Services—This segment offers a broad range of heavy-lift helicopter services via the Company's worldwide fleet, including firefighting, timber harvesting, infrastructure construction, and crewing services.

  •
  Manufacturing / MRO—This segment manufactures Aircranes from existing airframes, manufactures new components on a contract basis, and provides customers with Federal Aviation Administration and European Aviation Safety Agency certified maintenance, and MRO services in the Company's AS9100 certified facility. AS9100 is a widely adopted and standardized quality management system for the aerospace industry.

        The Company has evaluated the activities within each of the operating segments and has determined that these activities meet the aggregation requirements within ASC 280 in that they have similar economic characteristics and share fundamental characteristics including the nature of the products, production processes, customers, and distribution channels.

Recent Accounting Pronouncements

        In February 2013 the FASB issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial position, results of operations, or cash flows.

        In December 2011 the FASB issued ASU No. 2011-11 "Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities," requiring new disclosures about financial instruments and derivative instruments that are either offset by or subject to an enforceable master netting arrangement or similar agreement. The standards update was effective for annual reporting periods beginning on or after January 1, 2013, to be applied retrospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial position, results of operations, or cash flows.

Note 3. Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Trade accounts receivable	$23,387	$26,432
Other receivables	1,519	572
Less: Allowance for doubtful accounts	(460)	(476)

	$24,446	$26,528

        Following are the changes in the allowance for doubtful accounts during the year ended (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of period	$476	$1,360	$556
Additions	12	459	804
Amounts written off	(28)	(1,343)	—

Balance at end of period	$460	$476	$1,360

        The Company had bad debt expense in the years ended December 31, 2012, 2011, and 2010 of $0.1 million, $2.5 million, and $0.8 million, respectively.

Note 4. Aircrane Support Parts, net

        Aircrane support parts, net consist of Aircrane parts, overhauls of certain major components, work-in-process, and Aicranes-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized for Aircrane support parts include materials, labor, and operating overhead. Overhauls on certain major components are capitalized, and then amortized based

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Aircrane Support Parts, net (Continued)

on estimated flight hours between overhauls. Aircranes-in-process consists of remanufactured Aircranes in various stages of production. Costs capitalized for Aircranes-in-process include materials, labor, and operating overhead. Upon completion of an Aircrane remanufacture, based on the demand for the Company's Aerial Services, the Company may transfer an Aircrane into its fleet. As of December 31, 2012 and 2011, there were one and two Aircranes, respectively, in Aircranes-in-process being remanufactured. During the year ended December 31, 2012, the Company transferred one Aircrane from Aircranes-in-process into its fleet.

        Aircrane support parts, net consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Aircrane parts	$71,331	$50,572
Major component overhauls	36,256	30,777
Work-in-process	23,303	25,827
Aircranes-in-process	8,451	27,161
Less: Excess and obsolete reserve	(6,060)	(5,050)

	$133,281	$129,287

        Following are the changes in the excess and obsolete reserve during the years ended (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of period	$5,050	$3,575	$3,575
Increase in reserves	1,662	1,565	—
Amounts written off	(652)	(90)	—

Balance at end of period	$6,060	$5,050	$3,575

Note 5. Aircranes and Property, Plant and Equipment

        Aircranes consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Aircranes	$82,735	$54,264
Less: accumulated depreciation	(16,062)	(11,976)

	$66,673	$42,288

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Aircranes and Property, Plant and Equipment (Continued)

        The following table presents the changes in Aircranes employed in the Company's fleet as of December 31, 2010, 2011, and 2012 respectively:

	Change in Aircranes	Total Aircranes Employed
Aircranes employed in fleet at December 31, 2010		17

Aircranes employed in fleet at December 31, 2011		17
Aircranes transferred from inventory	1
Aircranes purchased	1
Aircranes removed from fleet for maintenance	(1)

Aircranes employed in the Company's fleet at December 31, 2012		18

        Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Land and land improvements	$308	$308
Buildings	1,499	1,472
Vehicles and equipment	22,702	14,566
Construction-in-progress	2,837	7,352

	27,346	23,698
Less: accumulated depreciation	(12,911)	(9,357)

	$14,435	$14,341

        Depreciation expense for Aircranes and property, plant and equipment was $9.0 million, $7.3 million, and $4.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

        Repairs and maintenance costs were $18.2 million, $17.2 million, and $13.9 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Accrued and Other Current Liabilities

        Accrued and other current liabilities consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Payroll and related taxes	$6,630	$3,627
Cost per hour	3,569	2,770
Advance from Cambiano (see Note 7)	2,025	3,330
Deferred Revenue	1,242	4,384
Interest	1,099	58
Forward contracts	416	22
Warranty	—	1,015
Other	4,681	4,117

Total	$19,662	$19,323

Note 7. Debt

        Outstanding debt consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Term Debt	$48,750	$55,250
Revolving Line of Credit	22,452	51,783
Subordinated Notes	26,674	23,537

	$97,876	$130,570

Term Debt and Revolving Line of Credit

        At the end of June 2010, the Company entered into a credit agreement with a bank syndicate led by Wells Fargo Bank, National Association (Wells Fargo), which consists of up to $132.5 million in senior credit facilities, including a $65.0 million term loan facility and a revolving credit facility of up to $67.5 million. As of December 31, 2012, the Company classified the debt outstanding under its credit agreement as current debt due to the maturity date of its credit agreement of June 24, 2013. The Company is currently in discussions with its lenders to refinance its credit agreement.

        In March 2013, the Company received a binding commitment leter from a bank syndicate led by Wells Fargo Capital Finance, LLC regarding funding of an agreement which consists of up to $165.0 million in senior secured credit facilities. The commitment expires on April 15, 2013.

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

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Debt (Continued)

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

        The senior credit facilities contain several affirmative and negative covenants, including a leverage ratio test based on maximum senior Funded Indebtedness (excluding subordinated debt) to Bank EBITDA, a minimum fixed charge coverage ratio, and a minimum tangible net worth test for certain periods in 2012. The indebtedness under the senior credit facilities is secured by liens on substantially all of the Company's assets, including the Company's interests in its subsidiaries, the Company's real and personal property, and interests in property and proceeds thereof, including, but not limited to, intangible assets, the type certificates and supplemental type certificates for the Company's aircraft. On August 3, 2012, the Company amended its credit agreement to revise its minimum fixed charge coverage ratio to allow for the debt reclassification from long term to short term as of June 30, September 30, and December 31, 2012. Absent this amendment the Company would not have been in compliance with the agreement's minimum fixed charge coverage ratio at June 30, September 30, and December 31, 2012. The Company was in compliance with all of its covenants under the credit agreement as of December 31, 2012.

        The outstanding balance under the revolving credit facility at December 31, 2012 and December 31, 2011, excluding letters of credit, was $22.5 million and $51.8 million, respectively.

        The weighted average interest rate for borrowings under the revolving credit facility for the year ended December 31, 2012 and December 31, 2011 was 3.98% and 5.35%, respectively. The interest rate at December 31, 2012 and December 31, 2011 was 3.75% and 3.61%, respectively. Maximum borrowing availability was $43.0 million and $13.4 million as of December 31, 2012 and December 31, 2011, respectively. The Company had $2.0 million and $2.3 million of outstanding standby letters of credit issued under the facility as of December 31, 2012 and December 31, 2011, respectively.

        The weighted average interest rate for the term loan borrowings for the year ended December 31, 2012 and 2011 was 3.35% and 4.73%, respectively. At December 31, 2012 and December 31, 2011 the outstanding balance under the term loan facility was $48.8 million and $55.3 million, respectively. The interest rate at December 31, 2012 and December 31, 2011 was 3.13% and 3.17%, respectively.

Working Capital Guarantee Credit Agreement

        On June 30, 2011, in connection with an amendment to the credit agreement, the Company obtained a separate line of credit with Wells Fargo for up to $10.0 million, pursuant to which Wells Fargo issues standby letters of credit to the Company's certain non-domestic customers for the purpose of assuring the Company's performance of its obligations to such customers. Letters of credit outstanding under this separate line of credit are excluded from the Company's calculation of financial covenants for our senior credit facilities. The standby letters of credit are required to be collateralized by up to $1.0 million in funds obtained from the Company through the issuance of promissory notes to

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Debt (Continued)

ZM Private Equity Fund I, L.P., in the initial principal amount of $700,000 and to ZM Private Equity Fund II, L.P. in the initial principal amount of $300,000. No periodic principal or interest payments are required and the notes mature no earlier than June 30, 2016. In connection with the initial public offering in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum. As of December 31, 2012 and December 31, 2011 the Company had $4.6 million and $8.6 million, respectively, in outstanding standby letters of credit under this line of credit.

Subordinated Notes

        On June 30, 2010, the Company issued unsecured subordinated promissory notes with an aggregate principal amount of $8.5 million to ZM Private Equity Funds I and II, L.P. at an initial interest rate of 20.0% per annum. No periodic principal or interest payments are required and the promissory notes mature on June 30, 2015. Interest payments are accrued to principal on a quarterly basis. The promissory notes can be prepaid at any time prior to maturity, at the Company's option, at the original principal amount plus accrued interest without any prepayment penalties, subject to limitations under the agreement. In connection with the Company's initial public offering in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum.

        On June 30, 2011, in connection with an amendment to the credit agreement, the Company issued an additional $10.0 million of unsecured subordinated promissory notes to ZM Private Equity Funds I and II, L.P. at an initial interest rate of 20.0% per annum. No periodic principal or interest payments are required and the notes mature on June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement as disclosed above, the Company issued $1.0 million in unsecured subordinated promissory notes to ZM Private Equity Funds I and II. In connection with the Company's initial public offering in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum.

        The weighted average interest rate for all subordinated notes for the year ended December 31, 2012 and 2011 was 12.90% and 20.00%, respectively. The interest rate was 10.0% and 20.0% and the balance was $26.7 million and $23.5 million at December 31, 2012 and December 31, 2011, respectively

Bank EBITDA

        Bank EBITDA assists management in monitoring management's ability to undertake key investing and financing functions such as making investments and incurring additional indebtedness, which may be prohibited by the covenants under the credit facilities unless the Company meets certain financial ratios and tests.

        In addition to adjusting net income (loss) to exclude interest expense, provision for (benefit from) income taxes and depreciation and amortization of debt issuance costs, Bank EBITDA also adjusts net income by excluding non-cash unrealized mark-to-market foreign exchange gains (losses), specified litigation expenses up to a maximum of $2.0 million for any 12-month period, certain management fees, gains from sale of equipment, non-cash charges arising from awards to employees relating to equity interests, non-cash charges relating to financings, initial public offering costs related to non-capitalized expenses up to a maximum of $2.0 million, certain fourth quarter 2010 charges up to a maximum of $11.6 million and other unusual, extraordinary, non-recurring non-cash costs. For each calculation of Bank EBITDA made as of the end of the quarters ending June, September, December 2011, and

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Debt (Continued)

March 2012, Bank EBITDA also includes an amount equal to the $10.0 million in new unsecured subordinated promissory notes dated June 30, 2011 and any additional subordinated debt issued in connection with an equity cure under the credit agreement. The Company has complied with the requirements of its debt covenants at December 31, 2012.

        Outstanding debt maturity schedule is as follows (in thousands):

	Term Debt	Revolving Line of Credit	Subordinated Notes	Total
2013	$48,750	$22,452	$—	$71,202
2014	—	—	—	—
2015	—	—	12,919	12,919
2016	—	—	13,755	13,755

	$48,750	$22,452	$26,674	$97,876

Advance from Cambiano

        On July 29, 2008, EuAC entered into an Agreement with Banca Di Credito Cooperativo Di Cambiano ("Cambiano") whereby EuAC may request advances up to €6.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. At December 31, 2012 and 2011, there were $2.0 million (€1.5 million) and $3.3 million (€2.6 million) advances outstanding, respectively, under this arrangement included within accrued liabilities. The agreement may be canceled by either party at any time.

        On August 4, 2008, EuAC executed a bank guarantee and pledged €3.0 million as restricted cash in connection with a performance guarantee for a four-year leasing contract in Italy; these restrictions will expire in June 2013. Following receipt of the restricted cash, Cambiano issued a letter of credit for the performance bond. In the third quarter of 2012, the restricted cash amount was reduced to $2.6 million (€2.0 million), in conjunction with the reduction in the corresponding letter of credit. The Company has classified the restricted cash related to the pledges as current assets based on the anticipated release date of the restriction.

Note 8. Income Taxes

        For financial reporting purposes, income (loss) before noncontrolling interest and income taxes by taxing jurisdiction is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
U.S. and other	$24,407	$9,842	$(8,619)
Canada	101	158	(3,988)
Italy	1,341	1,334	1,028

Income (loss) before noncontrolling interest and income taxes	$25,849	$11,334	$(11,579)

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes (Continued)

        Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current income tax expense (benefit):
U.S. Federal income taxes	$1,028	$(10,055)	$300
State and local income taxes	59	21	(23)
Foreign income taxes	6,444	519	(312)

Total current income tax expense (benefit)	$7,531	$(9,515)	$(35)
Deferred income tax expense (benefit):
U.S. Federal income taxes	2,375	4,269	(3,196)
State and local income taxes	303	441	(313)
Foreign income taxes	4	(121)	—

Total deferred income tax expense (benefit)	2,682	4,589	(3,509)

Total income tax expense (benefit)	$10,213	$(4,926)	$(3,544)

        A reconciliation from the U.S. statutory rate to the effective tax rate is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Tax at U.S. statutory rate	$9,047	$3,967	$(3,937)
State taxes, net of federal benefit	569	249	(130)
Nondeductible expenses	333	313	230
Foreign tax rate differences	(55)	57	457
Non-deductible receivable allowance	295	—	272
Foreign tax credits	(6,124)	(129)	(260)
Change in tax contingency items	5,964	(9,451)	—
Other, net	184	68	(176)

Total income tax expense (benefit)	$10,213	$(4,926)	$(3,544)

        Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes (Continued)

expected to be in effect when taxes are paid or recovered. Significant components of the Company's deferred tax assets and liabilities and balance sheet classifications are as follows (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Accrued and other current liabilities	$1,129	$723
Accrued benefits	574	512
Accrued incentive compensation	959	—
Warranty reserve	—	376
Cost per hour accruals	1,322	1,026
Allowance for doubtful accounts reserve	47	1,096
Foreign currency mark-to-market adjustments	—	74
Inventory reserve	2,245	1,871
Advance Payments	—	3,003
Foreign tax credits	7,779	624
Research credits	636	542
Net operating loss carryforwards	5,117	8,228

Total deferred tax assets	19,808	18,075

Deferred tax liabilities:
Tax-over-book depreciation and amortization	(18,163)	(17,237)
Basis difference in Aircrane support parts	(10,516)	(7,128)
Prepaid expenses and deferred costs	(402)	(302)

Total deferred tax liabilities	(29,081)	(24,667)

Net deferred tax assets (liabilities)	$(9,273)	$(6,592)

Net current deferred tax assets	$8,208	$7,602

Net noncurrent deferred tax liabilities	(17,481)	(14,194)

Net deferred tax assets (liabilities)	$(9,273)	$(6,592)

        Federal net operating loss carryforwards of approximately $14.0 million at December 31, 2012 begin to expire in 2032. Foreign tax credit carryforwards of approximately $7.8 million at December 31, 2012 expire from 2020 to 2022. Research credit carryforwards of approximately $0.4 million as of December 31, 2012 expire from 2029 to 2031. State net operating loss carryforwards of approximately $4.7 million at December 31, 2012 expire from 2013 through 2031. State research and development credits of $0.2 million at December 31, 2012 expire from 2013 to 2016.

        U.S. income taxes are not calculated on the undistributed earnings of the Company's foreign subsidiary in Canada, Canadian Air-Crane Ltd. ("CAC"), because of the intent to reinvest these earnings. At December 31, 2012, the amounts of undistributed earnings, which are considered indefinitely reinvested, are approximately $2.1 million (C$2.0 million) for CAC. The Company does not believe it is practicable to estimate the tax effect of CAC's permanently reinvested earnings.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits January 1, 2012	$—
Gross increases—tax positions in prior periods	—
Gross decreases—tax positions in prior periods	—
Gross increases—current period	5,964
Gross decreases—current period	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits December 31, 2012	$5,964

        An IRS federal income tax audit of the 2006 tax return was initiated in 2009. The field agent issued audit reports on the tax years 2005 and 2006 related to the utilization of certain foreign tax credits in the amount of $9.5 million, of which the amounts being assessed were fully reserved as unrecognized tax benefits. The Company successfully defended its position in the IRS Appeals Division and the IRS issued a final report in 2011 vacating their previous position. As a result, the Company recorded a reversal of interest expense of $2.7 million and a tax benefit of $9.5 million during 2011.

        In 2012, unrecognized tax benefits of $5.7 million and $0.3 million were recorded for Greece and Peru for potential income taxes that may be due in each country if the Company is determined to have a permanent establishment in the foreign jurisdiction that would require tax to be paid. Payment of tax in these countries would result in a foreign tax credit in the United States which the Company has included in its deferred assets for the year. Management is currently evaluating the permanent establishment issue to determine if it agrees and believes it is reasonably possible the resolution of the issue could occur by the end of 2013 at which time the unrecognized tax benefit would be removed through a successful resolution or settlement.

        The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income (expense), net. During the year ended December 31, 2012 the Company recognized approximately $0.8 in interest and penalties, which was the total estimated amount of interest and penalties related to unrecognized tax benefits accrued at December 31, 2012.

        The Company is subject to income taxes in the U.S., state, and several foreign jurisdictions. Depending on the jurisdiction, the Company is generally no longer subject to state or foreign examinations by tax authorities for years prior to the December 31, 2008 tax year. The tax year which remains open to examination in Italy is 2008. The tax years which remain open to examination in the U.S. are 2009 through 2012.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Authorized Capital Stock

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

        In April 2012, the Company completed its initial public offering of common stock. In connection with the initial public offering, the Company amended its certificate of incorporation to authorize the Company to issue up to 110,000,000 shares of Common Stock and up to 10,000,000 shares of Preferred Stock. Upon the closing of the initial public offering, all outstanding shares of Series A Redeemable Preferred Stock and all outstanding shares of Class A Common Stock automatically converted into an aggregate of 4,802,970 shares of the Company's common stock.

        The Board of Directors is authorized, at any time, to provide for the issuance of shares of Preferred Stock, in one or more series with such designations, preferences and rights, and such qualifications, limitations and restrictions, as shall be set forth in the resolutions of the Board of Directors providing for the issuance thereof.

Note 10. Employee Benefit Plans

        The Company maintains the Erickson Air-Crane 401(k) Profit Sharing Plan for substantially all full-time U.S. employees. Under the plan, participating U.S. employees may defer up to 100% of their pretax salary, subject to the annual IRS limitation, which was $17,000, for the year ended December 31, 2012, and $16,500 for the years ended December 31, 2011, and 2010. The Company may make a discretionary matching contribution, determined annually, equal to a uniform percentage or dollar amount per Plan participant. The Company contributed $0.4 million, $0.3 million, and $0.4 million for the years ended December 31, 2012, 2011, and 2010.

        Canadian Air-Crane Ltd. maintains a Group Registered Retirement Savings Plan for salaried employees in Canada. Under this plan, participating Canadian employees may defer up to 18% of their pretax salary, subject to a maximum amount per year of C$22,970, C$22,450 and C$22,000 for 2012, 2011, and 2010, respectively. The Company may contribute up to 6% of an employee's compensation. The Company stopped contributions on April 4, 2009 and reinstated contributions on January 1, 2011. The total Company contribution amounts under this plan were $0.1 million, $0.1 million and zero for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 11. Reportable Segments

        ASC 280-10-50—Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Based on the nature of its products and services, the Company operates in two business segments: Aerial Services, and Manufacturing / MRO.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Reportable Segments (Continued)

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

        The following table sets forth information about the Company's operations by its two reportable segments and by geographic area. Amounts identified as "Corporate" are assets or expenses that are not allocated to a specific segment:

Revenue by Reportable Segment

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net revenues:
Aerial Services	$161,405	$138,637	$105,747
Manufacturing / MRO	19,419	14,132	12,493

Total net revenues	$180,824	$152,769	$118,240

Gross Profit by Reportable Segment

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Gross profit:
Aerial Services	$51,782	$45,071	$24,394
Manufacturing / MRO	9,637	402	4,842

Total gross profit	$61,419	$45,473	$29,236

Depreciation Expense by Reportable Segment

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Depreciation expense:
Aerial Services	$6,338	$5,477	$3,570
Manufacturing / MRO	1,352	1,343	1,112
Corporate	1,286	480	63

Total depreciation expense	$8,976	$7,300	$4,745

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Reportable Segments (Continued)

Capital Expenditures by Reportable Segment

(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Capital expenditures:
Aerial Services	$21,182	$6,556	$9,906
Manufacturing / MRO	1,012	1,516	2,351
Corporate	542	3,341	2,343

Total capital expenditures	$22,736	$11,413	$14,600

Assets by Reportable Segment

(Dollars in thousands)	December 31, 2012	December 31, 2011
Assets:
Aerial Services	$138,528	$109,229
Manufacturing / MRO	95,152	97,549
Corporate	23,143	27,133

Total assets	$256,823	$233,911

Revenue by Geographic Area

        For the Aerial Services business segment, revenues are attributed to geographic area based on the country where the services were performed; for the Manufacturing / MRO business segment, revenues are attributed to geographic area based on the country in which the customer is located.

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net revenues:
North America	$107,613	$84,150	$60,176
Europe	37,362	37,466	34,322
South America	13,465	3,583	—
Asia	11,262	16,524	16,543
Australia	11,122	11,046	7,199

Total net revenues	$180,824	$152,769	$118,240

Note 12. Commitments and Contingencies

Environmental Remediation Matters

        The Company is continuing to participate in remediating environmental damage resulting from the identification of hazardous substances at its Central Point, Oregon facility. Under the Asset Purchase Agreement with Erickson Group, Ltd. ("Erickson Group"), a previous owner of the Company, Erickson Group agreed to bear the financial responsibility for the payment of the first $1.5 million of

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Commitments and Contingencies (Continued)

the cleanup costs. Erickson Group and the Company shall each bear one-half of the financial responsibility for the payment of the next $1.0 million of cleanup costs, and any aggregate costs in excess of $2.5 million will be the sole responsibility of Erickson Group. Erickson Group is responsible for directing and controlling the remediation efforts. Since 2000, the Company has paid $0.4 million to Erickson Group for a portion of its exposure on the $0.5 million layer of financial responsibility and has recorded a liability for the remaining $0.1 million exposure on its remaining share. Environmental consultants indicate that the Central Point site may require monitoring for another 20 years; therefore, the Company believes the full amount of its financial share will ultimately be paid.

Legal Proceedings

        The Company is party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that management believes would have a material adverse effect on the Company's consolidated financial position or results of operations.

Put Option

        On October 1, 2012, the Company entered into an Aircraft Purchase Agreement to purchase the S-64F Aircrane and Aircrane support parts from SDG&E for a total purchase price of $21.75 million. The total consideration was comprised of the following: $18.1 million for the Aircrane, $1.9 million for support parts and supplies and Aircrane accessories, and $1.8 million for the relief of the liability associated with the CPH contract. As a result of this transaction, SDG&E's put option right under the original sales agreement, in 2009, was extinguished. The put option right would have, if exercised, required the Company to repurchase on July 31, 2013, at the determined fair value of the asset, the S-64F Aircrane.

        The Aircraft Purchase Agreement also terminated a preexisting cost per hour contract between the Company and SDG&E, which released the Company from its performance obligations under the contract. The early termination of the contract resulted in an acceleration of deferred revenue of $5.7 million and a decrease in cost of revenues for the reversal of the CPH reserve of $0.6 million, for a net approximate impact to gross profit of $6.3 million and an increase to net income of $3.8 million. The Aircrane was added to the Company's fleet on October 1, 2012.

Operating Leases

        The Company owns substantially all of its property, periodically leases certain premises on a short term basis, and leases a minor amount of its facilities and certain other property under noncancelable operating lease agreements that expire on various dates through May 2032. Certain leases have renewal options. Operating lease expense was $0.7 million, $0.7 million and $0.7 million, for the years ended

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Commitments and Contingencies (Continued)

December 31, 2012, 2011 and 2010, respectively. Minimum future lease payments under noncancelable operating leases at December 31, 2012 are as follows (in thousands):

Year ending December 31:
2013	$501
2014	266
2015	178
2016	158
2017	128
Thereafter	391

$1,622

Outstanding Purchase Orders

        As of December 31, 2012, the Company had $22.6 million of outstanding purchase orders for scheduled parts deliveries through 2014, all in the ordinary course of business and the majority of which were cancellable.

Note 13. Related Party Transactions

Second Lien Debt

        Lenders of Second Lien Debt to the Company include ZM Private Equity Funds I and II, L.P, which are affiliates of the Company through common ownership.

        On June 30, 2010, concurrent with the refinancing of the Company's senior debt, the Company used proceeds from the senior credit facilities to partially pay-down $11.5 million of its $20.0 million Second Lien Debt, with ZM Private Equity Funds I and II, L.P. The remaining $8.5 million was exchanged for unsecured subordinated promissory notes at a rate of 20.0% per annum, which is payable in kind by increasing the principal amount of such notes and is payable quarterly. No periodic principal or interest payments are required and the promissory notes mature on June 30, 2015. In connection with the initial public offering in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum.

        On June 30, 2011, in connection with an amendment to the credit agreement, an additional $10.0 million of unsecured subordinated promissory notes were issued to ZM Private Equity Funds I and II, L.P. at a rate of 20.0% per annum, which is payable in kind by increasing the principal amount of such notes and is payable quarterly. No periodic principal or interest payments are required and the promissory notes mature on June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement, the Company issued $1.0 million in unsecured subordinated promissory notes to ZM Private Equity Funds I and II, L.P. at a rate of 20.0% per annum, which is payable in kind by increasing the principal amount of such notes and is payable quarterly. In connection with the initial public offering in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum.

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Derivative Instruments and Hedging Activities

        The Company has entered into a number of foreign currency forward contracts. The purpose of these transactions is to reduce the impact of future currency fluctuations related to anticipated cash receipts from expected future revenue that is denominated in a currency other than U.S. dollars. The change in the valuation of the foreign currency forwards portfolio is recorded within unrecognized or recognized gain (loss) in the accompanying consolidated statements of comprehensive income. Outstanding balances of foreign currency forward contracts in asset positions at year end are included in prepaid expenses and other assets if maturing within one year, or other noncurrent assets if maturing beyond one year within the accompanying consolidated balance sheets. Outstanding balances of foreign currency forward contracts in liability positions at year end are included in accrued and other current liabilities if maturing within one year, or other long-term liabilities if maturing beyond one year within the accompanying consolidated balance sheets (See "Note 2—Summary of Significant Accounting Policies")

        A summary of open foreign currency forward contracts at December 31, 2012 and 2011 are as follows (all contracts are obligations for the Company to deliver foreign currency—i.e., short positions) (in thousands):

Purpose/Maturity	Foreign Quantity		Contract Value	Market Value	Asset (Liability)
2012:
Australia—Aerial operations maturing through March 2013	AUD	6,865	$6,673	$7,089	$(416)

			$6,673	$7,089	$(416)

Purpose/Maturity	Foreign Quantity		Contract Value	Market Value	Asset (Liability)
2011:
Italy—Aerial Operations maturing through December 2012		€2,848	$3,948	$3,702	$246
Greece—Aerial Operations maturing through December 2012		€13,718	18,789	17,790	999
Australia—Aerial Operations maturing through March 2013	AUD	17,848	16,417	17,746	(1,329)

			$39,154	$39,238	$(84)

Note 15. Warranty Reserves and Cost Per Hour ("CPH") Reserves

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

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Warranty Reserves and Cost Per Hour ("CPH") Reserves (Continued)

        Warranty expense, net was a $0.5 million credit, $0.9 million expense, and zero for the years ended December 31, 2012, 2011, and 2010 respectively. As of December 31, 2012 and December 31, 2011 warranty liability reserve was zero and $1.0 million, respectively. All warranty periods expired at December 31, 2012.

        A summary of the warranty reserves related to sales of Aircranes consisted of the following (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of period	$1,015	$1,244	$1,705
Increases to reserves	—	879	—
Warranty provided or expired	(1,015)	(1,108)	(461)

Balance at end of period	$—	$1,015	$1,244

        The Company offers CPH contracts pursuant to which the Company provides components and expendable supplies for a customer's aircraft at a fixed cost per flight hour. The Company estimates the total covered maintenance costs for the aircraft over the coverage period based on historical trends. The amount of the accrual is estimated on a per flight hour basis and recorded as the hours are flown on the aircraft. The timing of cash paid for repairs and maintenance on the aircraft will impact the balance of the accrual.

        Net CPH expense was $5.3 million, $5.2 million, and $3.3 million for the years ended December 31, 2012, 2011, and 2010 respectively. As of December 31, 2012 and December 31, 2011 CPH liability reserve was $3.6 million and $2.8 million, respectively.

        A summary of the CPH reserves consisted of the following (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of period	$2,770	$2,905	$951
Increases to reserves	5,282	5,220	3,277
Maintenance and repairs provided	(4,483)	(5,355)	(1,323)

Balance at end of period	$3,569	$2,770	$2,905

Note 16. Seasonality

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

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Earnings (Loss) Per Share

        The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings (loss) per share. The following table shows the computation of basic and diluted earnings (loss) per share.

(in thousands, except share and per share data)	December 31, 2012	December 31, 2011	December 31, 2010
Net income (loss) attributable to common shareholders	$12,435	$6,719	$(16,176)
Basic weighted average shares outstanding	6,981,027	1,000	1,000
Dilutive effect of share based awards	—	—	—

Dilutive weighted average shares outstanding	6,981,027	1,000	1,000
Basic earnings (loss) per share	$1.78	$6,718.57	$(16,176.47)
Diluted earnings (loss) per share	$1.78	$6,718.57	$(16,176.47)
Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	158,557	—	—

Note 18. Stock-based Compensation

        In 2012, the Company adopted a Long Term Incentive Plan and reserved for issuance 417,649 shares of its common stock. The goal of the plan is to align the interests of the Company's eligible participants with the interests of its stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain and motivate key personnel upon whose judgment, initiative and effort the successful conduct of the Company's business is largely dependent. There were 28,595 shares available for grant under the Long Term Incentive Plan at December 31, 2012. The fair value of restricted stock units is determined based on the quoted closing price of the Company's common stock on the date of grant.

        The following table summarizes the Company's restricted stock unit awards activity during the year ended December 31, 2012:

	Restricted Stock Award Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	—	$—
Granted	389,054	7.77
Exercised	—	—
Vested restricted stock units	(214,933)	7.80
Forfeited	(15,564)	7.83
Expired	—	—

Outstanding unvested at December 31, 2012	158,557	$7.73

        During the years ended December 31, 2012, and 2011 the Company granted 389,054 and zero restricted stock unit awards, respectively. The fair value of shares vested during the year ended December 31, 2012 was $1.7 million. The Company recognized approximately $2.1 million, zero and

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Stock-based Compensation (Continued)

zero in stock-based compensation expense during the years ended December 31, 2012, 2011, and 2010 respectively. Stock based compensation charges for the year ended December 31, 2012, were allocated to aerial services, manufacturing/MRO, and general and administrative for $0.1 million, $0.3 million, and $1.7 million, respectively.

        Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards as of December 31, 2012 is expected to be recognized, over a weighted average period of 2.2 years, as follows:

(dollars in thousands)	Unamortized Compensation Expense
2013	$476
2014	275
2015	107
2016	50
2017	14
Thereafter	—

Total	$922

Note 19. Restructuring

        On November 2, 2011, the Company completed a company restructuring which included a reduction-in-force of 119 employees. The restructuring was needed to realign the Company's operating expenses to ensure that it remains competitive in the markets it serves. The cost of the restructuring was $1.1 million for the year ended December 31, 2011. As of December 31, 2012 and December 31, 2011, $0.1 million and $0.4 million, respectively, of these costs were included in accounts payable.

Note 20. Subsequent Events

        On March 6, 2013, the Company entered into a binding term sheet (the "HRT Agreement") with Air Amazonia Servicos Aéreos Ltda. ("Air Amazonia") and HRT Participações em Petróleo S.A. ("HRT"). Pursuant to the HRT Agreement, the Company has agreed to work in good faith towards establishing and executing definitive agreements and related documentation that would cause the Company to acquire (1) certain aircraft and other assets currently owned by entities controlled by HRT and (2) all of Air Amazonia's capital stock, for aggregate consideration of up to $75.0 million.

        The term of the Company's credit agreement with a bank syndicate led by Wells Fargo Bank, National Association (Wells Fargo), which consists of up to $132.5 million in senior credit facilities, including a $65.0 million term loan facility and a revolving credit facility of up to $67.5 million, matures on June 24, 2013. Accordingly, the December 31, 2012 outstanding balance of $71.2 million is classified as current on the consolidated balance sheet. On March 6, 2013, the Company received a binding commitment letter from a bank syndicate led by Wells Fargo Capital Finance, LLC regarding funding of an agreement which consists of up to $165.0 million in senior secured credit facilities. The commitment expires on April 15, 2013.

SUPPLEMENTARY DATA

Quarterly Financial Information

	2012
(Unaudited)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Revenues	$27,609	$37,877	$76,261	$39,077	$180,824
Gross Profit	4,040	10,320	36,542	10,517	61,419
Net income (loss)	(2,309)	1,169	17,634	(858)	15,636
Net income (loss) attributable to common stockholders	(5,003)	831	17,556	(949)	12,435
Basic earnings per common share	$(5,002.73)	$0.10	$1.80	$(0.10)	$1.78
Dilutive earnings per common share	$(5,002.73)	$0.10	$1.80	$(0.10)	$1.78
Weighted average shares outstanding:
Basic	1,000	8,355,869	9,756,478	9,749,860	6,981,027
Dilutive	1,000	8,355,869	9,756,478	9,749,860	6,981,027

	2011
(Unaudited)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Revenues	$20,375	$42,518	$59,161	$30,715	$152,769
Gross Profit	370	12,329	25,686	7,088	45,473
Net income (loss)	(8,219)	4,590	11,526	8,363	16,260
Net income (loss) attributable to common stockholders	(10,663)	2,064	9,164	6,154	6,719
Basic earnings per common share	$(10,662.83)	$2,063.83	$9,164.10	$6,154.19	$6,718.57
Dilutive earnings per common share	$(10,662.83)	$2,063.83	$9,164.10	$6,154.19	$6,718.57
Weighted average shares outstanding:
Basic	1,000	1,000	1,000	1,000	1,000
Dilutive	1,000	1,000	1,000	1,000	1,000

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FIANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under The Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Controls Over Financial Reporting

        This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.    OTHER INFORMATION

        None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The other information required by this item concerning our executive officers, directors, director nominees and Section 16 beneficial ownership reporting compliance is incorporate by reference to our definitive Proxy Statement for our 2013 annual Meeting of Stockholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers" and "Corporate Governance." The information regarding our code of ethics is incorporated by reference to the 2013 Proxy Statement under the heading "Code of Ethics."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to our 2013 Proxy Statement under the caption "Executive Compensation and Related Information."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to our 2013 Proxy Statement under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Directors and Officers."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to our 2013 Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Corporate Governance."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated herein by reference to our 2013 Proxy Statement under the caption "Principal Accounting Fees and Services."

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        The following consolidated financial statements of Erickson Air Crane Incorporated are included in "Item 8. Financial Statements and Supplementary Data."

(a)(2) Financial Statement Schedules

        None.

(a)(3) Exhibits

				Incorporated by Reference
Exhibit No		Exhibit Title	Filed Herewith	Form	Exhibit No.		File No.	Filing Date
3.1		Second Amended and Restated Certificate of Incorporation of Erickson Air-Crane Incorporated, dated April 10, 2012.		S-1/A	3.3		333-166752	3/21/2012
3.2		Second Amended and Restated Bylaws of Erickson Air-Crane Incorporated, dated April 10, 2012.		S-1/A	3.4		333-166752	1/30/2012
4.1		Amended and Restated Registration Rights Agreement by and between Erickson Air-Crane Incorporated and other parties, dated April 21, 2010.		S-1	4.1		333-166752	5/12/2010
10.1		Form of Indemnification Agreement by and between Erickson Air-Crane and each of its directors and officers and some employees.		S-1	10.1		333-166752	5/12/2010
10.2	*	Erickson Air-Crane Incorporated 2012 Long-Term Incentive Plan, dated April 10, 2012.		S-1/A	10.21		333-166752	3/21/2012
10.3	*	Form of Restricted Stock Unit Agreement.		S-1/A	10.21	(a)	333-166752	3/21/2012
10.4		Amendment to Promissory Note issued by Erickson Air-Crane Incorporated, dated April 16, 2012.		S-1/A	10.27		333-166752	4/4/2012

				Incorporated by Reference
Exhibit No		Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.5	*	Amended and Restated Executive Employment Agreement between Udo Rieder and Erickson Air-Crane Incorporated, dated April 22, 201zam0.		S-1	10.7	333-166752	5/12/2010
10.6	*	Amended and Restated Executive Employment Agreement between Charles E. Ryan and Erickson Air-Crane Incorporated, dated April 22, 2010.		S-1	10.8	333-166752	5/12/2010
10.7	*	Amended and Restated Executive Employment Agreement between H.E. "Mac" McClaren and Erickson Air-Crane Incorporated, dated April 22, 2010.		S-1	10.10	333-166752	5/12/2010
10.8	*	Executive Employment Agreement between Edward T. Rizzuti and Erickson Air-Crane Incorporated, effective as of January 1, 2012.		S-1/A	10.11	333-166752	1/30/2012
10.9	*	Offer Letter between Gary Zamieroski and Erickson Air-Crane Incorporated, dated February 24, 2012.		S-1/A	10.12	333-166752	3/28/2012
10.10		Exclusive Use Helicopter Services Large Fire Support Agreement between the U.S. Forest Service and Erickson Air-Crane Incorporated, dated December 16, 2011.		S-1/A	10.15	333-166752	3/6/2012
10.11
		Aircraft Purchase Agreement in Respect of One (1) Erickson S-64F Aircraft Manufacturer's Serial Number 64095 between San Diego Gas & Electric Company and Erickson Air-Crane, Incorporated, dated October 1, 2012.	X
10.12		Contract No. 4600002272, by and between NAMSA and Erickson Air-Crane Incorporated, dated May 23, 2012.		8-K	10.1	001-35482	5/29/2012

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.		File No.	Filing Date
10.13	Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated June 24, 2010.		S-1/A	10.17		333-166752	10/5/2012
10.14	First Amendment to Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated November 15, 2010.		S-1/A	10.17	(a)	333-166752	12/5/2011
10.15	Second Amendment to Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated December 31, 2010.		S-1/A	10.17	(b)	333-166752	12/5/2011
10.16	Third Amendment to Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated May 19, 2011.		S-1/A	10.17	(c)	333-166752	12/5/2011
10.17	Fourth Amendment to Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated June 30, 2011.		S-1/A	10.17	(d)	333-166752	12/5/2011
10.18	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund II, L.P., dated June 30, 2010; Promissory Note issued by Erickson Air-Crane, Incorporated to 10th Lane Finance Co., LLC, dated June 30, 2010.		S-1/A	10.18		333-166752	9/10/2010

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.19	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund I, L.P., dated June 30, 2011.		S-1/A	10.23	333-166752	12/5/2011
10.20	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund I, L.P., dated June 30, 2011.		S-1/A	10.24	333-166752	12/5/2011
10.21	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund II, L.P., dated June 30, 2011.		S-1/A	10.25	333-166752	12/5/2011
10.22	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund II, L.P., dated June 30, 2011.		S-1/A	10.26	333-166752	12/5/2011
21.1	Subsidiaries of Erickson Air-Crane, Incorporated.		S-1	21.1	333-166752	12/5/2010
23.1	Consent of Grant Thornton LLP.	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit No		Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
101	**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010

*
Denotes a compensatory plan, contract or arrangement, in which the Registrant's directors or executive officers may participate.

**
The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act and not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2013	ERICKSON AIR-CRANE INCORPORATED
	By:	/s/ UDO RIEDER Udo Rieder Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Udo Rieder and Charles Ryan and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ UDO RIEDER Udo Rieder	Chief Executive Officer and Director (principal executive officer)	March 8, 2013
/s/ CHARLES RYAN Charles Ryan	Chief Financial Officer (principal financial and accounting officer)	March 8, 2013
/s/ QUINN MORGAN Quinn Morgan	Director, Chairman of the Board	March 8, 2013
/s/ KENNETH LAU Kenneth Lau	Director	March 8, 2013
/s/ HANK HALTER Hank Halter	Director	March 8, 2013

Signature	Title	Date

/s/ GARY R. SCOTT Gary R. Scott	Director	March 8, 2013
/s/ MEREDITH SIEGFRIED Meredith Siegfried	Director	March 8, 2013
/s/ JAMES L. WELCH James L. Welch	Director	March 8, 2013