Form 10-Q
period 2013-03-31
Erickson Air-Crane Inc.
filed 2013-05-09
CIK 1490165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35482

ERICKSON AIR-CRANE INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	93-1307561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5550 SW Macadam Avenue, Suite 200, Portland, Oregon	97239
(Address of principal executive offices)	(Zip Code)

(503) 505-5800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2013, 9,760,012 shares of common stock, par value $0.0001, were outstanding.

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited):	3

	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2013 AND DECEMBER 31, 2012	3

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012	4

	CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND YEAR ENDED DECEMBER 31, 2012	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012	6

	NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

Item 4.	CONTROLS AND PROCEDURES	29

	PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	29

Item 1A.	RISK FACTORS	29

Item 6.	EXHIBITS	41

SIGNATURES		42

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,323	$1,468
Restricted cash	3,705	3,781
Accounts receivable net of allowances for doubtful accounts of $681 and $460 in 2013 and 2012, respectively	30,414	24,446
Prepaid expenses and other	3,260	1,426
Income tax receivable	912	1,048
Deferred tax assets	11,112	8,208

Total current assets	50,726	40,377

Aircrane support parts, net	137,815	133,281
Aircranes, net	66,759	66,673
Property, plant, and equipment, net	14,604	14,435
Other noncurrent assets	1,768	2,057

Total assets	$271,672	$256,823

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,346	$8,746
Current portion of long-term debt	—	71,202
Accrued and other current liabilities	24,130	19,662
Income tax payable	6,651	6,275

Total current liabilities	39,127	105,885

Long-term debt, less current portion	107,854	26,674
Other long-term liabilities	1,415	1,415
Deferred tax liabilities	18,852	17,481

Total liabilities	167,248	151,455
Stockholders’ equity (deficit):
Common stock, $0.0001 par value. Authorized 110,000,000 shares at March 31, 2013 and December 31, 2012, respectively;
Common stock; 9,728,405 and 9,726,785 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	102,013	101,833
Retained earnings (accumulated deficit)	1,231	2,447
Accumulated other comprehensive income (loss)	(17)	71

Total stockholders’ equity (deficit) attributable to Erickson Air-Crane Incorporated	103,228	104,352

Noncontrolling interest	1,196	1,016

Total stockholders’ equity (deficit)	104,424	105,368

Total liabilities and stockholders’ equity	$271,672	$256,823

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net revenues:
Aerial services	$35,219	$25,108
Manufacturing / MRO	1,721	2,501

Total net revenues	36,940	27,609
Cost of revenues:
Aerial services	26,355	21,850
Manufacturing / MRO	1,311	1,719

Total cost of revenues	27,666	23,569

Gross profit	9,274	4,040

Operating expenses:
General and administrative	6,311	2,881
Research and development	913	953
Selling and marketing	2,390	1,861

Total operating expenses	9,614	5,695

Operating income (loss)	(340)	(1,655)
Other income (expense):
Interest income	—	14
Interest expense	(1,357)	(2,279)
Amortization of debt issuance costs	(322)	(284)
Unrealized foreign exchange gain (loss)	206	390
Realized foreign exchange gain (loss)	(37)	(37)
Other income (expense), net	(281)	73

Total other income (expense)	(1,791)	(2,123)

Income (loss) before noncontrolling interest and income taxes	(2,131)	(3,778)
Income tax expense (benefit)	(1,136)	(1,469)

Net income (loss)	(995)	(2,309)
Less: Net (income) loss related to noncontrolling interest	(221)	(185)

Net income (loss) attributable to Erickson Air-Crane Incorporated	(1,216)	(2,494)
Dividends on redeemable preferred stock	—	2,509

Net income (loss) attributable to common stockholders	$(1,216)	$(5,003)

Net income (loss)	$(995)	$(2,309)
Other comprehensive income (loss):
Foreign currency translation adjustment	(129)	124

Comprehensive income (loss)	(1,124)	(2,185)
Comprehensive (income) loss attributable to noncontrolling interest	(180)	(223)

Comprehensive income (loss) attributable to Erickson Air-Crane Incorporated	$(1,304)	$(2,408)

Net income (loss) per share attributable to common stockholders
Basic	$(0.13)	$(5,002.73)

Diluted	$(0.13)	$(5,002.73)

Weighted average shares outstanding
Basic	9,727,127	1,000

Diluted	9,727,127	1,000

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Redeemable Series A Preferred Stock		Common Stock Class A		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit) of Erickson Air-Crane	Noncontrolling Interest Amount	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	34,999.5	$66,161	1,000	$1	—	$—	$—	$(9,988)	$(36)	$(10,023)	$878	$(9,145)
Dividends accrued on redeemable preferred stock	—	2,795	—	—	—	—	—	(2,795)	—	(2,795)	—	(2,795)
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(297)	(297)
Conversion of preferred and Class A common stock to common stock	(34,999.5)	(68,956)	(1,000)	(1)	4,802,970	0.5	68,956	—	—	68,956	—	68,956
Issuance of common stock related to IPO, net of expense	—	—	—	—	4,800,000	0.5	31,454	—	—	31,454	—	31,454
Stock-based compensation	—	—	—	—	214,933	—	2,118	—	—	2,118	—	2,118
Shares withheld for payment of taxes	—	—	—	—	(91,118)	—	(695)	—	—	(695)	—	(695)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	15,230	—	15,230	406	15,636
Foreign currency translation	—	—	—	—	—	—	—	—	107	107	29	136

Comprehensive income (loss)												15,772

Balance at December 31, 2012	—	$—	—	$—	9,726,785	$1	$101,833	$2,447	$71	$104,352	$1,016	$105,368
Stock-based compensation	—	—	—	—	1,620	—	180	—	—	180	—	180
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	(1,216)	—	(1,216)	221	(995)
Foreign currency translation	—	—	—	—	—	—	—	—	(88)	(88)	(41)	(129)

Comprehensive income (loss)												(1,124)

Balance at March 31, 2013	—	$—	—	$—	9,728,405	$1	$102,013	$1,231	$(17)	$103,228	$1,196	$104,424

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash flows from operating activities:
Net income (loss)	$(995)	$(2,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,651	2,049
Deferred income taxes	(1,533)	(1,789)
Non-cash interest on subordinated notes	657	1,174
Stock based compensation	180	—
Amortization of debt issuance costs	322	284
Changes in operating assets and liabilities:
Accounts receivable	(6,252)	(1,902)
Prepaid expenses and other	(1,669)	(1,879)
Income tax receivable	137	(186)
Aircrane support parts, net	(4,533)	(4,293)
Accounts payable	(316)	(920)
Accrued and other current liabilities	4,673	7,364
Income tax payable	390	521
Other long-term liabilities	—	(369)

Net cash provided by (used in) operating activities	(6,288)	(2,255)

Cash flows from investing activities:
Purchases of Aircranes, and property, plant, and equipment	(2,924)	(1,812)
Restricted cash	(50)	(13)
Increase (decrease) in other assets	(35)	160

Net cash provided by (used in) investing activities	(3,009)	(1,665)

Cash flows from financing activities:
Borrowings of long-term debt	68,590	62,983
Repayments of long-term debt	(59,270)	(57,906)
Debt issuance costs	(199)	—

Net cash provided by (used in) financing activities	9,121	5,077

Effect of foreign currency exchange rates on cash and cash equivalents	31	4

Net increase (decrease) in cash and cash equivalents	(145)	1,161
Cash and cash equivalents at beginning of period	1,468	268

Cash and cash equivalents at end of period	$1,323	$1,429

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$758	$782
Net cash paid (received) during the period for income taxes	$(105)	$(43)

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of the Business

The consolidated financial statements include the accounts of Erickson Air-Crane Incorporated (“EAC”) and its subsidiaries and affiliated companies: CAC Development Ltd. (“Canada”), Canadian Air-Crane Ltd. (“CAC”), Erickson Air-Crane Malaysia Sdn. Bhd. (“EACM”), European Air-Crane S.p.A. (“EuAC”), and Dutch Air-Crane B.V. (“DAC”) (collectively referred to as “the Company”). At March 31, 2013, EuAC owned a 60% equity interest in Societa Italiania de Manutenzioni Aeroautiche S.p.A. (“SIMA”), which is an aircraft maintenance organization located in Lucca, Italy. Additionally, EACM owned a 49% equity interest in Layang-Layang Services Sdn. Bhd., which provides aircraft rental services in Malaysia.

In April 2012, the Company completed its initial public offering of common stock in which a total of 4,800,000 shares of common stock were sold and issued, including 1,050,000 shares purchased by the existing stockholders of the Company, at an issue price of $8.00 per share. The Company raised a total of $38.4 million in gross proceeds from the initial public offering, or approximately $31.5 million in net proceeds after deducting underwriting discounts and commissions of $2.1 million and offering costs of $4.8 million. Upon the closing of the initial public offering, all shares of the Company’s redeemable preferred stock and all shares of the Company’s Class A common stock outstanding automatically converted into an aggregate of 4,802,970 shares of the Company’s common stock. Proceeds received from the initial public offering were used to pay down indebtedness under the Company’s revolving credit facility.

As of March 31, 2013, the Company owned a fleet of 13 S-64E and 6 S-64F model Aircranes, of which 18 were in active service and used in timber harvesting, firefighting, and construction operations predominantly in North America, South America, Europe, Southeast Asia, and Australia. Nine of the Aircranes were deployed outside of North America as of March 31, 2013.

The Company owns the Type Certificate and Production Certificate for the S-64 Aircrane which gives it the authorization to convert and remanufacture S-64 Aircranes for its own use or to sell to third parties. The Company holds a Type Certificate issued by the European Aviation Safety Agency (“EASA”) certifying the S-64F model which allows the Aircrane to be sold to third parties in the European Union. The Company also holds a Repair Station Certificate which allows the Company to repair and overhaul airframes and components for Aircranes and certain other aircraft.

Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts and transactions of all majority owned subsidiaries and variable interest entities in which the Company is the primary beneficiary. In presenting these unaudited consolidated financial statements, management makes estimates and assumptions that affect reported amounts of assets and liabilities and related disclosures, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods. Estimates, by their nature, are based on judgments and available information at a point in time. As such, actual results could differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of interim results reported.

The results of operations reported for interim periods are not necessarily indicative of the results of operations for the entire year or any subsequent interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted; however, the unaudited consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of December 31, 2012 included in the Company’s annual report on Form 10-K filed with the SEC on March 8, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In March 2013 the FASB issued an accounting standards update (“ASU”) No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The standards update is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. As the Company has not ceased to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2013 the FASB issued an accounting standards update (“ASU”) No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requiring new disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. As this guidance only requires expanded disclosures, the adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

In January 2013 the FASB issued ASU No. 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” to clarify the scope of ASU 2011-11 would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. The standards update was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods to be applied retrospectively. As this guidance only requires expanded disclosures, the adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

Note 3. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Trade accounts receivable	$29,855	$23,387
Other receivables	1,240	1,519
Less: Allowance for doubtful accounts	(681)	(460)

	$30,414	$24,446

The Company had bad debt expense in the three months ended March 31, 2013 and 2012 of $0.3 million, and $0.1 million, respectively.

The Company performs ongoing credit evaluations of its customers and believes it has made adequate provisions for potential credit losses. The Company does not generally require collateral on accounts receivable; however, under certain circumstances, the Company may require from its customers a letter of credit, a parent corporation guarantee, or full or partial prepayment prior to performing services. The Company estimates its allowance for doubtful accounts using a specific identification method based on an evaluation of payment history, the customer’s credit situation, and other factors. Allowance for doubtful accounts was $0.7 million and $0.5 million at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, three customers made up 59.5% of the Company’s accounts receivable balance. At December 31, 2012, three customers made up 54.3% of the Company’s accounts receivable balance.

Three customers represented the following as a percentage of total Accounts Receivable:

	March 31, 2013	December 31, 2012
Helicorp (Australia)	29.0%	14.9%
Hellenic Fire Brigade(1)	18.7%	23.9%
Italian Ministry of Civil Protection	11.8%	15.5%

	59.5%	54.3%

(1)	On May 23, 2012, the Company entered into a three year agreement with the NATO Maintenance and Supply Agency (“NAMSA”), pursuant to which the Company agreed to supply aerial firefighting services in Greece for the 2012 to 2014 firefighting seasons. Prior to the agreement with NAMSA, the Company contracted directly with the Hellenic Fire Brigade to provide firefighting services in Greece.

The following is a summary of customers that accounted for at least 10% of the Company’s net revenues in the three months ended March 31, 2013 or 2012:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Helicorp (Australia)	39.4%	26.7%
Italian Ministry of Civil Protection	8.2%	17.0%

	47.6%	43.7%

Note 4. Aircrane Support Parts, net

Aircrane support parts, net consist of Aircrane parts, overhauls of certain major components, work-in-process, and Aircranes-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized in Aircrane support parts include materials, labor, and operating overhead. Overhauls on certain major components are capitalized, and then amortized based on estimated flight hours between overhauls. Aircranes-in-process consists of remanufactured Aircranes in various stages of production. Upon completion of an Aircrane remanufacture, based on the demand for the Company’s Aerial Services, the Company may transfer an Aircrane into its fleet. As of both March 31, 2013 and December 31, 2012, there was one Aircrane in Aircranes-in-process being remanufactured.

Aircrane support parts consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Aircrane parts	$72,175	$71,331
Major component overhauls	36,700	36,256
Work-in-process	23,305	23,303
Aircranes-in-process	11,705	8,451
Less: Excess and obsolete reserve	(6,070)	(6,060)

	$137,815	$133,281

Note 5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Compensation and benefits, including taxes	$7,737	$6,630
Cost per hour (see Note 13)	3,223	3,569
Legal fees	1,958	196
Interest	1,224	1,099
Advance from Cambiano (see Note 6)	956	2,025
Deferred revenue	814	1,242
Forward contracts	—	416
Other	8,218	4,485

Total	$24,130	$19,662

Note 6. Debt

Outstanding debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Term debt	$47,125	$48,750
Revolving line of credit	33,397	22,452
Subordinated notes	27,332	26,674

	$107,854	$97,876

Term Debt and Revolving Line of Credit

At the end of June 2010, the Company entered into a credit agreement with a bank syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”), which consisted of up to $132.5 million in senior secured asset-based revolving credit facilities, including a $65.0 million term loan facility and a revolving credit facility of up to $67.5 million. In connection with the $400.0 million offering of its 8.25% second priority senior secured notes due 2020 (the “Notes”) and the Company’s new senior secured asset based credit facility (“ABL Revolver”) consummated subsequent to March 31, 2013, as described below, all of the senior secured asset-based revolving credit facilities were paid in full to Wells Fargo and the senior secured asset-based revolving credit facilities were discontinued. As of March 31, 2013, the Company classified the debt outstanding for the senior secured asset-based revolving credit facilities as long-term debt due to the subsequent payment of the debt outstanding with the Notes Offering and the ABL Revolver. (See “Note 18—Subsequent Events”).

The $67.5 million revolving credit facility had a $30.0 million sublimit for issuance of letters of credit and a $10.0 million sublimit for swingline loans.

The interest rate on the senior credit facilities was calculated based on LIBOR or a base rate. The base rate was the higher of the federal funds rate plus 150 basis points, the prime rate as quoted by Wells Fargo, or LIBOR plus 150 basis points. The interest rate was calculated as LIBOR or base rate plus a LIBOR margin or base rate margin, respectively. Margin rates were tied to the total senior debt leverage covenant per the Company’s credit agreement. LIBOR margin ranges between 2.75% and 5.00% and base rate margin ranges between 1.75% and 4.00%. The Company paid an unused commitment fee between 0.375% and 0.625% and fees between 2.75% and 5.00% on outstanding letters of credit, both of which were based on the level of the senior debt leverage covenant ratio.

The outstanding balance under the revolving credit facility at March 31, 2013 and December 31, 2012, excluding letters of credit, was $33.4 million and $22.5 million, respectively.

The weighted average interest rate for borrowings under the revolving credit facility for the three months ended March 31, 2013 and March 31, 2012 was 3.81% and 4.03%, respectively. The interest rate at March 31, 2013 and December 31, 2012 was 3.56% and 3.75%, respectively. Maximum borrowing availability was $32.3 million and $43.0 million as of March 31, 2013 and December 31, 2012, respectively. The Company had $1.8 million and $2.0 million of outstanding standby letters of credit issued under the facility as of March 31, 2013 and December 31, 2012, respectively.

The weighted average interest rate for the term loan borrowings for the three months ended March 31, 2013 and March 31, 2012 was 3.13% and 3.27%, respectively. At March 31, 2013 and December 31, 2012 the outstanding balance under the term loan facility was $47.1 million and $48.8 million, respectively. The interest rate at March 31, 2013 and December 31, 2012 was 3.13% and 3.13%, respectively.

Working Capital Guarantee Credit Agreement

On June 30, 2011, in connection with an amendment to the credit agreement, the Company obtained a separate line of credit with Wells Fargo for up to $10.0 million, pursuant to which Wells Fargo would issue standby letters of credit to certain of the Company’s non-domestic customers for the purpose of assuring the Company’s performance of its obligations to such customers. Letters of credit outstanding under this separate line of credit were excluded from the Company’s calculation of financial covenants for its senior secured asset-based revolving credit facilities. The standby letters of credit were required to be collateralized by up to $1.0 million in funds obtained from the Company through the issuance of subordinated promissory notes to ZM Private Equity Fund I, L.P., in the initial principal amount of $700,000 and to ZM Private Equity Fund II, L.P. in the initial principal amount of $300,000. No periodic principal or interest payments were required and the subordinated promissory notes were to mature no earlier than June 30, 2016. In connection with the initial public offering in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum. As of March 31, 2013 and December 31, 2012 the Company had $4.8 million and $4.6 million, respectively, in outstanding standby letters of credit under this line of credit. In connection with the ABL Revolver consummated subsequent to March 31, 2013, all standby letters of credit were transferred to the ABL Revolver, and the Working Capital line of credit was discontinued. (See “Note 18—Subsequent Events”)

2015 Subordinated Notes and 2016 Subordinated Notes

On June 30, 2010, the Company issued unsecured subordinated promissory notes (“2015 Subordinated Notes”) with an aggregate principal amount of $8.5 million to ZM Private Equity Fund II, L.P. and certain of its affiliates at an initial interest rate of 20.0% per annum. No periodic principal or interest payments were required and the 2015 Subordinated Notes were to mature on June 30, 2015. Interest payments were accrued to principal on a quarterly basis. The 2015 Subordinated Notes could be prepaid at any time prior to maturity, at the Company’s option, at the original principal amount plus accrued interest without any prepayment penalties, subject to limitations under the agreement. In connection with the Company’s initial public offering in April of 2012, the interest rate on the 2015 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the Notes Offering consummated subsequent to March 31, 2013, all of the 2015 Subordinated Notes were repaid in full. (See “Note 18—Subsequent Events”)

On June 30, 2011, in connection with an amendment to the credit agreement, the Company issued an additional $10.0 million of unsecured subordinated promissory notes (“2016 Subordinated Notes”) to ZM Private Equity Funds I and II, L.P. at an initial interest rate of 20.0% per annum. No periodic principal or interest payments were required and the 2016 Subordinated Notes were to mature on June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement, the Company issued $1.0 million in additional 2016 Subordinated Notes to ZM Private Equity Funds I and II, L.P. In connection with the Company’s initial public offering in April of 2012, the interest rate on the 2016 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the Notes Offering consummated subsequent to March 31, 2013, all of the 2016 Subordinated Notes were repaid in full. (See “Note 18—Subsequent Events”)

The weighted average interest rate for all subordinated notes for the three months ended March 31, 2013 and March 31, 2012 was 10.0% and 20.0%, respectively. The interest rate was 10.0% and 10.0% and the balance was $27.3 million and $26.7 million at March 31, 2013 and December 31, 2012, respectively.

Advance from Cambiano

On July 29, 2008, EuAC entered into an Agreement with Banca Di Credito Cooperativo Di Cambiano (“Cambiano”) whereby EuAC may request advances up to €6.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. At March 31, 2013 and December 31, 2012, there were $1.0 million (€0.7 million) and $2.0 million (€1.5 million) of advances outstanding, respectively, under this arrangement included within accrued liabilities. The agreement may be canceled by either party at any time.

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

Note 7. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2013 and 2012 was 53.3% and 38.9% respectively. The Company’s effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given period.

In accounting for income taxes, the Company recognizes deferred tax assets if realization of such assets is more likely than not. The Company believes, based on factors including, but not limited to, the ability to generate future taxable income from reversing taxable temporary differences and forecasts of financial and taxable income or loss by jurisdiction, that as of March 31, 2013 it is more likely than not that the Company will realize all of its deferred tax assets, including its net operating loss carry forwards. The Company’s utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382.

As of March 31, 2013, there have been no material changes to the Company’s uncertain tax position disclosure as provided at December 31, 2012. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in other income (expense).

Note 8. Authorized Capital Stock

As of March 31, 2012, the Company was authorized to issue two classes of stock to be designated as “Common Stock” and “Preferred Stock.” The total number of shares the Company was authorized to issue was 72,300 shares: (i) 2,300 shares of which were Common Stock, $0.0001 par value per share, and (ii) 70,000 shares of which were Preferred Stock, $0.0001 par value per share. For Common Stock, 2,000 shares were designated “Class A Common Stock” and 300 shares were designated “Class B Common Stock.” All 70,000 shares of Preferred Stock are designated “Series A Redeemable Preferred Stock.” On September 27, 2007, the Company issued 1,000 shares of Class A Common Stock at $0.50 per share and 34,999.5 shares of Preferred Stock issued at $1,000 per share.

In April 2012, the Company completed its initial public offering of common stock. In connection with the initial public offering, the Company amended its certificate of incorporation to authorize the Company to issue up to 110,000,000 shares of Common Stock and up to 10,000,000 shares of Preferred Stock. Upon the closing of the initial public offering, all outstanding shares of Series A Redeemable Preferred Stock and all outstanding shares of Class A Common Stock automatically converted into an aggregate of 4,802,970 shares of the Company’s common stock.

The Board of Directors is authorized, at any time, to provide for the issuance of shares of Preferred Stock, in one or more series with such designations, preferences and rights, and such qualifications, limitations and restrictions, as shall be set forth in the resolutions of the Board of Directors providing for the issuance thereof.

Note 9. Reportable Segments

ASC 280-10-50—Disclosure about Segments of an Enterprise and Related Information, establishes standards for the manner in which companies report information about operating segments, products, services, geographic areas and major customers. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. Based on the nature of its products and services, the Company operates in two business segments: Aerial Services and Manufacturing, Repair, and Overhaul (“MRO”).

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included elsewhere herein.

Revenue and gross profit by segment are metrics used by the chief operating decision maker, management team and the board of directors of the Company to plan, forecast and review the Company’s business performance.

The following table sets forth information about the Company’s operations by its two reportable segments and by geographic area. Amounts identified as “Corporate” are assets or expenses that are not allocated to a specific segment:

Revenue by Reportable Segment (in thousands):

(Dollars in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net revenues:
Aerial Services	$35,219	$25,108
Manufacturing / MRO	1,721	2,501

Total net revenues	$36,940	$27,609

Gross Profit by Reportable Segment (in thousands):

(Dollars in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Gross profit:
Aerial Services	$8,864	$3,258
Manufacturing / MRO	410	782

Total gross profit	$9,274	$4,040

Assets by Reportable Segment (in thousands):

	March 31, 2013	December 31, 2012
Assets:
Aerial Services	$148,238	$138,528
Manufacturing / MRO	96,885	95,152
Corporate	26,549	23,143

Total assets	$271,672	$256,823

Revenue by Geographic Area (in thousands):

For the Aerial Services business segment, revenues are attributed to geographic area based on the country where the services were performed; for the Manufacturing / MRO business segment, revenues are attributed to geographic area based on the country in which the customer is located.

(Dollars in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net revenues:
Australia	$14,556	$7,385
North America	11,380	8,752
South America	5,873	3,503
Europe	3,038	4,701
Asia	2,093	3,268

Total net revenues	$36,940	$27,609

Note 10. Commitments and Contingencies

Environmental Remediation Matters

The Company is continuing to participate in remediating environmental damage resulting from the identification of hazardous substances at its Central Point, Oregon facility. Under the Asset Purchase Agreement with Erickson Group, Ltd. (“Erickson Group”), a previous owner of the Company, Erickson Group agreed to bear the financial responsibility for the payment of the first $1.5 million of the cleanup costs. Erickson Group and the Company shall each bear one-half of the financial responsibility for the payment of the next $1.0 million of cleanup costs, and any aggregate costs in excess of $2.5 million will be the sole responsibility of Erickson Group. Erickson Group is responsible for directing and controlling the remediation efforts. Since 2000, the Company has paid $0.4 million to Erickson Group for a portion of its exposure on the $0.5 million layer of financial responsibility and has recorded a liability for the remaining $0.1 million exposure on its remaining share. Environmental consultants indicate that the Central Point site may require monitoring for another 20 years; therefore, the Company believes the full amount of its financial share will ultimately be paid.

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding that management believes would have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 11. Related Party Transactions

2015 Subordinated Notes and 2016 Subordinated Notes

Lenders of Second Lien Debt to the Company include ZM Private Equity Funds I and ZM Private Equity Funds II, L.P and certain of its affiliates, which are affiliates of the Company through common ownership.

On June 30, 2010, concurrent with the refinancing of the Company’s senior debt, the Company used proceeds from the senior secured asset-based revolving credit facilities to partially pay-down $11.5 million of its $20.0 million Second Lien Debt with ZM Private Equity Fund II, L.P. and certain of its affiliates. The remaining $8.5 million was exchanged for 2015 Subordinated Notes at a rate of 20.0% per annum, which was payable in kind by increasing the principal amount of such notes and payable quarterly. No periodic principal or interest payments were required and the 2015 Subordinated Notes were to mature on June 30, 2015. In connection with the initial public offering in April of 2012, the interest rate on the 2015 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the Notes Offering consummated subsequent to March 31, 2013, all of the 2015 Subordinated Notes were repaid in full. (See “Note 18—Subsequent Events”)

On June 30, 2011, in connection with an amendment to the credit agreement, an additional $10.0 million of 2016 Subordinated Notes were issued to ZM Private Equity Funds I and II, L.P. at a rate of 20.0% per annum, which was payable in kind by increasing the principal amount of such notes and payable quarterly. No periodic principal or interest payments are required and the 2016 Subordinated Notes were to mature on June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement, the Company issued $1.0 million in additional 2016 Subordinated Notes to ZM Private Equity Funds I and II, L.P. at a rate of 20.0% per annum, which were payable in kind by increasing the principal amount of such notes and payable quarterly. In connection with the initial public offering in April of 2012, the interest rate on the 2016 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the Notes Offering consummated subsequent to March 31, 2013, all of the 2016 Subordinated Notes were repaid in full. (See “Note 18—Subsequent Events”)

Evergreen Helicopters, Inc. (“EHI”) Acquisition

In connection with the Company’s acquisition of EHI, the Company entered into a stock purchase agreement (the “Second Lien SPA”) with all of the second lien lenders of Evergreen International Aviation, Inc., the former parent of EHI (“EIA”), including two of the ZM Funds and their affiliates, pursuant to which the Company would issue 3,375,527 shares of its preferred stock to EIA’s second lien lenders. To facilitate the Company’s acquisition of EHI, the second lien lenders, including two of the ZM Funds and certain of their affiliates, executed certain waivers and consents pursuant to the Second Lien Credit Facility.

In June 2011, EHI and EIA entered into an amended and restated second lien credit agreement and certain related agreements (the “EIA Second Lien Credit Facility”), with Wilmington Trust FSB and certain lenders listed therein, including two of the ZM Funds and certain of their affiliates. The EIA Second Lien Credit

Facility provided a loan facility of up to $100.0 million, with loans bearing interest at an annual rate of 11.0% plus the greater of (a) the Prime Rate and (b) the federal funds effective rate plus 0.5%; provided however, in no event shall the rate be lower than 5.0%, or for Eurodollar borrowing 12.0% plus LIBOR (with a 3.0% floor) plus statutory reserves, and loans were entitled to certain annual payments in kind. The EIA Second Lien Credit Facility was secured by a second lien security interest in substantially all of EIA’s and EHI’s assets, certain guarantees and other collateral. The loans under the EIA Second Lien Credit Facility were to mature on September 30, 2015. The EIA Second Lien Credit Facility provided that certain assets sales by EIA, including the Company’s acquisition of EHI, required that all loans be repaid in full and loan availability be permanently reduced to zero.

In connection with the EHI acquisition, which was funded with a portion of the proceeds from the Notes Offering (See “Note 18—Subsequent Events”), two of the ZM Funds and their affiliates received 1,689,155 shares of the Company’s preferred stock as repayment of $20.0 million of principal of their pro rata share of the EIA Second Lien Credit Facility. In addition, two of the ZM Funds and certain of their affiliates forgave $2.5 million of their pro rata share of the EIA Second Lien Credit Facility in connection with the EHI acquisition and retained approximately $37.9 million in the EIA Second Lien Credit Facility.

In addition, the Company has issued 632,911 shares of its preferred stock to EIA’s first lien lenders in connection with the Company’s acquisition of EHI and certain of those first lien lenders sold their shares to certain of the EIA second lien lenders, including two of the ZM Funds and certain of their affiliates. A total of 1,984,680 shares of the Company’s preferred stock were issued to two of the ZM Funds and their affiliates (including shares that two of the ZM Funds and certain of their affiliates purchased from the EIA first lien lenders).

Transaction Fee

In connection with the EHI acquisition, 10th Lane Partners, LLC, an entity controlled by Q&U Investments, LLC and affiliated with Quinn Morgan, one of the Company’s directors, received a fee of $2.5 million from the Company in consideration for services rendered to the Company by 10th Lane Partners, LLC, its affiliates and employees.

Registration Rights

The Company is party to an amended and restated registration rights agreement among the Company and ZM EAC LLC, ZM Private Equity Fund I, L.P., and ZM Private Equity Fund II, L.P., beneficial owners of more than 5% of the Company’s common stock, which provides that ZM EAC LLC will have the right to demand that the Company register its shares for sale to the public. ZM EAC LLC has the right to require that the Company register its shares under the Securities Act for sale to the public. If ZM EAC LLC exercises its demand registration right, ZM Private Equity Fund I, L.P. and ZM Private Equity Fund II, L.P. will have the opportunity to include their shares in the registration. The Company must pay all expenses, except for underwriters’ discounts and commissions, incurred in connection with the exercise of these demand registration rights.

In addition, the ZM Funds have piggyback registration rights, which mean that they have the right to include their shares in any registration that the Company effects under the Securities Act, other than a registration affected pursuant to an exercise of demand registration rights, subject to specified exceptions. The Company must pay all expenses, except for underwriters’ discounts and commissions, incurred in connection with these piggyback registration rights.

The Company is unable to estimate the dollar value of registration rights to the holders of these rights. The amount of reimbursable expenses under the registration rights agreement depends on a number of variables, including whether registration rights are exercised incident to a primary offering by the Company, the form on which the Company is eligible to register such a transaction, and whether the Company has a shelf registration in place at the time of a future offering.

Note 12. Derivative Instruments and Hedging Activities

Periodically, the Company enters into currency forward contracts, which are intended to reduce the impact of future currency fluctuations related to anticipated cash receipts from expected future revenue that is denominated in a currency other than U.S. dollars. The change in the valuation of the foreign currency forwards portfolio is recorded within unrecognized or recognized foreign exchange gain (loss) in the accompanying consolidated statements of operations.

The Company had no open foreign currency forward contracts at March 31, 2013. A summary of open foreign currency forward contracts at December 31, 2012 is as follows (all contracts are obligations for the Company to deliver foreign currency—i.e., short positions) (in thousands):

Purpose/Maturity	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
December 31, 2012:
Australia—Aerial operations maturing through March 2013	AUD 6,865	$6,673	$7,089	$(416)

		$6,673	$7,089	$(416)

The Company’s foreign currency forward contracts were measured at fair value within Level 2 of the fair value hierarchy at December 31, 2012, which is valued using quoted market prices for contracts with similar terms and maturity dates.

Note 13. Warranty Reserves and Cost Per Hour (“CPH”) Reserves

Sales of Aircranes to third parties include limited warranty provisions that require the Company to remedy deficiencies in quality or performance of its products over a specified period of time, generally from two to five years depending on the type of part, component or airframe, including technical assistance services. Warranty reserves are established at the time that revenue is recognized at levels that represent the estimate of the costs that will be incurred to fulfill those warranty requirements and is included in accrued and other current liabilities in the financial statements. Warranty reserves may be adjusted periodically to sustain levels representing the estimate of the costs to fulfill those warranty requirements over the remaining life of the warranty. The Company had no warranties outstanding for the periods presented.

The Company offers Cost Per Hour (“CPH”) contracts pursuant to which the Company provides components and expendable supplies for a customer’s aircraft at a fixed cost per flight hour. The Company estimates the total covered maintenance costs for the aircraft over the coverage period based on historical trends. The amount of the accrual is estimated on a per flight hour basis and recorded as the hours are flown on the aircraft. The timing of cash paid for repairs and maintenance on the aircraft will impact the balance of the accrual.

Net CPH expense was $0.1 million and $0.9 million for the three months ended March 31, 2013 and 2012 respectively. As of March 31, 2013 and December 31, 2012 CPH liability reserve was $3.2 million and $3.6 million, respectively.

Note 14. Variable Interest Entity

An entity is generally considered a Variable Interest Entity (“VIE”) that is subject to consolidation under ASC 810—Consolidation, if the total equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; or as a group, the holders of the equity investment at risk lack any one of the following characteristics: (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance; (b) the obligation to absorb expected losses of the entity; (c) the right to receive the expected residual returns of the entity.

European Air-Crane, S.p.A. (“EuAC”) is 49% owned by Erickson Air-Crane, Incorporated (“EAC”); 49% owned by Grupo Inaer (“Inaer” formerly Elilario Italia S.p.A.); and 2% owned by Fiduciaria Centro Nord (“FCN”). EAC provided FCN with the financial means to purchase and transfer the shares of EuAC, in exchange for the patrimonial and administrative rights derived from the shares. These rights include the right to decide whether and how to vote in shareholders’ meetings and the right to decide whether, when and to whom the shares should be transferred and endorsed.

The Company believes that EuAC is a VIE and that the Company is the primary beneficiary of the VIE through its ability to make decisions about the entity’s activities, the exposure to the expected losses of the entity if they occur, and the right to receive the expected residual returns of the entity if they occur. As such, the consolidated financial statements include the balances of EuAC.

At March 31, 2013, EuAC consolidated variable interest entity assets and liabilities were $8.1 million and $5.0 million, respectively. At December 31, 2012, EuAC consolidated variable interest entity assets and liabilities were $8.5 million and $5.8 million, respectively. Noncontrolling interest of $1.2 million and $1.0 million relates to the other owners’ stockholdings in EuAC and is reflected in stockholders’ equity in the accompanying consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

Note 15. Seasonality

The Company’s flight hours are substantially reduced in winter or monsoon seasons. The global deployment of the Company’s helicopters and crews helps to limit the effect of seasonality, but the Company’s Aerial Services operations tend to peak in June through October and to be at a low point in January through April. Due to the seasonality of the Company’s business, the Company often has unabsorbed overhead costs in the first quarter and the fourth quarter which generally lead to negative reported gross profit in these quarters.

Note 16. Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings (loss) per share. The Company calculates diluted earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by applying the treasury stock method. The following table shows the computation of basic and diluted earnings (loss) per share:

(in thousands, except share and per share data)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net income (loss) attributable to common shareholders	$(995)	$(5,003)
Basic weighted average shares outstanding	9,727,127	1,000
Dilutive effect of share based awards	—	—

Dilutive weighted average shares outstanding	9,727,127	1,000
Basic earnings (loss) per share	$(0.13)	$(5,002.73)
Diluted earnings (loss) per share	$(0.13)	$(5,002.73)
Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	153,047	—

Note 17. Stock-based Compensation

In 2012, the Company adopted a Long Term Incentive Plan and reserved for issuance 417,649 shares of its common stock. The goal of the plan is to align the interests of the Company’s eligible participants with the interests of its stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain and motivate key personnel. There were 28,595 shares available for grant under the Long Term Incentive Plan at March 31, 2013. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit awards activity during the three months ended March 31, 2013:

	Restricted Stock Award Units	Weighted-Average Grant Date Fair Value
Outstanding unvested at December 31, 2012	158,557	$7.73
Granted	—	—
Vested restricted stock units	(1,620)	8.00
Forfeited	(3,890)	7.32

Outstanding unvested at March 31, 2013	153,047	$7.73

During the three month periods ended March 31, 2013, and 2012 the Company granted no restricted stock awards. The Company recognized approximately $0.2 million and zero in stock-based compensation expense during the three month periods ended March 31, 2013 and 2012, respectively.

Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards as of March 31, 2013 is expected to be recognized, over a weighted average period of 1.8 years, as follows:

(dollars in thousands)	Unamortized Compensation Expense
2013	$277
2014	267
2015	100
2016	50
2017	23
Thereafter	—

Total	$717

Note 18. Subsequent Events

Acquisition of EHI

On May 2, 2013, the Company completed its previously-announced acquisition of EHI, a wholly-owned subsidiary of EIA. Pursuant to the Stock Purchase Agreement dated March 18, 2013, as amended on May 1, 2013 by the First Amendment to Stock Purchase Agreement, by and among the Company, EIA, EHI, EAC Acquisition Corporation, a wholly owned subsidiary of the Company, and Mr. Delford M. Smith (collectively, the “Stock Purchase Agreement”), the Company purchased from EIA 100% of the outstanding share capital of EHI for $250.0 million, consisting of $185.0 million in cash, $17.5 million in the Company’s subordinated notes, and 4,008,439 shares of the Company’s Mandatorily Convertible Cumulative Participating Preferred Stock, Series A (the “Preferred Stock”) valued at $47.5 million based on an agreed upon value of $11.85 per share. The Preferred Stock is convertible, at the Company’s option, into an equal number of shares of common stock, subject to stockholder approval under NASDAQ marketplace rules.

In connection with the Acquisition of EHI, EHI purchased nine aircraft from an affiliated entity of EIA for an aggregate purchase price of $13.0 million, all of which was paid by the Company at closing. As part of its integration plans, the Company will consolidate operations and incur restructuring and other costs.

EHI, based in McMinnville, Oregon, currently operates a fleet of 63 aircraft of varying rotary-wing and fixed-wing types for a wide range of passenger transport and light, medium and heavy load-carrying missions. This diverse fleet serves both government and commercial customers, including programs with the US Military in support of overseas operations. EHI maintains a global presence with operations in North America, the Middle East, Africa, and Asia-Pacific.

Notes Offering

On May 2, 2013, the Company closed its $400.0 million aggregate principal amount Notes Offering. The Notes are second priority senior secured obligations of the Company and are guaranteed by certain of the Company’s existing and future domestic subsidiaries.

Net proceeds from the offering were approximately $380.0 million after deducting the initial purchasers’ commissions and estimated transaction fees and expenses. The Company used the net proceeds of the offering to (i) finance a portion of the purchase price for the EHI acquisition, (ii) finance the initial consideration for the previously-announced proposed acquisition of Air Amazonia Serviços Aéreos Ltda. (“Air Amazonia”), the aerial services business of HRT Participacoes em Petroleo, S.A., (iii) refinance its 2015 Subordinated Notes and 2016 Subordinated Notes, (iv) refinance its prior senior secured asset-based revolving credit facility and (v) pay related fees and expenses.

The Notes mature on May 1, 2020 and accrue interest payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2013. The Company may redeem the Notes, in whole or in part, at any time on or after May 1, 2016 at certain redemption prices. In addition, until May 1, 2016 the Company may redeem up to 35% of the outstanding Notes with the net proceeds the Company raises in one or more equity offerings. The Company may also redeem up to 5% of the aggregate principal amount of the Notes in any twelve-month period prior to May 1, 2016 (commencing with the 12-month period beginning on May 1, 2013) at a price equal to 103% of the aggregate principal amount thereof plus accrued and unpaid interest thereon. In addition, the Company may redeem any of the Notes at any time prior to May 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest, if any. If the Company undergoes a change in control, the Company will be required to offer to purchase the Notes from the holders at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.

The indenture under which the Notes were issued, among other things, limits the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; (ii) incur additional debt or issue certain disqualified stock and preferred stock; (iii) incur liens on assets; (iv) merge or consolidate with another company or sell all or substantially all assets; (v) enter into transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of the guarantors to pay dividends or make other payments to the Company.

The Company deposited $46.0 million of the proceeds of the Notes Offering, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, into an escrow account to be used to consummate the Air Amazonia acquisition. If such proceeds of the offering are not released from escrow to consummate the Air Amazonia acquisition on or before July 30, 2013, then an aggregate principal amount of Notes equal to $45.0 million will be subject to a special mandatory redemption, on a pro rata basis, at a price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but not including, the date of redemption.

The Notes are secured by second-position liens, subject to certain exceptions and permitted liens, on substantially all of the Company and the guarantors’ existing and future assets that secure the ABL Revolver.

ABL Revolver

On May 2, 2013, the Company entered into the ABL Revolver, providing a new $100.0 million, five-year revolving credit facility with a group of financial institutions led by Wells Fargo Bank N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA. The interest rate under the credit agreement is 325-450 basis points over LIBOR depending on the Company’s senior leverage ratio. The proceeds under the credit agreement are expected to be used for general corporate purposes.

The Company and each of the Company’s current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the ABL Revolver on a senior secured first lien basis.

The ABL Revolver contains certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the ABL Revolver, is greater than $15.0 million or 1.05:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the ABL Revolver, is less than or equal to $15.0 million and an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions.

The ABL Revolver includes mandatory prepayment requirements for the type of transaction proposed, including, without limitation, requiring prepayment from (a) proceeds that the Company receives as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

Subordinated Notes

Pursuant to the terms of the Stock Purchase Agreement, the consideration included $17.5 million of the Company’s subordinated notes. The subordinated notes accrue interest at a fixed rate of 6.0% per annum, mature on November 2, 2020, and may be prepaid at the Company’s option. Upon an event of default under the subordinated notes, the interest rate will increase to 8.0% per annum until the event of default is cured. The Company has agreed to pay, in cash, quarterly installments of interest only (in arrears) until March 31, 2015, after which date the Company has agreed to pay, in addition to such interest, on a quarterly basis $1.0 million in principal. Upon any refinancing of the Notes or the ABL Revolver the principal amount of the subordinated notes with all accrued interest thereon will become due and payable. Upon a change of control, the principal amount together with all accrued interest shall forthwith be due and payable. Until the principal amount of the subordinated notes together with all accrued interest thereon has been paid in full, the Company and its subsidiaries may not declare or pay any dividend, make any payment on account of, or take certain other actions in respect of any of the Company or its subsidiaries’ equity interests, subject to certain exceptions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company. The following discussion and analysis should be read together with the selected consolidated financial data and our consolidated financial statements and notes thereto set forth in this Form 10-Q. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements, as discussed more fully in Part II, “Item 1A. Risk Factors.”

This overview summarizes the MD&A, which includes the following sections:

•

Recent Developments — highlights from the first quarter of 2013 outlining some of the major events that happened during the quarter and how they affected our financial performance, as well as other recent developments

•	Overview of the Business — a review of our business and our business operating segments

•

Trends and Uncertainties — some of the known trends, demands, events, and uncertainties that have had material effects on our results of operations for the three month periods presented for 2013 and 2012 in our consolidated financial statements or are reasonably likely to have material effects in the future

•

Results of Operations — an in-depth analysis of the results of our operations for the three month periods presented for 2013 and 2012 in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of comprehensive income. This section also includes financial and statistical data regarding our view of 2013

•

Liquidity and Capital Resources — an analysis of cash flows and sources and uses of cash, including some of the known trends, demands, events, and uncertainties that will or are reasonably likely to have a material impact on our liquidity and capital resources

•	Off-balance Sheet Arrangements — an overview of off-balance-sheet arrangements outstanding as of March 31, 2013

•

Critical Accounting Policies and Estimates — critical accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts

RECENT DEVELOPMENTS

•	On May 2, 2013, we closed our acquisition of Evergreen Helicopters, Inc. (“EHI”), formerly a subsidiary of Evergreen International Aviation (“EIA”)

•	On May 2, 2013, we closed our $400.0 million aggregate principal amount offering of 8.25% Second Priority Senior Secured Notes due 2020

•

On May 2, 2013, we entered into a new $100.0 million, five-year revolving credit facility (“ABL Revolver”) with a group of financial institutions led by Wells Fargo Bank, N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA

•	On March 6, 2013, we entered into a binding term sheet (the “HRT Agreement”) with Air Amazonia Servicos Aéreos Ltda. (“Air Amazonia”) and HRT Participações em Petróleo S.A. (“HRT”)

•	We continued to execute on our strategic growth strategy in South America as we began servicing a second oil and gas exploration customer in Peru

•	We experienced no aircraft accidents, maintained our Safety and Health Achievement Recognition Program (SHARP) certification, and maintained zero findings on all FAA certificates

Financial Highlights – Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Our revenue for the three months ending March 31, 2013 was $36.9 million or $9.3 million higher than the same period in 2012. This 33.8% increase was primarily driven by an extremely active fire season in Australia and the deployment of a second Aircrane to Peru which began servicing a new customer, Pacific Stratus Energy. We flew 595 more hours in the first quarter of 2013 than in the first quarter of 2012, an increase of 38.0%.

Our S-64 fleet utilization (calculated as the number of days on contract as a percentage of total available days) improved from 53.3% in the first quarter of 2012 to 65.4% in the first quarter of 2013. Our average fleet size increased to 19 aircraft in the first three months of 2013 from 17 aircraft for the first three months of 2012.

Aircrane Fleet

As of March 31, 2013, we owned and operated a fleet of 19 Aircranes, 18 of which were currently providing Aerial Services for our customers. Aircrane fleet size is a major driver of our revenues. Throughout the course of any year we may remove Aircranes from service for maintenance or for sale, or add Aircranes to the fleet through our own production or through a purchase.

The following table presents the changes in Aircranes employed in our fleet as of March 31, 2013:

	Aircranes	Total Aircranes Employed
Aircranes in our fleet at December 31, 2012		18

Aircranes in the process of heavy maintenance	1

Aircranes in our fleet at March 31, 2013		19

In April 2013 we moved one Aircrane from inventory and transferred it to our active fleet, bringing our total fleet to 20 Aircranes. In addition to our S-64 fleet, we also operate two support aircraft for a total aircraft fleet of 22.

OVERVIEW OF THE BUSINESS

We specialize in the operation and remanufacture of the Aircrane, a versatile and powerful heavy-lift helicopter. The Aircrane has a lift capacity of up to 25,000 pounds and is the only commercial aircraft built specifically as a flying crane without a fuselage for internal load. The Aircrane is also the only commercial heavy-lift helicopter with a rear load-facing cockpit, combining an unobstructed view and complete aircraft control for precision lift and load placement capabilities. We conduct business primarily through two reportable segments: Aerial Services and Manufacturing / MRO.

To support our Aerial Services segment, our engineering staff has developed enhanced mission-specific capabilities and modifications for the Aircrane that allow us to compete effectively and contribute to our market share. We typically lease our Aircranes to customers and provide associated crewing and maintenance services. We also offer crewing for aircraft we have sold. Our pilots and mechanics are technical specialists with years of training.

Through our Manufacturing / MRO segment we remanufacture Aircranes from existing airframes, manufacture new components on a contract basis, and provide customers with FAA, EASA, and ANAC certified MRO services in our AS9100 certified facility. AS9100 is a widely adopted and standardized quality management system for the aerospace industry. We also offer CPH contracts pursuant to which we provide components and expendable supplies for a customer’s aircraft at a fixed cost per flight hour. We believe CPH contracts help our customers better predict and manage their maintenance costs.

We also provide aftermarket support and maintenance, repair and overhaul services for the Aircrane and other aircraft and remanufacture Aircranes and related components for sale to government and commercial customers. We refer to this segment of our business as Manufacturing / MRO. In the first quarter of 2013, our Aerial Services and Manufacturing / MRO segments generated revenues of $35.2 million and $1.7 million, respectively, and in the first quarter of 2012, our Aerial Services and Manufacturing / MRO segments generated revenues of $25.1 million and $2.5 million, respectively.

In the first quarter of 2013, we had net loss attributable to Erickson Air-Crane of $1.2 million, and in 2012, we had net loss attributable to Erickson Air-Crane of $2.5 million.

We manage our business using key operating indicators to measure our performance, balancing short-term results and strategic priorities.

Sales and Marketing

•

To maintain and strengthen our position in the Aerial Services market, we monitor revenue flight hours, aggregate revenues, and backlog revenues for firefighting, timber harvesting, construction and crewing contracts, and compare these against budgeted and forecasted targets to measure performance. We monitor our sales pipeline for each of these services, and maintain a master fleet schedule and attempt to maximize Aircrane utilization and revenues by minimizing our “white space,” or Aircrane idle time.

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

Financial and Overall Performance Measures

•	We measure overall business performance according to six critical metrics: Revenue growth, net income, earnings per share, EBITDA, Adjusted EBITDA, and free cash flow.

•	Our key liquidity measures include free cash flow, revolver availability, receivables aging, capital investments, and bank covenant compliance.

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

•

Infrastructure Construction Contracts. Our infrastructure construction operations vary from short-term construction jobs (generally one to five days in duration) to longer-term jobs (several months or years in duration) within the oil and gas, construction, energy transmission, and energy generation industries.

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

•

Aircrane Sales. In our Central Point, Oregon facility we have the capability to remanufacture Aircranes on existing S-64 and CH-54 airframes, and this remains a core business competency. Customers who identify a year-round or otherwise critical application for an Aircrane may find it advantageous to own an Aircrane rather than leasing our fleet’s services. We have sold nine Aircranes since 2002 and subsequently re-purchased one of these Aircranes in 2012. While we continue to pursue Aircrane sales and will make sales strategically when opportunities arise, we do not rely on Aircrane sales as an essential part of our business planning.

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

TRENDS AND UNCERTAINTIES AFFECTING OUR BUSINESS

Effect of 2007 Acquisition. We were acquired on September 27, 2007, in which the buyers acquired 100% of our outstanding common stock for $93.1 million, which amount included direct acquisition costs of $3.4 million. The acquisition was accounted for as a purchase in accordance with the Financial Accounting Standard Board’s (“FASB”) ASC No. 805, Business Combinations. As a result, we allocated the purchase price to the assets acquired and the liabilities assumed at the date of the acquisition based on their estimated fair value as of the closing date. The difference between the aggregate purchase price and the estimated fair value of the assets acquired and liabilities assumed was approximately $553.7 million. Our management determined that the fair value of the various assets acquired and liabilities assumed was $646.8 million on the date of acquisition and that, based in part on a valuation provided by an independent third party as required by U.S. GAAP in connection with such determination, the fair value of the 18 Aircranes in our fleet on the date of acquisition was $317.7 million. The negative goodwill was used to reduce the value of Aircranes and support parts and other property, plant and equipment. As a result of this adjustment, the cost of revenues in each of the successor periods included in this Form 10-Q reflects the lower carrying value of our aircraft support parts that we have sold or used in our maintenance, repair, and overhaul operations. The aggregate effect of the purchase accounting adjustment with respect to our inventory was approximately $31.7 million from the date of acquisition through March 31, 2013. Based on our past experience and historical inventory usage patterns, we expect to largely realize the benefit of the approximately $11.5 million remaining fair value purchase accounting adjustment to aircraft support parts over the next 2-3 years as we sell and use our legacy inventory. Our legacy inventory consists of aircraft parts and components purchased over multiple years for which there is no liquid market; therefore, there is no guarantee that we will be able to purchase new inventory at the carrying values of our legacy inventory currently reflected on our balance sheet.

Aircrane Sales. A sale of an Aircrane has a material effect on our financial results, and Aircrane sales have been a dominant factor in fluctuations in our historical year-over-year results. Although we have focused our sales and marketing efforts on increasing Aircrane sales, sales are not guaranteed in a particular financial period or at all. We sold one Aircrane in 2009 to San Diego Gas & Electric, or SDG&E, which we subsequently re-purchased from SDG&E in 2012. Since 2002, we have sold and delivered nine Aircranes.

As of March 31, 2013 we had 19 Aircranes that we utilized in providing Aerial Services, including one Aircrane in heavy maintenance. The sale of an Aircrane to an existing or potential Aerial Services customer may reduce future Aerial Services revenues we may have received for services provided to such customers or other third parties. We would expect to maintain our level of operations through more efficient scheduling of our remaining fleet or by remanufacturing additional Aircranes to add to our fleet. However, we may not always have the ability to maintain our desired level of Aerial Services operations with a reduced fleet, which could reduce our ability to generate Aerial Services revenues.

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

Costs Associated with our Financing Arrangements. We are a highly leveraged company and, as a result, have significant debt service obligations. We are subject to financial covenants under our ABL Revolver. We were in compliance with our financial covenants under our prior facility at March 31, 2013 and March 31, 2012. Our ability to service our debt and comply with the financial covenants under our ABL Revolver in 2013 are subject to various risks and uncertainties, and among other factors may be adversely affected by any of the following:

•	if our business does not perform as expected, including if we generate less than anticipated revenue from our Aerial Services operations or encounter significant unexpected costs;

•	if we fail to timely collect our receivables, including our receivable from our major customers.

Failure to service our debt and comply with our financial covenants could materially and adversely affect our business and financial condition. The senior secured asset-based credit facility under our ABL Revolver matures on May 1, 2018.

Greece Receivable. As of March 31, 2013, included within our accounts receivable balance was $5.7 million (€4.4 million) due from the Hellenic Fire Brigade for final payment of firefighting services performed in 2011. In 2012, the government of Greece communicated with us its belief that we had a permanent establishment in Greece for 2011 and 2010, which would require us to file Greek tax returns and pay related taxes. The Hellenic Fire Brigade is withholding payment to us until a resolution is made regarding our permanent establishment status. No formal tax assessments have been made, and we have asked the U.S. Competent Authority Office to assist us in settling the dispute. In 2012, we recorded an unrecognized tax position of $5.7 million for potential income taxes that may be due if we are determined to have a permanent establishment within Greece. Payment of tax in this foreign jurisdiction would result in a foreign tax credit in the United States we have included in our deferred assets. We anticipate that any Greek taxes we are compelled to pay will be allowed as a foreign tax credit on our U.S. tax return. For the quarter ended March 31, 2012, we recognized $0.2 million for potential interest and penalties associated with the tax liability for Greece.

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

Fluctuations in our Mix of Services. We derive most of our total revenues from our Aerial Services business, which are composed of revenues from firefighting, timber harvesting, infrastructure construction, and crewing. The margins we make on these activities differ substantially and may vary from year to year, and the amount of our flight hours dedicated to these activities can also vary from year to year. For example, in the first quarter of 2013 we generated revenues per flight hour for firefighting and timber harvesting of $30,388 and $7,271, respectively, compared to revenues per flight hour for firefighting and timber harvesting of $100,533 and $8,499 in the first quarter of 2012. Changes in the composition of our flight hours for any reason could impact our total revenues. Many of our contracts, particularly firefighting contracts, contain a daily standby fee as well as an hourly rate based on flight activity. Changes in the composition of daily standby fees relative to the number of hours flown could impact our total revenues. In addition, the acquisition of EHI will, and the planned acquisition of Air Amazonia is expected to, impact our mix of services and the regions in which we provide them.

Expenses Associated with Expansion. As part of our business strategy, we may acquire businesses or specific assets or engage in other strategic transactions. For instance, in May 2013 we acquired EHI. Such transactions may result in expenses that impact our financial results, including expenses associated with the negotiation and closing of the transaction, funding the transaction, attracting and retaining qualified talent and to finance our expansion, and integrating the business or assets acquired.

Crewing and CPH Contracts with the Italian Forest Service. We provide crewing services on a multi-year basis to the Italian Forest Service in respect of four Aircranes we previously sold to the Italian Forest Service. We also provide maintenance and CPH for parts to this customer. Our contracts to provide services to the Italian Forest Service expire in June 2013. The Italian Forest Service recently published a tender for a three year crewing services contract that will replace the expiring contract. While we intend to submit a competitive bid, we may not be successful in obtaining the contract award.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table presents our consolidated operating results for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

(Dollars in thousands)	Three Months Ended March 31, 2013	% of Revenues	Three Months Ended March 31, 2012	% of Revenues	Change	% Change
Net revenues:
Aerial Services	$35,219	95.3	$25,108	90.9	$10,111	40.3
Manufacturing / MRO	1,721	4.7	2,501	9.1	(780)	(31.2)

Total revenues	36,940	100.0	27,609	100.0	9,331	33.8
Cost of revenues:
Aerial Services	26,355	74.8 (1)	21,850	87.0 (1)	4,505	20.6
Manufacturing / MRO	1,311	76.2 (1)	1,719	68.7 (1)	(408)	(23.7)

Total cost of revenues	27,666	74.9	23,569	85.4	4,097	17.4

Gross profit
Aerial Services	8,864	25.2 (1)	3,258	13.0 (1)	5,606	172.1
Manufacturing / MRO	410	23.8 (1)	782	31.3 (1)	(372)	(47.6)

Total gross profit	9,274	25.1	4,040	14.6	5,234	129.6
Operating expenses:
General and administrative	6,311	17.1	2,881	10.4	3,430	119.1
Research and development	913	2.5	953	3.5	(40)	(4.2)
Selling and marketing	2,390	6.5	1,861	6.7	529	28.4

Total operating expenses	9,614	26.0	5,695	20.6	3,919	68.8

Income (loss) from operations	(340)	(0.9)	(1,655)	(6.0)	1,315	(79.5)
Other income (expense), net:
Interest expense, net	(1,357)	(3.7)	(2,265)	(8.2)	908	(40.1)
Other income (expense), net	(434)	(1.2)	142	0.5	(576)	NM (2)

Total other income (expense)	(1,791)	(4.8)	(2,123)	(7.7)	332	(15.6)

Net income (loss) before income taxes and noncontrolling interest	(2,131)	(5.8)	(3,778)	(13.7)	1,647	(43.6)
Income tax expense (benefit)	(1,136)	(3.1)	(1,469)	(5.3)	333	(22.7)

Net income (loss)	(995)	(2.7)	(2,309)	(8.4)	1,314	(56.9)
Less: Net (income) loss related to noncontrolling interest	(221)	(0.6)	(185)	(0.7)	(36)	19.5

Net income (loss) attributable to Erickson Air-Crane Incorporated	(1,216)	(3.3)	(2,494)	(9.0)	1,278	(51.2)
Dividends on Series A Redeemable Preferred Stock	—	—	2,509	9.1	(2,509)	(100.0)

Net income (loss) attributable to common stockholders	$(1,216)	(3.3)	$(5,003)	(18.1)	$3,787	(75.7)

(1)	Percentage of net revenues of segment.
(2)	We use the abbreviation “NM” throughout this Form 10-Q to refer to changes that are not meaningful.

Revenues

Consolidated revenues increased by $9.3 million, or 33.8%, to $36.9 million in the first quarter of 2013 from $27.6 million in the first quarter of 2012. The increase in revenues was attributable to a $10.1 million increase in Aerial Services revenues partially offset by a $0.8 million decrease in Manufacturing / MRO revenues compared to the first quarter of 2012.

(Dollars in thousands)	Three Months Ended March 31, 2013	% of Revenues	Three Months Ended March 31, 2012	% of Revenues	Change	% Change
Net revenues:
Aerial Services	$35,219	95.3	$25,108	90.9	$10,111	40.3
Manufacturing / MRO	1,721	4.7	2,501	9.1	(780)	(31.2)

Total revenues	$36,940	100.0	$27,609	100.0	$9,331	33.8

Aerial Services. Aerial Services revenues increased by $10.1 million, or 40.3%, to $35.2 million in the first quarter of 2013 from $25.1 million in the first quarter of 2012. This increase was primarily due to a 38.0% increase in revenue flight hours for Aerial Services during the first quarter of 2013 to 2,160 hours from 1,565 hours in 2012.

The following are our revenues and revenue flight hours by type of service for the first quarter of 2013 and 2012:

(Dollars in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Change	% Change
Aerial Services Revenues:
Firefighting	$14,556	$7,540	$7,016	93.1
Timber Harvesting	6,224	5,839	385	6.6
Infrastructure Construction	11,464	7,128	4,336	60.8
Crewing	2,975	4,601	(1,626)	(35.3)

Total Aerial Services revenues	$35,219	$25,108	$10,111	40.3

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Change	% Change
Aerial Services Revenue Flight Hours:
Firefighting	479	75	404	NM
Timber Harvesting	856	687	169	24.6
Infrastructure Construction	802	525	277	52.8
Crewing	23	278	(255)	(91.7)

Total Aerial Services revenue flight hours	2,160	1,565	595	38.0

•

Firefighting revenues increased by $7.0 million, or 93.1%, to $14.6 million in the first quarter of 2013 from $7.5 million in the first quarter of 2012. This increase was primarily due to an increase in firefighting revenues in Australia. Our firefighting flight hour activity increased 404 hours in the first three months of 2013 as compared to the first three months of 2012.

•

Timber Harvesting revenues increased by $0.4 million, or 6.6%, to $6.2 million in the first quarter of 2013 from $5.8 million in the first quarter of 2012. This increase was primarily due to increased revenues of $1.8 million in North America, partially offset by a $1.4 million decrease in Malaysia as compared to the first quarter of 2012. The increase in North American revenues was primarily attributable to milder winter weather in Canada during the first quarter of 2013 which allowed for increased flight hours compared to the first quarter of 2012. The decline in Malaysian revenues was driven by a delay in renewing a contract with one of our Malaysian customers. We began requiring prepayment from this customer for timber harvesting services in 2012.

•

Infrastructure Construction revenues increased by $4.3 million, or 60.8%, to $11.5 million in the first quarter of 2013 from $7.1 million in the first quarter of 2012. This increase was primarily due to increased revenues in South America construction of $2.4 million coupled with increased revenues in North America construction of $1.9 million as compared to the first quarter of 2012. During the first quarter of 2013 we commenced operating under a new contract in Peru providing services for an oil and gas customer Pacific Stratus Energy.

•

Crewing revenues decreased by $1.6 million, or 35.3%, to $3.0 million in the first quarter of 2013 from $4.6 million in the first quarter of 2012. This decrease was primarily due to our crewing contract with SDG&E, which ended during the third quarter of 2012, coupled with decreased flight activity with our Italian customer. The decreased flight activity with our Italian customer was primarily due to a less active Italian fire season during the first quarter of 2013 compared to the first quarter of 2012.

Manufacturing / MRO. Manufacturing / MRO revenue decreased by $0.8 million, or 31.2%, to $1.7 million in the first quarter of 2013 from $2.5 million in the first quarter of 2012. This decrease was primarily due to lower CPH revenue resulting from lower flight activity by our Italian customer due to a less active Italian fire season in the first quarter of 2013 compared to the first quarter of 2012, coupled with our CPH contract with SDG&E, which ended October 1, 2012.

Gross Profit

Consolidated gross profit increased by $5.2 million, or 129.6%, to $9.3 million in the first quarter of 2013 from $4.0 million in the first quarter of 2012. The increase was attributable to an increase in Aerial Services gross profit of $5.6 million partially offset by a decrease in Manufacturing / MRO gross profit of $0.4 million in the first quarter of 2013 compared to the first quarter of 2012.

(Dollars in thousands)	Three Months Ended March 31, 2013	% of Related Revenues	Three Months Ended March 31, 2012	% of Related Revenues	Change	% Change
Gross profit
Aerial Services	$8,864	25.2	$3,258	13.0	$5,606	172.1
Manufacturing / MRO	410	23.8	782	31.3	(372)	(47.6)

Total gross profit	$9,274	25.1	$4,040	14.6	$5,234	129.6

Aerial Services. Aerial Services gross profit increased by $5.6 million, or 172.1%, to $8.9 million in the first quarter of 2013 from $3.3 million in the first quarter of 2012. Gross profit margin was 25.2% in the first quarter of 2013 compared to 13.0% in the first quarter of 2012. The revenue increase of $10.1 million in the first quarter of 2013 compared to the first quarter of 2012 was the primary reason for the gross profit improvement. Many of the costs of Aerial Services revenues are fixed in nature and the increase in flight hour revenues directly benefitted our operating margins.

Manufacturing / MRO. Manufacturing / MRO gross profit decreased by $0.4 million to $0.4 million in the first quarter of 2013 compared to $0.8 million in the first quarter of 2012, primarily due to lower CPH revenue from our Italian customer.

Operating Expenses

(Dollars in thousands)	Three Months Ended March 31, 2013	% of Revenues	Three Months Ended March 31, 2012	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$6,311	17.1	$2,881	10.4	$3,430	119.1
Research and development	913	2.5	953	3.5	(40)	(4.2)
Selling and marketing	2,390	6.5	1,861	6.7	529	28.4

Total operating expenses	9,614	26.0	5,695	20.6	3,919	68.8

Income (loss) from operations	$(340)	(0.9)	$(1,655)	(6.0)	$1,315	(79.5)

Operating expenses increased by $3.9 million, or 68.8%, to $9.6 million in the first quarter of 2013 from $5.7 million in the first quarter of 2012. The increase was primarily due to increased general and administrative expenses. The increase in general and administrative expenses was driven by expenses relating to the acquisitions of EHI and Air Amazonia which totaled $2.3 million during the first quarter of 2013 compared to zero during the first quarter of 2012. In addition to incremental acquisition related expenses, general and administrative expenses increased $0.3 million due to the costs of being a public company in the first quarter of 2013. We were not a public company in the first quarter of 2012. Selling and marketing expenses increased by $0.5 million to $2.4 million in the first quarter of 2013 from $1.9 million in the first quarter of 2012. The increase in selling and marketing expenses was driven primarily by a $0.3 million increase in bad debt expense, a $0.1 million increase in personnel related expenses, and a $0.1 million increase in commissions due to our new contract in Peru during the first quarter of 2013 as compared to the first quarter of 2012.

Other Income (Expense), Net

(Dollars in thousands)	Three Months Ended March 31, 2013	% of Revenues	Three Months Ended March 31, 2012	% of Revenues	Change	% Change
Other income (expense), net:
Interest expense, net	$(1,357)	(3.7)	$(2,265)	(8.2)	$908	(40.1)
Other income (expense), net	(434)	(1.2)	142	0.5	(576)	NM

Total other income (expense), net	$(1,791)	(4.8)	$(2,123)	(7.7)	$332	(15.6)

Total other income (expense), net decreased by $0.3 million to $1.8 million of net expense in the first quarter of 2013 from $2.1 million of net expense during the first quarter of 2012. Interest expense, net decreased by $0.9 million to $1.4 million of net expense in the first quarter of 2013, from $2.3 million of net expense in first quarter of 2012, primarily due to a decrease in the effective interest rates on borrowings and a decrease in our average outstanding borrowings. Other income (expense), net decreased by $0.6 million to $0.4 million in other expense during the first quarter of 2013 from $0.1 million in other income during the first quarter of 2012, due to the factors described below.

(Dollars in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$206	$390	$(184)
Realized foreign exchange gain (loss)	(37)	(37)	—
Amortization of debt issuance costs	(322)	(284)	(38)
Other income (expense), net	(281)	73	(354)

Other income (expense), net	$(434)	$142	$(576)

Other income (expense), net for the three months ended March 31, 2013 included $0.2 million of penalties associated with the tax liability for Greece.

Income Tax Expense (Benefit)

(Dollars in thousands)	Three Months Ended March 31, 2013	% of Revenues	Three Months Ended March 31, 2012	% of Revenues	Change	% Change
Net income (loss) before income taxes and noncontrolling interest	$(2,131)	(5.8)	$(3,778)	(13.7)	$1,647	(43.6)
Income tax expense (benefit)	(1,136)	(3.1)	(1,469)	(5.3)	333	(22.7)

Net income (loss)	$(995)	(2.7)	$(2,309)	(8.4)	$1,314	(56.9)

Income tax expense (benefit) increased by $0.3 million to a tax benefit of $1.1 million in the first quarter of 2013 from a $1.5 million tax benefit in the first quarter of 2012. The decrease in tax benefit was primarily driven by a lower net loss position in the first quarter of 2013 compared to the first quarter of 2012.

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Three Months Ended March 31, 2013	% of Revenues	Three Months Ended March 31, 2012	% of Revenues	Change	% Change
Net income (loss)	$(995)	(2.7)	$(2,309)	(8.4)	$1,314	(56.9)
Less: Net (income) loss related to noncontrolling interest	(221)	(0.6)	(185)	(0.7)	(36)	19.5

Net income (loss) attributable to Erickson Air-Crane Incorporated	(1,216)	(3.3)	(2,494)	(9.0)	1,278	(51.2)
Dividends on Series A Redeemable Preferred Stock	—	—	2,509	9.1	(2,509)	(100.0)

Net income (loss) attributable to common stockholders	$(1,216)	(3.3)	$(5,003)	(18.1)	$3,787	(75.7)

Net income (loss) attributable to Erickson Air-Crane Incorporated increased by $1.3 million to a $1.2 million net loss in the first quarter of 2013 from a $2.5 million net loss in the first quarter of 2012, primarily due to the changes in revenues, expenses, and taxes discussed above. Net income (loss) attributable to common stockholders increased by $3.8 million to net loss of $1.2 million in the first quarter of 2013 from net loss of $5.0 million in the first quarter of 2012 after accounting for accrued dividends on our Series A Redeemable Preferred Stock. Our Series A Redeemable Preferred Stock was converted to common stock during our IPO in the second quarter of 2012.

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

Specifically, we have a concentration of large customers, several of which are U.S. and foreign government agencies or entities, and our cash flows depend on being able to collect our receivables from them. If, in the future, we cannot generate sufficient cash from operations to comply with our debt service obligations, we will need to refinance such debt obligations, obtain additional financing, or sell assets. We cannot assure you that our business will generate cash from operations, or that we will be able to obtain financing from other sources, sufficient to satisfy our debt service or other requirements. We believe that our cash from operations and borrowings available to us under our ABL Revolver will be adequate to meet our liquidity needs, capital expenditure requirements and debt service payments for at least the next 12 months. Our ABL Revolver has a maturity date of May 1, 2018.

Our cash from operations may be negatively affected by our customers in portions of Europe that have been significantly affected by the global recession, such as Greece and Italy, and existing or future accounts receivable may be uncollected if these customers experience curtailed government spending, as well as the other factors described in “Risk Factors” and elsewhere in this report. In addition, we may need to fund our debt service obligations or capital expenditures through the issuance of debt or equity securities or other external financing sources to the extent we are unable to fund such debt service obligations or capital expenditures out of our cash from operations.

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

Three Months Ended March 31, 2013 Compared to 2012

The following chart is a condensed presentation of our statement of cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Change
Net cash provided by (used in) operating activities	$(6,288)	$(2,255)	$(4,033)
Net cash provided by (used in) investing activities	(3,009)	(1,665)	(1,344)
Net cash provided by (used in) financing activities	9,121	5,077	4,044
Foreign-currency effect on cash and cash equivalents	31	4	27

Net increase (decrease) in cash and cash equivalents	(145)	1,161	(1,306)
Cash and cash equivalents at beginning of period	1,468	268	1,200

Cash and cash equivalents at the end of period	$1,323	$1,429	$(106)

Sources and Uses of Cash

At March 31, 2013, we had cash and cash equivalents of $1.3 million compared to $1.5 million at December 31, 2012. At March 31, 2013, we had restricted cash of $3.7 million compared to $3.8 million at December 31, 2012. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure certain performance and bid bonds on certain contracts.

Net cash provided by (used in) operating activities. For the three months ended March 31, 2013, net cash used in operating activities before the change in operating assets and liabilities was $1.3 million, which included net loss of $1.0 million coupled with non-cash adjustments reconciling net income to net cash provided by operating activities of $2.3 million (depreciation of $2.7 million, non-cash interest on subordinated notes of $0.7 million, amortization of debt issuance costs of $0.3 million, and $0.2 million in stock based compensation, partially offset by a net increase in deferred income taxes of $1.5 million). The change in operating assets and liabilities was a $7.6 million use consisting of the following: a $6.3 million increase in accounts receivable (primarily attributable to the receivables related to our Australian and new Peruvian customer), a $4.5 million increase in Aircranes and support parts (primarily attributable to increases in inventory levels and continued progress on the Aircrane being remanufactured), a $1.7 million increase in prepaid expenses and other, a $0.3 million decrease in accounts payable, partially offset by a $4.7 million increase in accrued and other current liabilities (primarily attributable to increases in accrued legal fees associated with the acquisitions, accrued payroll and related taxes, coupled with an increase in accrued mobilization costs for Australia), a $0.4 million increase in income taxes payable, and a $0.1 million increase in income tax receivable. As a result of these factors, we used $6.3 million of cash in operating activities in the three months ended March 31, 2013.

For the three months ended March 31, 2012, net cash used in operating activities before the change in operating assets and liabilities was $0.6 million, which included net loss of $2.3 million partially offset by non-cash adjustments reconciling net income to net cash provided by operating activities of $1.7 million (depreciation of $2.0 million, non-cash interest on subordinated notes of $1.2 million, and amortization of debt issuance costs of $0.3 million, partially offset by a net increase in deferred income taxes of $1.8 million). The change in operating assets and liabilities was a $1.7 million use consisting of the following: a $4.3 million increase in Aircranes and support parts (primarily attributable to increases in inventory levels and continued progress on Aircranes being remanufactured), a $1.9 million increase in accounts receivable (primarily attributable to a receivable related to our new South America customers), a $1.9 million increase in prepaid expenses and other, a $0.9 million decrease in accounts payable, a $0.4 million decrease in other long-term liabilities, and a $0.2 million increase in income tax receivable, partially offset by a $7.4 million increase in accrued and other current liabilities (primarily attributable to increase in accrued payroll and related taxes, an increase in advances from Cambiano, and an increase in accrued mobilization costs for Australia), and a $0.5 million increase in income taxes payable. As a result of these factors, we used $2.3 million of cash in operating activities in the three months ended March 31, 2012.

Net cash provided by (used in) investing activities. Net cash used in investing activities was $3.0 million for the three months ended March 31, 2013 compared to net cash used in investing activities of $1.7 million for the three months ended March 31, 2012. In the three months ended March 31, 2013 we used net cash of $2.9 million for routine capital expenditures. In the three months ended March 31, 2012, we used net cash of $1.8 million for routine capital expenditures.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $9.1 million for the three months ended March 31, 2013 compared to $5.1 million provided for the three months ended March 31, 2012. In the three months ended March 31, 2013, net cash provided by financing activities of $9.3 million was from net borrowings of long-term debt and $0.2 million was used for debt issuance costs related to our credit facility. In the three months ended March 31, 2012, net cash provided by financing activities of $5.1 million was from net borrowings of long-term debt.

Description of Indebtedness

Notes Offering

On May 2, 2013, we closed our $400.0 million aggregate principal amount offering of 8.25% Second Priority Senior Secured Notes due 2020 (the “Notes”). The Notes are second priority senior secured obligations of ours and are guaranteed by certain of our existing and future domestic subsidiaries.

Net proceeds from the offering were approximately $380.0 million after deducting the initial purchasers’ commissions and estimated transaction fees and expenses. We used the net proceeds of the offering to (i) finance a portion of the purchase price for the EHI acquisition, (ii) finance the initial consideration for the previously-announced proposed acquisition of Air Amazonia, (iii) refinance our prior unsecured subordinated notes due 2015 (the “2015 Subordinated Notes”) and unsecured subordinated notes due 2016 (the “2016 Subordinated Notes”), (iv) refinance our prior senior secured asset-based revolving credit facility and (v) pay related fees and expenses.

The Notes mature on May 1, 2020 and accrue interest payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2013. We may redeem the Notes, in whole or in part, at any time on or after May 1, 2016 at certain redemption prices. In addition, until May 1, 2016 we may redeem up to 35% of the outstanding Notes with the net proceeds we raise in one or more equity offerings. We may also redeem up to 5% of the aggregate principal amount of the Notes in any twelve-month period prior to May 1, 2016 (commencing with the 12-month period beginning on May 1, 2013) at a price equal to 103% of the aggregate principal amount thereof plus accrued and unpaid interest thereon. In addition, we may redeem any of the Notes at any time prior to May 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest, if any. If we undergo a change in control, we will be required to offer to purchase the Notes from the holders at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.

The indenture under which the Notes were issued, among other things, limits our ability and the ability of our restricted subsidiaries to: (i) pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; (ii) incur additional debt or issue certain disqualified stock and preferred stock; (iii) incur liens on assets; (iv) merge or consolidate with another company or sell all or substantially all assets; (v) enter into transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of the guarantors to pay dividends or make other payments to us.

We deposited $46.0 million of the proceeds of the Notes Offering, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, into an escrow account to be used to consummate the Air Amazonia acquisition. If such proceeds of the offering are not released from escrow to consummate the Air Amazonia acquisition on or before July 30, 2013, then an aggregate principal amount of Notes equal to $45.0 million will be subject to a special mandatory redemption, on a pro rata basis, at a price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but not including, the date of redemption.

The Notes are secured by second-position liens, subject to certain exceptions and permitted liens, on substantially all of our and the guarantors’ existing and future assets that secure the ABL Revolver.

ABL Revolver

On May 2, 2013, we entered into the ABL Revolver, providing a new $100.0 million, five-year revolving credit facility with a group of financial institutions led by Wells Fargo Bank N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA. The interest rate under the credit agreement is 325-450 basis points over LIBOR depending on our senior leverage ratio. The proceeds under the credit agreement are expected to be used for general corporate purposes.

We and each of our current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the ABL Revolver on a senior secured first lien basis.

The ABL Revolver contains certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if our average excess availability, as calculated pursuant to the terms of the ABL Revolver, is greater than $15.0 million or 1.05:1.00 if our average excess availability, as calculated pursuant to the terms of the ABL Revolver, is less than or equal to $15.0 million and an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions.

The ABL Revolver includes mandatory prepayment requirements for the type of transaction proposed, including, without limitation, requiring prepayment from (a) proceeds that we receive as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

Subordinated Notes

Pursuant to the terms of the stock purchase agreement, as amended, for our acquisition of EHI, the consideration included $17.5 million of our subordinated notes. The subordinated notes accrue interest at a fixed rate of 6.0% per annum, mature on November 2, 2020, and may be prepaid at our option. Upon an event of default under the subordinated notes, the interest rate will increase to 8.0% per annum until the event of default is cured. We have agreed to pay, in cash, quarterly installments of interest only (in arrears) until March 31, 2015, after which date we have agreed to pay, in addition to such interest, on a quarterly basis $1.0 million in principal. Upon any refinancing of the Notes or the ABL Revolver the principal amount of the subordinated notes with all accrued interest thereon will become due and payable. Upon a change of control, the principal amount together with all accrued interest shall forthwith be due and payable. Until the principal amount of the subordinated notes together with all accrued interest thereon has been paid in full, we and our subsidiaries may not declare or pay any dividend, make any payment on account of, or take certain other actions in respect of any of our or our subsidiaries’ equity interests, subject to certain exceptions.

Term Debt and Revolving Line of Credit

At the end of June 2010, we entered into a credit agreement with a bank syndicate led by Wells Fargo, which consisted of up to $132.5 million in senior secured asset-based revolving credit facilities, including a $65.0 million term loan facility and a revolving credit facility of up to $67.5 million. In connection with the Notes Offering and the ABL Revolver consummated subsequent to March 31, 2013, all of the senior secured asset-based revolving credit facilities were paid in full to Wells Fargo and the senior secured asset-based revolving credit facilities were discontinued.

The $67.5 million revolving credit facility had a $30.0 million sublimit for issuance of letters of credit and a $10.0 million sublimit for swingline loans.

The interest rate on the senior credit facilities was calculated based on LIBOR or a base rate. The base rate was the higher of the federal funds rate plus 150 basis points, the prime rate as quoted by Wells Fargo, or LIBOR plus 150 basis points. The interest rate was calculated as LIBOR or base rate plus a LIBOR margin or base rate margin, respectively. Margin rates were tied to the total senior debt leverage covenant per our credit agreement. LIBOR margin ranges between 2.75% and 5.00% and base rate margin ranges between 1.75% and 4.00%. We paid an unused commitment fee between 0.375% and 0.625% and fees between 2.75% and 5.00% on outstanding letters of credit, both of which were based on the level of the senior debt leverage covenant ratio.

The outstanding balance under the revolving credit facility at March 31, 2013 and December 31, 2012, excluding letters of credit, was $33.4 million and $22.5 million, respectively.

The weighted average interest rate for borrowings under the revolving credit facility for the three months ended March 31, 2013 and March 31, 2012 was 3.81% and 4.03%, respectively. The interest rate at March 31, 2013 and December 31, 2012 was 3.56% and 3.75%, respectively. Maximum borrowing availability was $32.3 million and $43.0 million as of March 31, 2013 and December 31, 2012, respectively. We had $1.8 million and $2.0 million of outstanding standby letters of credit issued under the facility as of March 31, 2013 and December 31, 2012, respectively.

The weighted average interest rate for the term loan borrowings for the three months ended March 31, 2013 and March 31, 2012 was 3.13% and 3.27%, respectively. At March 31, 2013 and December 31, 2012 the outstanding balance under the term loan facility was $47.1 million and $48.8 million, respectively. The interest rate at March 31, 2013 and December 31, 2012 was 3.13% and 3.13%, respectively.

Working Capital Guarantee Credit Agreement

On June 30, 2011, in connection with an amendment to the credit agreement, we obtained a separate line of credit with Wells Fargo for up to $10.0 million, pursuant to which Wells Fargo would issue standby letters of credit to certain of our non-domestic customers for the purpose of assuring our performance of our obligations to such customers. Letters of credit outstanding under this separate line of credit were excluded from our calculation of financial covenants for our senior secured asset-based credit facilities. The standby letters of credit were required to be collateralized by up to $1.0 million in funds obtained from us through the issuance of subordinated promissory notes to ZM Private Equity Fund I, L.P., in the initial principal amount of $700,000 and to ZM Private Equity Fund II, L.P. in the initial principal amount of $300,000. No periodic principal or interest payments were required and the subordinated promissory notes were to mature no earlier than June 30, 2016. In connection with the initial public offering in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum. As of March 31, 2013 and December 31, 2012 we had $4.8 million and $4.6 million, respectively, in outstanding standby letters of credit under this line of credit. In connection with the ABL Revolver consummated subsequent to March 31, 2013, all standby letters of credit were transferred to the ABL Revolver, and the Working Capital line of credit was discontinued.

2015 Subordinated Notes and 2016 Subordinated Notes

On June 30, 2010, we issued 2015 Subordinated Notes with an aggregate principal amount of $8.5 million to ZM Private Equity Funds I and II, L.P. at an initial interest rate of 20.0% per annum. No periodic principal or interest payments were required and the 2015 Subordinated Notes were to mature on June 30, 2015. Interest payments accrued to principal on a quarterly basis. The 2015 Subordinated Notes could be prepaid at any time prior to maturity, at our option, at the original principal amount plus accrued interest without any prepayment penalties, subject to limitations under the agreement. In connection with our initial public offering in April of 2012, the interest rate on the 2015 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the Notes Offering consummated subsequent to March 31, 2013, all of the 2015 Subordinated Notes were repaid in full.

On June 30, 2011, in connection with an amendment to the credit agreement, we issued an additional $10.0 million of 2016 Subordinated Notes to ZM Private Equity Funds I and II, L.P. at an initial interest rate of 20.0% per annum. No periodic principal or interest payments were required and the 2016 Subordinated Notes were to mature on June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement, we issued $1.0 million in additional 2016 Subordinated Notes to ZM Private Equity Funds I and II. In connection with our initial public offering in April of 2012, the interest rate on the 2016 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the Notes Offering consummated subsequent to March 31, 2013, all of the 2016 Subordinated Notes were repaid in full.

The weighted average interest rate for all subordinated notes for the three months ended March 31, 2013 and March 31, 2012 was 10.0% and 20.0%, respectively. The interest rate was 10.0% and 10.0% and the balance was $27.3 million and $26.7 million at March 31, 2013 and December 31, 2012, respectively.

Advance from Cambiano

On July 29, 2008, EuAC entered into an Agreement with Banca Di Credito Cooperativo Di Cambiano (“Cambiano”) whereby EuAC may request advances up to €6.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. At March 31, 2013 and December 31, 2012, there were $1.0 million (€0.7 million) and $2.0 million (€1.5 million) of advances outstanding, respectively, under this arrangement included within accrued liabilities. The agreement may be canceled by either party at any time.

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

EBITDA and Adjusted EBITDA

We use EBITDA and Adjusted EBITDA to monitor our overall business performance. We define EBITDA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, depreciation and amortization, and non-cash charges relating to financings. We include the amortization of overhaul costs as an add-back to EBITDA. We believe that such adjustments to arrive at EBITDA are common industry practice amongst our peers and we believe this provides us with a more comparable measure for managing our business.

Adjusted EBITDA means, as defined by our ABL Revolver agreement, with respect to any fiscal period, our EBITDA, adjusted for, without duplication, the sum of the following amounts for such period to the extent included in determining consolidated net earnings (or loss) for such period: (i) extraordinary gains, (ii) non-cash items increasing consolidated net earnings for such period, excluding any items representing the impact of purchase accounting or the reversal of any accrual of, or cash reserve for, anticipated changes in any period, (iii) non-cash extraordinary losses, (iv) any other non-cash charges reducing consolidated net earnings for such period, excluding any such charge that represents an accrual or reserve for a cash expenditure for a future period or amortization of a prepaid cash expense that was paid in a prior period, (v) to the extent not capitalized, (A) non-recurring expenses, fees, costs and charges incurred and funded prior to, on or within 9 months after the closing date in connection with the ABL Revolver and the EHI Acquisition; and (B) expenses incurred and funded prior to, on, or within 2 years of the closing date in connection with the termination of the lease for the location that is the chief executive office of EHI as of the closing date; and (vi) transaction related expenditures incurred and funded prior to, on or within 9 months of the date of consummation of (A) the HRT acquisition, (B) any permitted acquisition under the ABL Revolver, or (C) any investment that is permitted pursuant to the ABL Revolver, in the case of each of (A), (B), and (C), that arise out of cash charges related to deferred stock compensation, management bonuses, strategic market reviews, restructuring, retention bonuses, consolidation, severance or discontinuance of any portion of operations, termination of the lease for the headquarters of EHI, employees or management of the target of such permitted acquisition, accrued vacation payments and working notices payments and other non-cash accounting adjustments.

We previously presented Bank EBITDA, which was defined by our prior credit agreement, to monitor compliance with various financial covenants under our credit agreement.

EBITDA and Adjusted EBITDA are supplemental measures of our performance that are not required by or presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to revenue, net income (loss), cash flow, or any other performance measure derived in accordance with U.S. GAAP. Our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA to Adjusted EBITDA is provided below.

(Dollars in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
EBITDA and Adjusted EBITDA Reconciliation:
Net income (loss) attributable to Erickson Air-Crane	$(1,216)	$(2,494)
Interest expense, net	1,357	2,265
Tax expense (benefit)	(1,136)	(1,469)
Depreciation	2,651	2,049
Amortization of aircraft component overhauls	2,749	1,429
Amortization of debt issuance costs	322	284

EBITDA	$4,727	$2,064

Acquisition related expenses	2,263	—
Non-cash unrealized mark-to-market foreign exchange gains (losses)	(206)	(390)
Non-cash charges from awards to employees of equity interests	180	—

Adjusted EBITDA	$6,964	$1,674

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

Letters of Credit. To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. At March 31, 2013, we had letters of credit with various expiration dates extending into 2013 valued at approximately $8.8 million outstanding, including $1.8 million outstanding under our revolving credit agreement, $4.8 million outstanding under our working capital guarantee credit agreement and $2.2 million (€1.6 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $2.6 million (€2.0 million) in restricted cash. At December 31, 2012, we had letters of credit with various expiration dates extending into 2013 valued at approximately $8.8 million outstanding, including $2.0 million outstanding under our revolving credit agreement, $4.6 million outstanding under our working capital guarantee credit agreement and $2.2 million (€1.6 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $2.6 million (€2.0 million) in restricted cash.

Advance Agreements with Foreign Banks. In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At March 31, 2013 and December 31, 2012, there were $1.0 million (€0.7 million) and $2.0 million (€1.5 million) of advances outstanding under these types of arrangements, respectively.

CRITICAL ACCOUNTING POLIICES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates could have reasonably been used, or if changes in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our 10-K filed with the SEC on March 8, 2013.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We believe that there have been no significant changes during the three months ended March 31, 2013 to our critical accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the normal course of our business operations due to changes in interest rates, increase in cost of aircraft fuel, and our exposure to fluctuations in foreign currency exchange rates. We have established policies and procedures to govern our management of market risks.

Interest Rate Risk

At March 31, 2013, we had total indebtedness of $107.9 million (excluding $8.8 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our senior secured credit facilities and long-term debt obligations. Market risks associated with our long-term debt include the potential reductions in fair value and negative impacts to future earnings from an increase in interest rates. Under our prior credit agreement, the applicable interest rate on our borrowings was calculated based on either LIBOR or a base rate plus a margin depending on the level of the senior debt leverage covenant ratio as defined in our prior credit agreement. The rates applicable to outstanding borrowings fluctuated based on many factors including, but not limited to, general economic conditions and interest rates, including the LIBOR, Federal Funds, and prime rates, and the supply of and demand for credit in the London interbank market. We estimate that a hypothetical 10% change in the LIBOR or prime rate as quoted by Wells Fargo would have impacted interest expense for the three months ended March 31, 2013 by approximately $0.5 million.

Aircraft Fuel

Our results of operations are affected by changes in the price and availability of aircraft fuel. For the three months ended March 31, 2013, a deviation of 10% in the average price per gallon of fuel would have impacted our reported results by approximately $0.4 million. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts.

We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk

A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the three months ended March 31, 2013 would have resulted in an estimated pre-hedged $0.7 million decrease in our net income.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions to be made regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a quarterly basis, and as needed.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2013, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to various legal proceedings arising in the ordinary course of our business, but we are not currently a part to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. You should carefully consider the following risk factors and all other information contained in this quarterly report on Form 10-Q, our annual report on Form 10-K filed with the SEC on March 8, 2013, and the reports we file with the SEC from time to time. Any of these risks could harm our business, results of operations, and financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Relating to our Business and to our Indebtedness

Our indebtedness and significant debt service obligations could adversely affect our financial condition and impair our ability to grow and operate our business.

We are a highly leveraged company and, as a result, have significant debt service obligations. As of March 31, 2013, our total indebtedness, excluding letters of credit, was $107.9 million and we had maximum availability for borrowings under our revolving credit facility of approximately $32.3 million. In addition, in May 2013 we issued $400.0 million aggregate principal amount of our Notes, issued $17.5 million in unsecured subordinated promissory notes, refinanced our prior 2015 Subordinated Notes and 2016 Subordinated Notes, and refinanced our prior senior secured asset-based credit facilities. After giving effect to these transactions, our total borrowings under the Notes and ABL Revolver was approximately $417.5 million. Our Notes and ABL Revolver mature on May 1, 2020 and May 1, 2018, respectively, and these borrowings are secured by liens on substantially all of our and the guarantors’ existing and future assets. Our substantial indebtedness could require us to dedicate a substantial portion of our cash flow from operations to debt payments, increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for or reacting to changes in our business and future business opportunities. If we are unable to repay or refinance our outstanding indebtedness on favorable terms or at all, we may need to seek financing through the issuance of additional debt or equity securities. We may be unable to repay our borrowings under our Notes and ABL Revolver when due, refinance this indebtedness on favorable terms or at all or obtain other financing on favorable terms or at all, which would adversely affect our business, financial condition and results of operations and impair our ability to grow and operate our business.

Our substantial indebtedness could also:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including our obligations under the indenture to purchase notes tendered as a result of a change in control;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt;

•	increase the volatility of the price of our common stock;

•	limit our flexibility to react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage to any of our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

Our ABL Revolver requires that we maintain a fixed charge coverage ratio of at least 1.2:1.0 if our average excess availability is greater than $15.0 million (as calculated pursuant to the terms of the ABL Revolver) or 1.05:1.0 if our average excess availability is less than or equal to $15.0 million (as calculated pursuant to the terms of the ABL Revolver) and an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions. Failure to comply with these covenants is an event of default under the facility and as a result our ability to draw down borrowings under our ABL Revolver depends in part on our compliance with these covenants.

An inability to draw down on our ABL Revolver could have a material adverse effect on our ability to make capital expenditures, on our results of operations and on our liquidity. Further, failure to maintain the financial ratios required under our ABL Revolver would constitute an event of default, allowing the lenders under our ABL Revolver to declare the entire balance of any and all sums payable under the ABL Revolver immediately due and payable. If a payment default or acceleration were to occur under our ABL Revolver, holders of Notes would be permitted to accelerate the maturity of the Notes.

Our ability to meet our debt service obligations and refinance our indebtedness, including the debt existing at the time of the issuance of Notes as well as any future debt that we may incur, will depend upon our ability to generate cash in the future from operations, financings or asset sales, which are subject to general economic conditions, industry cycles, seasonality and other factors, some of which may be beyond our control. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.

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

As part of our business strategy, we may acquire businesses or specific assets, form joint ventures or strategic alliances, and divest operations. Whether we realize the anticipated benefits from these transactions depend, in part, upon the integration between the businesses or assets involved; the performance of the underlying products, capabilities, or technologies; whether we incur unknown or contingent liabilities, and the management of the transacted operations. We have had limited experience with such integrations, and difficulties in integrating the operations and personnel of any acquired companies could disrupt our business operations, divert management’s time and attention and impair relationships with and risk the possible loss of key employees and customers of the acquired business. Accordingly, our financial results could be adversely affected by unanticipated performance issues, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance, and indemnifications. In addition, our cash from operations and borrowings available under our existing credit facility may not be sufficient to fund any acquisitions or strategic transactions we choose to make. As a result, in the event we engage in any acquisitions or strategic transactions we may need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. Consolidations of joint ventures could also impact our results of operations or financial position. Divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results.

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

The sale of Aircranes has a material effect on our financial results, and Aircrane sales have been a dominant factor in fluctuations in our year-over-year results. As we have expanded internationally and sought to make Aircrane sales in the difficult economic environment in the last few years, several potential customers have defaulted or not completed anticipated Aircrane sales. Cancellations, reductions or delays in customer orders for Aircranes, or delays in the delivery of Aircranes, would cause our financial performance to be below our expectations, and could cause us to fail to comply with our financial and reporting covenants contained in our ABL Revolver, which could materially and adversely affect our business and financial condition.

Our failure to timely collect our receivables could adversely affect our cash flows and results of operations.

We provide services to our customers for which we are customarily not paid in advance. We rely on the creditworthiness of our customers to collect on our receivables in a timely manner after we have billed for services previously provided. While we generally provide services pursuant to a written contract which determines the terms and conditions of payment to us by our customers, occasionally customers may dispute a bill and delay, contest, or not pay our receivable. Our failure to timely collect our receivables could adversely affect our cash flows and results of operations and could cause us to fail to comply with the financial covenants in our ABL Revolver.

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

A significant portion of our operating revenue is dependent on actual flight hours, and a substantial portion of our direct costs are fixed. Flight hours could be negatively impacted by factors beyond our control and fluctuate depending on cyclical weather-related and seasonal limitations, which would affect our revenues and operations. In addition, our aircraft are not currently equipped to fly at night, reinforcing the seasonality of our business with more activity in the Northern Hemisphere during the summer months and less activity during the winter months. Poor visibility, high winds, and heavy precipitation can restrict the operation of helicopters and significantly reduce our flight hours. Reduced flight hours can have a material adverse effect on our business, financial condition, results of operations, and cash flows. We budget for our operations based on historical weather information, but worse than expected weather could materially affect our results of operations.

We depend on a small number of large customers for a significant portion of our revenues.

We derive a significant amount of our revenue from a small number of major customers, including Helicorp, the Italian Ministry of Civil Protection, NAMSA, and the U.S. Forest Service.

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

Some of our arrangements with customers are short-term, ad hoc, or “call when needed” and may not be renewed.

We generate a large portion of our revenues from arrangements with customers with terms of less than six months, ad hoc arrangements, and “call when needed” contracts. For the year ended December 31, 2012, for example, approximately 16.0% of our revenues, respectively, were derived from such arrangements. There is a risk that customers may not continue to seek the same level of services from us as they have in the past or that they will not renew these arrangements or terminate them at short notice. Under “call when needed” contracts, we pre-negotiate rates for providing services that customers may request that we perform (but which we are not typically obligated to perform) depending on their needs. The rates we charge for these contingent services are higher than the rates under stand-by arrangements, and we attempt to schedule our aircraft to maximize our revenue from these types of contracts. The ultimate value we derive from such contracts is subject to factors beyond our control, such as the severity and duration of fire seasons. In the past, several of our larger contracts have not been renewed for reasons unrelated to our performance, such as the financial condition of our customers or their decision to move the services we provided to them in-house. If we are unable to reach any of these arrangements, we may be unable to replace these customers and our business and financial condition could suffer.

If an accident or sale made an Aircrane unavailable to us, our business could suffer.

As of March 31, 2013, we had 19 Aircranes of which 18 were currently employed in providing Aerial Services. An accident or sale could make an Aircrane unavailable to us temporarily or permanently. A sale of an Aircrane that is part of our fleet would also reduce the number of Aircranes available to provide Aerial Services. The purchase price of a used Aircrane is generally lower than the purchase price of a remanufactured Aircrane. Although we would expect to be able to maintain the level of our operations if we sell an Aircrane from our fleet through more efficient scheduling of our fleet or by allocating Aircranes remanufactured in our plant and held in inventory to Aerial Services operations, we may not always have the ability to maintain our desired level of Aerial Services operations with a reduced fleet and our results of operations could be adversely affected.

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

Our business depends upon continued government expenditures on programs that we support. These expenditures have not remained constant over time. Current foreign and domestic government spending levels on programs that we support may not be sustainable as a result of changes in government leadership, policies, or priorities. In addition, the economies of Greece and Italy in particular have been adversely affected by global financial pressures. In light of the ongoing European sovereign debt crisis, there are heightened risks associated with our accounts receivable from the Hellenic Fire Brigade and future revenue and accounts receivable from the Italian Ministry of Civil Protection. Additionally, our business, prospects, financial condition, or operating results could be materially harmed by the following:

•	budgetary constraints affecting government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	changes in government programs or requirements;

•	realignment of funds to changed government priorities;

•	government shutdowns (such as that which occurred during the U.S. Government’s 1996 fiscal year) and other potential delays in government appropriations processes;

•	delays in the payment of our invoices by government authorities;

•	adoption of new laws or regulations; and

•	general economic conditions.

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

The aerial services business is heavily regulated by governmental entities in the United States and in other countries in which we operate. We operate in the United States under laws and regulations administered by the Department of Transportation (“DOT”), principally through the FAA. The FAA promulgates rules relating to the general operation of our aircraft, the process by which our aircraft are maintained, the components and systems that are installed in our aircraft, the qualification of our flight crews and maintenance personnel, and the specialized operations that we undertake, including the carrying of loads and the use of various chemicals. We are regularly inspected by FAA personnel to ensure compliance. Additionally, we are sometimes subject to government inquiries and investigations of our business due to, among other things, our business relationships with the U.S. Government and the heavily regulated nature of our industry. Compliance with these rules is complex and costly, and the failure to comply could result in the imposition of fines, the grounding of our aircraft, or other consequences detrimental to our operations and operating results. Our operations in other countries are similarly regulated under equivalent local laws and regulations.

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

Some of our services are sold under U.S. or foreign government contracts or subcontracts. In addition, governmental contracts typically require a competitive bid process, and the award of a contract may be subject to challenge by bid participants. In addition, government contracts are terminable at any time for the convenience of the government. From time to time, we are also subject to government inquiries and investigations of our business practices due to our participation in government programs. These inquiries and investigations are costly and consume internal resources. Violation of applicable government rules and regulations could result in civil liability, the cancellation or suspension of existing contracts, or the ineligibility for future contracts or subcontracts funded in whole or in part with federal funds, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. We also cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”), and other anti-bribery laws that, generally, bar bribes or unreasonable gifts to foreign governments or officials.

Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, more extensive debarments from export privileges, loss of authorizations needed to conduct aspects of our international business and criminal penalties and may harm our ability to enter into contracts with the U.S. government. A future violation of ITAR or the other regulations enumerated above could materially affect our business, financial condition and results of operations.

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

We purchase products from and supply products to businesses located outside of the United States. We also have significant operations outside the United States. For the three months ended March 31, 2013 and 2012, approximately 82.4% and 84.4%, respectively, of our total revenues were attributable to operations in non-U.S. countries. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

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

Recent events in the financial markets and the economic downturn have contributed to severe volatility in the securities markets, a severe liquidity crisis in the global financial markets, and unprecedented government intervention. These conditions have affected our results of operations and may continue to affect them. In such an environment, significant additional risks may exist for us. The recent instability in the financial markets has led the U.S. Government to take a number of unprecedented actions designed to support certain financial and other institutions and segments of the financial market that have experienced extreme volatility, and in some cases, a lack of liquidity. There can be no assurance that this intervention will improve market conditions, that such conditions will not continue to deteriorate, or that further government intervention will or will not occur. For example, recently, general market volatility has been exacerbated by uncertainty about sovereign debt and the fear that countries such as Greece and Italy may default on their governments’ financial obligations. If economic conditions continue or worsen, we face risks that may include:

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

Risks Relating to the Acquisitions

We may not realize the anticipated benefits of the EHI and Air Amazonia acquisitions or other acquisitions, joint ventures, strategic alliances, or divestitures.

As part of our business strategy, we may acquire businesses or specific assets, form joint ventures or strategic alliances, and divest operations. For example, we acquired EHI in May 2013 and have publicly announced a binding term sheet to acquire Air Amazonia. Whether we realize the anticipated benefits from these transactions depends, in part, upon the integration between the businesses or assets involved; the performance of the underlying products, capabilities, or technologies; whether we incur unknown or contingent liabilities; and the management of the operations. We have had limited experience with such integrations, and difficulties in integrating the operations and personnel of any acquired companies could disrupt our business operations, divert management’s time and attention and impair relationships with and risk the possible loss of key employees and customers of the acquired business. Accordingly, our financial results could be adversely affected by unanticipated performance issues, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance, and indemnifications. In addition, our cash from operations, the Notes Offering and borrowings available under the ABL Revolver may not be sufficient to fund any acquisitions or strategic transactions we choose to make. As a result, in the event we engage in any acquisitions or strategic transactions we may need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. Consolidations of joint ventures could also impact our results of operations or financial position. Divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results.

We may face significant challenges as we integrate the businesses of EHI and Air Amazonia into our company.

Through the acquisitions of EHI and Air Amazonia, we have acquired or are acquiring several additional types of rotary and fixed wing aircraft with respect to which we do not have extensive prior operating experience, and our headcount will increase from approximately 700 employees to approximately 1,200 employees. Our failure to efficiently integrate flight operations, MRO operations, human resources, information technology, sales and marketing, finance and other corporate functions could have a material adverse effect on our business and our future financial results.

We do not have extensive operating history in the aerial services segments in which EHI and Air Amazonia operate nor with the types of aircraft we are acquiring in the EHI and Air Amazonia acquisitions.

Erickson has historically operated the S-64 Aircrane, specializing in heavy-lift aerial services such as firefighting, timber harvesting, infrastructure construction and oil and gas exploration. We have limited experience in transporting passengers and cargo with medium and light-lift rotor wing aircraft and fixed wing aircraft. Failure to properly comply with Part 135 regulations and maintenance requirements could lead to the revocation of the certification, which could materially and adversely impact our business and future financial results.

EHI and Air Amazonia provide helicopter services in South America, the Middle East and Africa. Erickson does not have extensive operating history in these geographic locations.

Our acquisition of EHI has resulted, and the consummation of our planned acquisition of Air Amazonia would result in our operating in new international geographic locations. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

•	the uncertain ability of select non-U.S. customers to finance purchases;

•	our inability in certain jurisdictions to evaluate the credit of potential customers accurately due to fewer transparency and disclosure requirements;

•	currency fluctuations, which can reduce our revenues for transactions denominated in non-U.S. currency or make our services relatively more expensive if denominated in U.S. currency;

•	difficulties in staffing and managing multi-national operations;

•	political and financial instability;

•	significant receivables from international customers;

•	risks associated with transporting our aircraft, including risks associated with piracy and adverse weather;

•	fluctuations in the costs associated with transporting our aircraft, pilots, and crews, which are significant operating costs for us;

•	limitations on our ability to enforce legal rights and remedies;

•	uncertainties regarding required approvals or legal structures necessary to operate aircraft or provide our products and services in a given jurisdiction;

•	restrictions on the repatriation of funds from our foreign operations;

•	changes in regulatory structures or trade policies;

•	tariff and tax regulations including permanent establishment determinations by foreign governments;

•	ensuring compliance with the Foreign Corrupt Practices Act; and

•	the risk of government-financed competition.

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

EHI provides helicopter services primarily to DOD related customers and projects. Erickson does not have any operating history providing such services.

Our acquisition of EHI has resulted in our providing helicopter services to DOD related customers and projects, which we have not previously done. The DOD requires Commercial Airlift Review Board (“CARB”) certification in order to provide passenger and cargo transportation services. While EHI is currently in good standing with its CARB requirements, a failure to comply with the applicable regulations and requirements could lead to the loss of DOD related business, which could result in a material adverse effect on our business, financial position, results of operations and cash flows.

Contracts and programs devised by DOD subdivisions are regulated by U.S. Government defense budgets which could be impacted by forces beyond our control such as:

•	budgetary constraints affecting government spending generally or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	changes in government programs or requirements;

•	government shutdowns, the effects of sequestration that commenced on March 1, 2013, and other potential delays in government appropriations processes;

•	adoption of new laws or regulations;

•	threat of national risk and war; and

•	general economic conditions.

These or other factors could cause government agencies and departments to reduce their purchases under contracts, exercise their right to terminate contracts, or not exercise options to renew contracts, any of which could cause us to lose revenue. A significant decline in overall government spending or a shift in expenditures away from agencies or programs that EHI has historically supported could cause a material decline in our revenues and harm our financial results.

EHI depends on a small number of customers for a significant portion of its revenues and profits and failure to keep and retain certain customers may adversely affect us.

Our expected revenues generated from our acquisition of EHI’s business depend to significant extent on a concentrated group of customers. For the twelve months ended December 31, 2012, EHI’s top five customers accounted for 86.4% of its total revenue. We may lose an historical customer of EHI for any number of reasons, including as a result of government budget constraints, termination of certain defense programs, selection of another provider, business failure or bankruptcy of the customer, or dissatisfaction with our performance. Consistent with industry practice, we have short-term contracts with option periods with our customers, and these customers have the ability to terminate their relationships with us by not exercising their option to extend the contract. Loss of any of our major customers could adversely affect our business and our future financial results.

The anticipated reduction in troops in Afghanistan in the near-term may adversely affect us.

The largest customer we acquired in the EHI transaction provides construction and other services in Afghanistan to various departments of the U.S. Government. In February 2013, President Barack Obama announced that 34,000 U.S. troops, or approximately half of the U.S. force in Afghanistan, will withdraw by early 2014. If this customer’s business is affected by this and other factors which impedes its ability to pay us or enter into new contracts, our operations could be materially and adversely affected.

Furthermore, the reduction in troops could significantly reduce the need for passenger transportation and other aerial services in Afghanistan. Should this customer significantly reduce or terminate its need for aerial services, we may be unable to identify new opportunities sufficient to avoid a reduction in our revenues and operating earnings which could have a material adverse effect on our business and our future financial results.

Failure to keep and retain certain of EHI’s employees may adversely affect us.

In acquiring EHI, we acquired approximately 400 pilots, mechanics, technicians, logisticians, flight planners, operators, inspectors, account managers, administrators, clerks, instructors, foremen, salespeople, directors and executives, some of whom have extensive operating experience and/or longstanding customer relationships. The loss of any or all of such employees could cause a disruption of operations, dissatisfaction amongst customers, termination or non-renewal of certain contracts and could interrupt our integration of EHI into our company, which could have a material adverse effect on our business and our future financial results. Some of these pilots and mechanics are members of the U.S. military reserves and could be called to active duty. If significant numbers of such persons were called to active duty, it would reduce the supply of such workers, possibly curtailing our operations and likely increasing our labor costs.

EIA, the parent company of EHI, is in financial distress and has missed and/or delayed certain of its payment obligations to EHI’s vendors and suppliers. Failure to remediate this situation immediately after closing of the acquisition may have an adverse impact on us.

In acquiring EHI, we acquired a business with significant accounts payable outstanding as a result of the financial distress at EIA. Certain vendors and suppliers are holding aircraft, parts and equipment as a result of missed or delayed payments, and as a result, EHI was not able to adequately maintain certain of its aircraft. A number of these aircraft are not air-worthy, causing dissatisfaction among certain customers. Failure by Erickson to promptly source the parts and equipment necessary to repair the aircraft could lead to the loss of or ineligibility for significant contracts, including government contracts, which will have a material adverse impact on our business and our future financial results.

Furthermore, failure to come to terms with EHI’s vendors and suppliers may result in our being named as a defendant in lawsuits asserting potentially large claims. A settlement or judgment in which we are not the prevailing party could materially and adversely affect our business and our future financial results.

EHI’s practice of leasing a significant portion of the aircraft in its fleet may result in higher operating costs and contractual obligations for us.

In acquiring EHI, we acquired a company that leased a majority of its aircraft, which may result in higher operating costs and contractual obligations than if it owned these aircraft. Certain of these aircraft lessors require the aircraft to be returned in airworthy condition at the termination of the lease, which could result in higher capital expenditures. Failure to comply with the terms of the leases could result in significant fees and expenses or the foreclosure of an aircraft, which could have a material adverse effect on our business and our future financial results.

EHI operates in certain dangerous and war-affected areas, which may result in hazards to our fleet and personnel.

The operation of helicopters inherently involves a high degree of risk. Hazards such as aircraft accidents, mechanical failures, collisions, fire, adverse weather, explosions, military attacks and other military activities may result in loss of life, serious injury to employees and other persons, damage to property, losses of equipment and revenues, and suspension or reduction of operations. The aerial services we provide, which with our acquisition of EHI now include passenger and cargo transportation in dangerous and war-affected areas, can be hazardous. We maintains hull and liability insurance on our aircraft, including those acquired in the EHI acquisition, which insures against physical loss of, or damage to, the aircraft and against certain legal liabilities to others. In addition, we carry war risk, expropriation, confiscation, and nationalization insurance for the aircraft involved in international operations associated with EHI’s historical operations. In some instances, we are covered by indemnity agreements from customers in lieu of, or in addition to, insurance. Our insurance will not cover any losses incurred pursuant to any performance provisions under agreements with our customers.

Our insurance and indemnification arrangements may not cover all potential losses and are subject to deductibles, retentions, coverage limits, and coverage exceptions and, as a result, severe casualty losses or the expropriation or confiscation of significant assets could materially and adversely affect our financial condition or results of operations. The insured value of one aircraft is typically lower than its replacement cost, and the aircraft are not insured for loss of use. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Air Amazonia operates solely in Brazil which is highly regulated regarding employees and other matters. We may not be able to operate successfully in that country.

In conducting business in Brazil, Air Amazonia is subject to political, economic, legal, operational and other risks that are inherent to operating in that country and the consummation of our planned acquisition of Air Amazonia would expose us to such risks. The Brazilian government frequently intervenes in the Brazilian economy and occasionally makes significant changes in the monetary and credit policy and economic regulation, as well as in other governmental policies. The Brazilian government’s actions to influence the economy, control inflation and other policies and regulations have often involved, among other measures, price and salary controls, currency devaluations, exchange controls and limits on imports and the freezing of bank accounts. Our business, financial condition and results of operations, may be adversely affected by changes in government policies or regulations, whether they are implemented at the federal, state or municipal level, related to public charges and control over the foreign exchange rate, as well as by other factors, such as:

•	exchange rates and exchange control policies;

•	inflation rates;

•	interest rates;

•	liquidity of domestic capital and credit markets;

•	tax policies;

•	price, social and political instability;

•	changes in labor laws;

•	changes in the tax regime, including charges applicable to specific industry sectors; and

•	other political, diplomatic, social and economic developments in or affecting Brazil.

Air Amazonia has a limited operating history in its end markets.

Air Amazonia was established in 2011 by HRT Participacoes em Petroleo SA, a Brazilian oil and gas exploration company, to provide air lift services to passengers and cargo. Since inception, with a fleet of 14 aircraft, Air Amazonia has fewer than 20,000 flight hours and has carried less than 45,000 passengers. Due to Air Amazonia’s limited operating history, its business is difficult to evaluate and its prospects will be dependent on our ability to achieve high levels of utilization and operational readiness. The future prospects of Air Amazonia’s business will also be dependent on our ability to obtain other customers. If we are not able to achieve these objectives, our business, financial condition, results of operations, and cash flows could be adversely affected.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Stock Purchase Agreement, by and among Evergreen International Aviation, Inc., Evergreen Helicopters, Inc., Erickson Air-Crane Incorporated, EAC Acquisition Corporation, and solely with respect to Section 6.10 thereof, Mr. Delford M. Smith, dated as of March 18, 2013		8-K	99.1	001-35482	3/20/2013

10.2	First Lien Securities Purchase Agreement, by and among Erickson Air-Crane Incorporated, Evergreen International Aviation, Inc., and each of the persons listed on Exhibit A thereto, dated as of March 18, 2013		8-K	99.2	001-35482	3/20/2013

10.3	Second Lien Stock Purchase Agreement, by and among Erickson Air-Crane Incorporated, Evergreen International Aviation, Inc., and each of the persons listed on Exhibit A thereto, dated as of March 18, 2013		8-K	99.3	001-35482	3/20/2013

10.4	Term Sheet for the Acquisition by Erickson Air-Crane Incorporated of Air Amazonia Serviços Aéreos Ltda. and the Purchase by Erickson of Certain Aircraft		8-K	99.1	001-35482	3/7/2013

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.	INS * XBRL Instance Document	X

101.	SCH * XBRL Taxonomy Extension Schema Document	X

101.	CAL * XBRL Taxonomy Extension Calculation Linkbase Document	X

101.	DEF * XBRL Taxonomy Extension Definition Linkbase Document	X

101.	LAB * XBRL Taxonomy Extension Label Linkbase Document	X

101.	PRE * XBRL Taxonomy Extension Presentation Linkbase Document	X

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erickson Air-Crane Incorporated

Date: May 9, 2013	By:	/s/ CHARLES RYAN
Charles Ryan Chief Financial Officer, Senior Vice President, Chief Accounting Officer, and Principal Accounting Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Stock Purchase Agreement, by and among Evergreen International Aviation, Inc., Evergreen Helicopters, Inc., Erickson Air-Crane Incorporated, EAC Acquisition Corporation, and solely with respect to Section 6.10 thereof, Mr. Delford M. Smith, dated as of March 18, 2013		8-K	99.1	001-35482	3/20/2013

10.2	First Lien Securities Purchase Agreement, by and among Erickson Air-Crane Incorporated, Evergreen International Aviation, Inc., and each of the persons listed on Exhibit A thereto, dated as of March 18, 2013		8-K	99.2	001-35482	3/20/2013

10.3	Second Lien Stock Purchase Agreement, by and among Erickson Air-Crane Incorporated, Evergreen International Aviation, Inc., and each of the persons listed on Exhibit A thereto, dated as of March 18, 2013		8-K	99.3	001-35482	3/20/2013

10.4	Term Sheet for the Acquisition by Erickson Air-Crane Incorporated of Air Amazonia Serviços Aéreos Ltda. and the Purchase by Erickson of Certain Aircraft		8-K	99.1	001-35482	3/7/2013

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.