Form 10-Q
period 2013-06-30
Erickson Air-Crane Inc.
filed 2013-08-14
CIK 1490165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

As of August 1, 2013, 9,777,857 shares of common stock, par value $0.0001, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$5,821	$1,468
Restricted cash	48,703	3,781
Accounts receivable net of allowances for doubtful accounts of $656 and $460 in 2013 and 2012, respectively	57,137	24,446
Prepaid expenses and other	5,238	1,426
Income tax receivable	1,364	1,048
Deferred tax assets	16,339	8,208

Total current assets	134,602	40,377

Aircraft support parts, net	114,940	93,041
Aircraft, net	113,084	66,673
Property, plant, and equipment, net	89,879	54,675
Other intangible assets, net	19,209	—
Goodwill	247,216	—
Other noncurrent assets	33,319	2,057

Total assets	$752,249	$256,823

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$22,833	$8,746
Current portion of long-term debt	—	71,202
Accrued and other current liabilities	47,771	19,662
Income tax payable	1,524	6,275

Total current liabilities	72,128	105,885

Long-term debt, less current portion	15,962	26,674
Long-term revolving credit facilities	34,878	—
Long-term notes payable	400,000	—
Other long-term liabilities	11,558	1,415
Uncertain tax positions	17,823	—
Deferred tax liabilities	20,007	17,481

Total liabilities	572,356	151,455
Convertible Redeemable Preferred Stock, $0.0001 par value. Authorized 10,000,000 shares at June 30, 2013 and December 31, 2012; 4,008,439 and 0 issued and outstanding at June 30, 2013 and December 31, 2012 (see Note 10)	78,044	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value. Authorized 110,000,000 shares at June 30, 2013 and December 31, 2012;
Common stock; 9,772,638 and 9,726,785 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	101,631	101,833
Retained earnings (accumulated deficit)	(722)	2,447
Accumulated other comprehensive income (loss)	(97)	71

Total stockholders’ equity (deficit) attributable to Erickson Air-Crane Incorporated	100,813	104,352

Non-controlling interest	1,036	1,016

Total stockholders’ equity (deficit)	101,849	105,368

Total liabilities and stockholders’ equity	$752,249	$256,823

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net revenues	$68,590	$37,877	$105,530	$65,486
Cost of revenues	51,100	27,557	78,767	51,126

Gross profit	17,490	10,320	26,763	14,360

Operating expenses:
General and administrative	10,112	4,551	16,423	7,431
Research and development	1,005	1,476	1,918	2,430
Selling and marketing	1,476	1,220	3,865	3,081

Total operating expenses	12,593	7,247	22,206	12,942

Operating income (loss)	4,897	3,073	4,557	1,418

Other income (expense):
Interest income	101	—	101	—
Interest expense	(6,596)	(1,748)	(7,952)	(4,013)
Interest income (expense) related to tax contingencies	(311)	—	(311)	—
Amortization of debt issuance costs	(465)	(271)	(787)	(554)
Unrealized foreign exchange gain (loss)	(66)	(349)	140	41
Loss on early extinguishment of debt	(215)	—	(215)	—
Realized foreign exchange gain (loss)	(113)	352	(150)	315
Gain on disposal of equipment	21	—	21	—
Other income (expense)	(81)	845	(362)	918

Total other income (expense)	(7,725)	(1,171)	(9,515)	(3,293)

Net income (loss) before income taxes and non-controlling interest	(2,828)	1,902	(4,958)	(1,875)
Income tax expense (benefit)	(1,031)	733	(2,167)	(734)

Net income (loss)	(1,797)	1,169	(2,791)	(1,141)
Less: Net (income) loss related to non-controlling interest	(155)	(52)	(378)	(237)

Net income (loss) attributable to Erickson Air-Crane Incorporated	(1,952)	1,117	(3,169)	(1,378)
Dividends on Redeemable Preferred Stock	—	286	—	2,794

Net income (loss) attributable to common stockholders	$(1,952)	$831	$(3,169)	$(4,172)

Net income (loss)	$(1,797)	$1,169	$(2,791)	$(1,141)
Other comprehensive income (loss):
Foreign currency translation adjustment	(56)	(165)	(185)	(41)

Comprehensive income (loss)	(1,853)	1,004	(2,976)	(1,182)
Comprehensive (income) loss attributable to non-controlling interest	(181)	8	(361)	(214)

Comprehensive income (loss) attributable to Erickson Air-Crane Incorporated	$(2,034)	$1,012	$(3,337)	$(1,396)

Net income (loss) per share attributable to common stockholders
Basic	$(0.20)	$0.10	$(0.33)	$1.00

Diluted	$(0.20)	$0.10	$(0.33)	$1.00

Weighted average shares outstanding
Basic	9,759,758	8,355,869	9,743,532	4,178,435

Diluted	9,759,758	8,355,869	9,743,532	4,178,435

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Preferred Stock (see Note 10)		Common Stock Class A		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit) of Erickson Air-Crane	Non-controlling Interest Amount	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	34,999.5	$66,161	1,000	$1	—	$—	$—	$(9,988)	$(36)	$(10,023)	$878	$(9,145)
Dividends accrued on Redeemable Preferred Stock	—	2,795	—	—	—	—	—	(2,795)	—	(2,795)	—	(2,795)
Non-controlling interest dividend	—	—	—	—	—	—	—	—	—	—	(297)	(297)
Conversion of Redeemable Preferred and Class A Common Stock to common stock	(34,999.5)	(68,956)	(1,000)	(1)	4,802,970	0.5	68,956	—	—	68,956	—	68,956
Issuance of common stock related to IPO, net of expense	—	—	—	—	4,800,000	0.5	31,454	—	—	31,454	—	31,454
Stock-based compensation	—	—	—	—	214,933	—	2,118	—	—	2,118	—	2,118
Shares withheld for payment of taxes	—	—	—	—	(91,118)	—	(695)	—	—	(695)	—	(695)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	15,230	—	15,230	406	15,636
Foreign currency translation	—	—	—	—	—	—	—	—	107	107	29	136

Comprehensive income (loss)												15,772

Balance at December 31, 2012	—	$—	—	$—	9,726,785	$1	$101,833	$2,447	$71	$104,352	$1,016	$105,368
Issuance of Convertible Redeemable Preferred Stock	4,008,439	78,044	—	—	—	—	—	—	—	—	—	—
Non-controlling interest dividend	—	—	—	—	—	—	—	—	—	—	(341)	(341)
Stock-based compensation	—	—	—	—	76,287	—	411	—	—	411	—	411
Shares withheld for payment of taxes	—	—	—	—	(30,434)	—	(613)	—	—	(613)	—	(613)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	(3,169)	—	(3,169)	378	(2,791)
Foreign currency translation	—	—	—	—	—	—	—	—	(168)	(168)	(17)	(185)

Comprehensive income (loss)												(2,976)

Balance at June 30, 2013	4,008,439	$78,044	—	$—	9,772,638	$1	$101,631	$(722)	$(97)	$100,813	$1,036	$101,849

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash flows from operating activities:
Net income (loss)	$(1,797)	$1,169	$(2,791)	$(1,141)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,474	5,264	13,874	8,742
Deferred income taxes	(2,262)	246	(3,795)	(1,543)
Non-cash interest expense on debt	540	724	1,197	1,898
Amortization of debt issuance costs	465	271	787	554
Non-cash interest on tax contingencies	311	—	311	—
Stock-based compensation	232	1,296	411	1,296
Write-off of debt issuance costs related to the early extinguishment of debt	215	—	215
Non-cash interest income on loans	(41)	—	(41)	—
Gain on sale of equipment	(21)	—	(21)	—
Changes in operating assets and liabilities, excluding effects of acquisitions of businesses:
Accounts receivable	(7,431)	(1,783)	(13,683)	(3,685)
Prepaid expenses and other current assets	31	2,638	(1,638)	759
Income tax receivable	(452)	(338)	(315)	(524)
Aircraft support parts, net	(11,521)	(665)	(13,194)	(3,601)
Other non-current assets	(2,681)	—	(2,681)	—
Accounts payable	(25,160)	(5,571)	(25,476)	(2,375)
Accrued and other current liabilities	1,337	(1,657)	6,010	1,593
Income tax payable	841	438	1,231	959
Other long-term liabilities	1,552	(307)	1,552	(676)

Net cash provided by (used in) operating activities	(37,368)	1,725	(38,047)	2,256

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired (see Note 6)	(208,870)	—	(208,870)	—
Restricted cash	(44,960)	217	(45,011)	204
Purchases of aircraft, and property, plant, and equipment	(16,100)	(6,670)	(24,633)	(11,268)
Increase (decrease) in other assets	—	135	(35)	295
Dividends paid to non-controlling interest	(341)	(297)	(341)	(297)

Net cash provided by (used in) investing activities	(270,271)	(6,615)	(278,890)	(11,066)

Cash flows from financing activities:
Repayments of subordinated notes	(27,572)	—	(27,572)	—
Repayments of credit facilities	(125,147)	(103,925)	(184,417)	(161,831)
Borrowings from credit facilities	79,263	77,778	147,853	140,761
Borrowing of notes	400,000	—	400,000	—
Debt issuance costs	(13,777)	—	(13,976)	—
Shares withheld for payment of taxes	(613)	—	(613)	—
Proceeds from issuance of common stock, net of expenses	—	31,454	—	31,454

Net cash provided by (used in) financing activities	312,154	5,307	321,275	10,384

Effect of foreign currency exchange rates on cash and cash equivalents	(16)	(38)	15	(34)

Net increase (decrease) in cash and cash equivalents	4,499	379	4,353	1,540
Cash and cash equivalents at beginning of period	1,322	1,429	1,468	268

Cash and cash equivalents at end of period	$5,821	$1,808	$5,821	$1,808

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$9,090	$1,194	$9,848	$1,976
Net cash paid (received) during period for income taxes	$550	$362	$445	$320

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of the Business

The consolidated financial statements include the accounts of Erickson Air-Crane Incorporated (“EAC”) and its subsidiaries and affiliated companies: EAC Acquisition Corporation (“EAC Acq.”), Evergreen Helicopters, Inc. and its subsidiaries (“EHI”), CAC Development Ltd. (“Canada”), Canadian Air-Crane Ltd. (“CAC”), Erickson Air-Crane Malaysia Sdn. Bhd. (“EACM”), European Air-Crane S.p.A. (“EuAC”), and Dutch Air-Crane B.V. (“DAC”) (collectively referred to as “the Company”). EuAC owns a 60% equity interest in Societa Italiania de Manutenzioni Aeroautiche S.p.A. (“SIMA”), which is an aircraft maintenance organization located in Lucca, Italy; and EACM owns a 49% equity interest in Layang-Layang Services Sdn. Bhd., which provides aircraft rental services in Malaysia.

As of June 30, 2013, the Company owned a fleet of twenty heavy lift helicopters, comprised of thirteen S-64E and seven S-64F model Aircranes, and thirty medium and light lift aircraft of varying model types, comprised of twenty-two rotor wing aircraft and eight fixed-wing aircraft. As of June 30, 2013, the Company leased a fleet of thirty-five medium and light lift aircraft of varying types, comprised of thirty rotary wing aircraft and five fixed wing aircraft. The Company’s fleet operations span the globe, including a presence in North America, South America, Europe, the Middle East, Africa, Asia, and Australia. Twelve of the owned aircraft and twenty-four of the leased aircraft were deployed outside of North America as of June 30, 2013.

The Company owns the Type Certificate and Production Certificate for the S-64 Aircrane which gives it the authorization to convert and remanufacture the S-64 Aircrane for its own use or to sell to third parties. The Company holds a Type Certificate issued by the European Aviation Safety Agency (“EASA”) certifying the S-64F model which allows the Aircrane to be sold to third parties in the European Union. The Company also holds a Repair Station Certificate which allows the Company to repair and overhaul airframes and components for Aircranes and certain other aircraft.

Fiscal 2013

On May 2, 2013, the Company closed its $400.0 million aggregate principal amount notes offering (the “Notes”). Net proceeds from the offering were approximately $386.4 million after deducting the initial purchasers’ commissions and estimated transaction fees and expenses. The Company used the net proceeds of the offering to (i) finance a portion of the purchase price for the EHI acquisition (see “Note 6 — Acquisitions”), (ii) refinance its 2015 Subordinated Notes and 2016 Subordinated Notes, (iii) refinance its prior senior secured asset-based revolving credit facility, comprised of the Term Debt and Revolving Line of Credit, (iv) pay related fees and expenses and (v) record the remaining cash to the balance sheet. A total of $46.0 million of the net proceeds were deposited in escrow on May 2, 2013, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, to be used toward the proposed acquisition of Air Amazonia Serviços Aeronáuticos Ltda. (“Air Amazonia”), the aerial services business of HRT Participacoes em Petroleo, S.A.(“HRT”). Pursuant to the terms of the Notes, these proceeds of the offering were not released from escrow to consummate the Air Amazonia acquisition before July 31, 2013, and as a result, an aggregate principal amount of Notes equal to $45.0 million were redeemed, on a pro rata basis, on August 5, 2013 pursuant to a special mandatory redemption, at a price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but not including, August 5, 2013. The Company currently expects to fund the purchase price of the Air Amazonia Acquisition with borrowings from its senior secured asset based credit facility (“Revolving Credit Facility”). (See “Note 20 —Subsequent Events”)

On May 2, 2013, the Company completed its previously-announced acquisition of EHI, a wholly owned subsidiary of EIA. EHI, based in McMinnville, Oregon, operates a fleet of 63 aircraft of varying rotary-wing and fixed-wing types for a wide range of passenger transport and light, medium and heavy load-carrying missions. This diverse fleet serves both government and commercial customers, including programs with the US Military in support of overseas operations. EHI maintains a global presence with operations in North America, the Middle East, Africa, and Asia-Pacific. (See “Note 6 — Acquisitions”)

Fiscal 2012

In April 2012, the Company completed its initial public offering of common stock in which a total of 4,800,000 shares of common stock were sold and issued, including 1,050,000 shares purchased by the existing stockholders of the Company, at an issue price of $8.00 per share. The Company raised a total of $38.4 million in gross proceeds from the initial public offering, or approximately $31.5 million in net proceeds after deducting underwriting discounts and commissions of $2.1 million and offering costs of $4.8 million. Upon the closing of the initial public offering, all shares of the Company’s preferred stock (“Redeemable Preferred Stock”) and all shares of the Company’s Class A common stock outstanding automatically converted into an aggregate of 4,802,970 shares of the Company’s common stock. Proceeds received from the initial public offering were used to pay down indebtedness.

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

Reclassification has been made to prior period amounts of deferred overhauls from aircraft support parts, net to property, plant, and equipment, net on the consolidated balance sheets and consolidated statements of cash flows to conform to current period presentation. Such reclassification had no effect on previously reported consolidated statements of stockholders’ equity or statements of comprehensive income (loss). (See “Note 4 — Aircraft Support Parts, net”)

Recent Accounting Pronouncements

In July 2013 the FASB issued an accounting standards update (“ASU”) No. 2013-11“Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to resolve the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standards update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for all unrecognized tax benefits that exist at the effective date. Early adoption is permitted and retrospective application is permitted. The Company has not elected early adoption or retrospective application of this ASU and the Company will continue to evaluate the impact adopting this standard will have on its consolidated financial statements.

In March 2013 the FASB issued an ASU No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The standards update is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. As the Company has not ceased to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2013 the FASB issued an ASU No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requiring new disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. As this guidance only requires expanded disclosures, the adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Note 3. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Trade accounts receivable	$55,142	$23,387
Other receivables	2,651	1,519
Less: Allowance for doubtful accounts	(656)	(460)

	$57,137	$24,446

The Company had no bad debt expense in the three months ended June 30, 2013 and 2012. The Company had bad debt expense in the six months ended June 30, 2013 and 2012 of $0.3 million and $0.1 million, respectively.

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

At June 30, 2013, six customers made up 58.1% of the Company’s accounts receivable balance. At December 31, 2012, three customers made up 54.3% of the Company’s accounts receivable balance.

Seven customers represented the following as a percentage of total current and non-current trade receivables:

	June 30, 2013	December 31, 2012
Fluor	16.6%	—
US TRANSCOM	9.6%	—
Italian Ministry of Civil Protection	9.3%	15.5%
Hellenic Fire Brigade(1)	9.2%	23.9%
US Forest Service	7.3%	—
Rock Island	6.1%	—
Helicorp (Australia)	—	14.9%

	58.1%	54.3%

(1)	On May 23, 2012, the Company entered into a three year agreement with the NATO Maintenance and Supply Agency (“NAMSA”), pursuant to which the Company agreed to supply aerial firefighting services in Greece for the 2012 to 2014 firefighting seasons. Prior to the agreement with NAMSA, the Company contracted directly with the Hellenic Fire Brigade to provide firefighting services in Greece. At June 30, 2013, and December 31, 2012, NAMSA represented 2.9% and zero of total accounts receivable, respectively. At June 30, 2013, the receivable from Hellenic Fire Brigade was classified in other noncurrent assets due to the long-term nature of obtaining resolution regarding the Company’s permanent establishment status in Greece.

The following is a summary of customers that accounted for at least 10% of the Company’s net revenues in the three or six months ended June 30, 2013 or 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Fluor (1)	15.0%	—	9.8%	—
US Forest Service	12.4%	29.7%	8.1%	17.4%
Italian Ministry of Civil Protection	5.7%	12.9%	6.6%	14.6%
Western Forest Products (Canada)	5.4%	10.1%	6.1%	9.2%
Helicorp (Australia)	0.1%	—	13.8%	11.7%

	38.6%	52.7%	44.4%	52.9%

(1)	Fluor was a customer serviced by EHI for the three months and six months ended June 30, 2012.

Note 4. Aircraft Support Parts, net

Aircraft support parts, net consists of aircraft parts and work-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized in aircraft support parts include materials, labor, and operating overhead. Work-in-process consists of remanufactured aircraft in various stages of production. Upon completion of an aircraft remanufacture, based on the demand for the Company’s services, the Company may transfer an aircraft into its fleet. As of June 30, 2013 and December 31, 2012, there was zero and one aircraft being remanufactured.

Reclassification has been made to prior period amounts of deferred overhauls from aircraft support parts, net to property, plant, and equipment, net on the consolidated balance sheets and consolidated statements of cash flows to conform to current period presentation and to conform to common industry presentation. Such reclassification had no effect on previously reported consolidated statements of stockholders’ equity or statements of comprehensive income (loss). The current period presentation includes $59.6 million of deferred overhauls and $5.5 million of related work-in-process in property, plant and equipment, net at June 30, 2013. The prior period reclassification includes $36.3 million of deferred overhauls and $4.0 million of related work-in-process from aircraft support parts, net to property, plant, and equipment, net at December 31, 2012. Deferred overhauls will be presented separately in property, plant, and equipment, net, while work-in-process related to deferred overhauls will be presented in construction-in-progress within property, plant, and equipment, net.

Aircraft support parts consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Aircraft parts	$102,426	$71,331
Work-in-process(1)	18,479	27,770
Less: Excess and obsolete reserve	(5,965)	(6,060)

Total	$114,940	$93,041

(1)	Work-in-process includes aircraft being remanufactured of zero and $8.5 million at June 30, 2013 and December 31, 2012, respectively.

Note 5. Aircraft and Property, Plant and Equipment

Aircraft consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Aircraft	$132,438	$82,735
Less: accumulated depreciation	(19,354)	(16,062)

	$113,084	$66,673

Property, plant, and equipment consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Land and land improvements	$308	$308
Buildings	4,303	1,499
Vehicles and equipment	24,171	22,702
Deferred overhauls, net (see Note 4)	59,562	36,256
Construction-in-progress (see Note 4)	16,241	6,821

	104,585	67,586
Less: accumulated depreciation	(14,706)	(12,911)

	$89,879	$54,675

Note 6. Acquisitions

Evergreen Helicopters, Inc.

On May 2, 2013, the Company completed its previously-announced acquisition of EHI, a wholly owned subsidiary of EIA. EHI, based in McMinnville, Oregon, operates a fleet of 63 aircraft of varying rotary-wing and fixed-wing types for a wide range of passenger transport and light, medium and heavy load-carrying missions. This diverse fleet serves both government and commercial customers, including programs with the US Military in support of overseas operations. EHI maintains a global presence with operations in North America, the Middle East, Africa, and Asia-Pacific.

The Company purchased 100% of the outstanding share capital of EHI for $251.6 million, consisting of $186.6 million in cash, $17.5 million in the Company’s subordinated notes, and 4,008,439 shares of the Company’s Convertible Redeemable Preferred Stock valued at $47.5 million based on an agreed upon value of $11.85 per share. The Convertible Redeemable Preferred Stock is convertible, at the Company’s option, into an equal number of shares of common stock, subject to stockholder approval under NASDAQ marketplace rules. The fair value of the preferred stock issued as part of the consideration transferred was measured on the acquisition date at the then-current fair value and resulted in a per share equity component different from the $11.85 per share agreed upon value of preferred stock of the Company. The Company issued 4,008,439 shares of Convertible Redeemable Preferred Stock, valued at $78.0 million, or $19.47 per share on the acquisition date. The fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.0%.

In connection with the acquisition of EHI, EHI purchased nine aircraft from an affiliated entity of EIA for an aggregate purchase price of $13.0 million, all of which was paid by the Company at closing.

In connection with the acquisition of EHI, consideration transferred included a term note receivable for the estimated working capital shortfall of EHI. EIA issued a term loan note with principal value of $6.15 million to the Company to fund the working capital shortfall of EHI. The term loan note fair value of $5.0 million assumes a market level borrowing rate of 11.0%. The Company is in the process of finalizing the working capital adjustment under the purchase agreement.

In connection with the acquisition of EHI, the Company prepaid $6.8 million to a lessor, an affiliated entity of EIA and EHI, on the acquisition date for the remaining future lease obligations on three aircraft and returned the aircraft to the lessor on the acquisition date. As the transaction was entered into primarily for the benefit of the affiliated entity of EIA and EHI, the Company included the transaction as consideration transferred.

(in thousands)	Consideration Transferred
Cash	$186,615
Consideration for nine aircraft purchased from an affiliated entity of EIA	12,971
Prepayment of aircraft lease expense to an affiliated entity of EIA	6,808
Prepayment of McMinnville headquarters lease	2,616

Total cash consideration transferred	209,010
Convertible Redeemable Preferred Stock	78,044
Subordinated notes	15,900
Term loan note receivable	(4,960)

Total consideration transferred	$297,994

The Company incurred approximately $4.0 million and $6.2 million in acquisition and integration related expenses during the three months and six months ended June 30, 2013, respectively, which are included in general and administrative expenses.

The assets purchased and liabilities assumed for EHI have been reflected in our consolidated balance sheet as of June 30, 2013, and the results of operations of EHI are included in our consolidated statement of comprehensive income (loss) since the closing date of the acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing the purchase accounting, including the working capital adjustment under the purchase agreement; thus, the provisional measurements presented herein are subject to change:

(in thousands)	May 2, 2013
Cash and cash equivalents	$140
Accounts receivables	25,134
Prepaid expenses and other	2,036
Aircraft support parts	20,380
Aircraft	23,291
Property, plant and equipment	35,413
Goodwill(1)	247,216
Other intangible assets	19,700
Noncurrent deferred tax asset	1,250
Other non-current assets	5,005
Accounts payable	(39,634)
Accrued liabilities	(22,358)
Uncertain tax positions	(11,030)
Other long-term liabilities	(8,549)

Total purchase price	$297,994

(1)	EHI has certain Federal Aviation Administration certificates (“FAA Certificates”) and Department of Defense Commercial Airlift Review Board designations (“DOD CARB”). EHI had accumulated FAA Certificates and DOD CARB through its 50 years of operating history and it would require a significant amount of resources and time for an independent party to recreate these intangible assets. FAA Certificates and DOD CARB are designated to specific aircraft and cannot be transferred or purchased separately and are considered a part of goodwill.

Intangible assets assumed include goodwill of $247.2 million, customer relationships of $19.3 million amortized over a period of 9 years, and tradenames of $0.4 million amortized over a period of 6 months. The goodwill and other intangibles assets totaling $270.0 million will be amortized over a 15 year period for tax purposes.

Liabilities assumed include $19.8 million in deferred maintenance costs consisting of aircraft lease return-to-service liabilities. In connection with the Company’s acquisition of EHI from EIA, the Company pre-negotiated accelerated timelines and return-to-service obligations with the lessors of EHI in exchange for obtaining consent for the transfer of the leases to the Company. These obligations are binding and therefore the related return-to-service costs are highly probable. The deferred maintenance costs were a result of cash constraints on EIA, which caused EHI to remove parts from the affected aircraft which were installed on other aircraft under contract. The Company estimated the return-to-service obligations for nine leased aircraft using historical maintenance costs incurred for the same or like components during the year ended December 31, 2012.

Pro Forma Results of Operations

The following pro forma information presents a summary of the Company’s results of operations assuming the EHI acquisition had occurred at the beginning of the periods presented. The pro forma results include the straight-line amortization associated with acquired intangible assets consisting of customer relationships of $19.3 million amortized over a period of 9 years and tradenames of $0.4 million amortized over a period of 6 months, fair value adjustments to depreciable property, plant, and equipment assets, and interest expense associated with debt used to fund the acquisition. To better reflect the combined operating results, significant nonrecurring acquisition-related expenses directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma information is not necessarily indicative of the results that would have occurred if the acquisition had been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

(in thousands, except share and per share data)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net revenues	$84,337	$92,419	$166,005	$166,952
Net income (loss) attributable to common stockholders	$(679)	$4,179	$5,727	$(1,951)
Net income (loss) per share attributable to common stockholders
Basic	$(0.05)	$0.34	$0.42	$(0.24)
Diluted	$(0.05)	$0.34	$0.42	$(0.24)
Weighted average shares outstanding
Basic(1)	13,768,197	12,364,308	13,751,971	8,186,874
Diluted(1)	13,768,197	12,364,308	13,787,990	8,186,874

(1)	Weighted average shares outstanding for the purposes of the above pro forma calculation assume the Convertible Redeemable Preferred Stock of 4,008,439 shares converted to the same number of shares of common stock at the beginning of the periods presented.

Air Amazonia

On July 19, 2013, the Company entered into a quota purchase agreement (the “Quota Agreement”) and an aircraft purchase agreement (the “Aircraft Agreement,” and together with the Quota Agreement and all related agreements, the “HRT Agreement”), with Air Amazonia Serviços Aeronáuticos Ltda. (“Air Amazonia”) and HRT Participações em Petróleo S.A. and certain of its affiliates (“HRT”). The transactions contemplated by the HRT Agreement are collectively referred to as the “Air Amazonia Acquisition.” (See “Note 20 — Subsequent Events”)

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred maintenance on aircraft (see Note 6)	$19,763	$—
Compensation and benefits, including taxes	7,968	6,630
Interest	5,529	1,099
Deferred revenue	1,709	1,242
Advance from Cambiano (see Note 8)	1,594	2,025
Legal	1,343	404
Cost per hour (see Note 15)	943	3,569
Other	8,922	4,693

Total	$47,771	$19,662

Note 8. Debt

Outstanding debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Notes	$400,000	—
Revolving credit facility	34,878	—
2020 subordinated notes	15,962	—
Term debt	—	$48,750
Revolving line of credit	—	22,452
2015 and 2016 subordinated notes	—	26,674

	$450,840	$97,876

Notes Offering

On May 2, 2013, the Company closed its $400.0 million aggregate principal note offering of 8.25% second priority senior secured obligations due 2020 (the “Notes”). The Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries.

The Company used the net proceeds of the offering to (i) finance a portion of the purchase price for the EHI acquisition, (ii) refinance its 2015 Subordinated Notes and 2016 Subordinated Notes, (iii) refinance its prior senior secured asset-based revolving credit facility, comprised of the Term Debt and Revolving Line of Credit, (iv) pay related fees and expenses and (v) record the remaining cash to the balance sheet. A total of $46.0 million of the net proceeds was held in escrow to be used toward the proposed acquisition of Air Amazonia, the aerial services business of HRT. The Notes mature on May 1, 2020 and accrue interest payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2013. The Company may redeem the Notes, in whole or in part, at any time on or after May 1, 2016 at certain redemption prices. In addition, until May 1, 2016, the Company may redeem up to 35% of the outstanding Notes with the net proceeds the Company raises in one or more equity offerings. The Company may also redeem up to 5% of the aggregate principal amount of the Notes in any twelve-month period prior to May 1, 2016 (commencing with the 12-month period beginning on May 1, 2013) at a price equal to 103% of the aggregate principal amount thereof plus accrued and unpaid interest thereon. In addition, the Company may redeem any of the Notes at any time prior to May 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest, if any. If the Company undergoes a change in control, the Company will be required to offer to purchase the Notes from the holders at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.

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

On May 2, 2013, the Company deposited $46.0 million (the “Escrowed Amount”), of the proceeds of the Notes, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, into an escrow account to be used to consummate the Air Amazonia acquisition. Pursuant to the terms of the Notes, these proceeds of the offering were not released from escrow to consummate the Air Amazonia acquisition before July 31, 2013, and as a result, an aggregate principal amount of Notes equal to $45.0 million were redeemed, on a pro rata basis, on August 5, 2013 pursuant to a special mandatory redemption at a price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but not including August 5, 2013. As further discussed in Note 20 – Subsequent Events, the Company currently expects to fund the purchase price of the Air Amazonia Acquisition with its Revolving Credit Facility.

The Notes are secured by second-position liens, subject to certain exceptions and permitted liens, on substantially all of the Company and the guarantors’ existing and future assets that secure the Company’s new Revolving Credit Facility.

The interest rate on the Notes is fixed at 8.25%. The outstanding balance under the Notes at June 30, 2013 was $400.0 million.

Revolving Credit Facility

On May 2, 2013, the Company entered into the Revolving Credit Facility, providing a new $100.0 million, five-year revolving credit facility with a group of financial institutions led by Wells Fargo Bank N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA. On June 14th, 2013, the revolver was amended and increased the maximum aggregate amount that the Company can borrow under the Revolving Credit Facility at any one time from $100.0 million to $125.0 million. The interest rate under the credit agreement is 325-450 basis points over LIBOR depending on the Company’s senior leverage ratio. The proceeds under the credit agreement are primarily used for general corporate purposes and the Company intends to use a portion of the proceeds to fund the purchase price of the Air Amazonia acquisition.

The Company and each of the Company’s current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the Revolving Credit Facility on a senior secured first lien basis.

The Revolving Credit Facility contains certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is greater than $15.0 million or 1.05:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is less than or equal to $15.0 million and an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions.

The Revolving Credit Facility includes mandatory prepayment requirements for the certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that the Company receives as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at June 30, 2013 was $34.9 million. The weighted average interest rate for borrowings under the Revolving Credit Facility from May 2, 2013 through the three months and six months ended June 30, 2013 was 5.59%. The interest rate at June 30, 2013 was 5.41%. As of June 30, 2013 the Company had $4.6 million in outstanding standby letters of credit under the Revolving Credit Facility and maximum borrowing availability was $85.5 million.

2020 Subordinated Notes

Pursuant to the terms of the EHI stock purchase agreement, the consideration included $17.5 million of the Company’s subordinated notes. The subordinated notes accrue interest at a fixed rate of 6.0% per annum, mature on November 2, 2020, and may be prepaid at the Company’s option. Upon an event of default under the subordinated notes, the interest rate will increase to 8.0% per annum until the event of default is cured. The Company has agreed to pay, in cash, quarterly installments of interest only (in arrears) until March 31, 2015, after which date the Company has agreed to pay, in addition to such interest, on a quarterly basis $1.0 million in principal. Upon any refinancing of the Notes or the Revolving Credit Facility the principal amount of the subordinated notes with all accrued interest thereon will become due and payable. Upon a change of control, the principal amount together with all accrued interest shall forthwith be due and payable. Until the principal amount of the subordinated notes together with all accrued interest thereon has been paid in full, the Company and its subsidiaries may not declare or pay any dividend, make any payment on account of, or take certain other actions in respect of any of the Company or its subsidiaries’ equity interests, subject to certain exceptions.

For purchase price accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. The outstanding balance under the 2020 Subordinated Notes at June 30, 2013 was $16.0 million, comprised of the $15.9 million fair value and $0.1 million related to the amortization of the discount on debt for the three months and six months ended June 30, 2013. The weighted average interest rate for borrowings under the 2020 Subordinated Notes from May 2, 2013 through the three months and six months ended June 30, 2013 was fixed at 9.00%.

Term Debt and Revolving Line of Credit

At the end of June 2010, the Company entered into a credit agreement with a bank syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”), which consisted of up to $132.5 million in senior secured asset-based revolving credit facilities, including a $65.0 million term loan facility (“Term Debt”) and a revolving credit facility (“Revolving Line of Credit”) of up to $67.5 million. In connection with the $400.0 million Notes and the Company’s Revolving Credit Facility, all of the senior secured asset-based revolving credit facilities, comprised of the Term Debt and Revolving Line of Credit, were paid in full to Wells Fargo and were discontinued on May 2, 2013.

The $67.5 million Revolving Line of Credit had a $30.0 million sublimit for issuance of letters of credit and a $10.0 million sublimit for swingline loans.

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

The outstanding balance under the Revolving Line of Credit at December 31, 2012, excluding letters of credit, was $22.5 million.

The weighted average interest rate for borrowings under the Revolving Line of Credit facility, terminated on May 2, 2013, for the three months ended June 30, 2013 and June 30, 2012 was 4.22% and 3.82%, respectively. The weighted average interest rate for borrowings under the Revolving Line of Credit for the six months ended June 30, 2013 and June 30, 2012 was 3.91% and 3.93%, respectively. The interest rate at December 31, 2012 was 3.75%. Maximum borrowing availability was $43.0 million as of December 31, 2012. The Company had $2.0 million of outstanding standby letters of credit issued under the Revolving Line of Credit as of December 31, 2012. In connection with the consummation of the Revolving Credit Facility, all standby letters of credit were transferred to the Revolving Credit Facility on May 2, 2013.

The weighted average interest rate for the Term Debt borrowings, terminated on May 2, 2013, for the three months ended June 30, 2013 and June 30, 2012 was 3.13% and 3.27%, respectively. The weighted average interest rate for the term loan borrowings for the six months ended June 30, 2013 and June 30, 2012 was 3.13% and 3.27%, respectively. The interest rate at December 31, 2012 was 3.13%. At December 31, 2012 the outstanding balance under the term loan facility was $48.8 million.

Working Capital Guarantee Credit Agreement

On June 30, 2011, the Company obtained a separate line of credit with Wells Fargo for up to $10.0 million, pursuant to which Wells Fargo would issue standby letters of credit to certain of the Company’s non-domestic customers for the purpose of assuring the Company’s performance of its obligations to such customers. Letters of credit outstanding under this separate line of credit were excluded from the Company’s calculation of financial covenants for its Term Debt and Revolving Line of Credit. The standby letters of credit were required to be collateralized by up to $1.0 million in funds obtained from the Company through the issuance of subordinated promissory notes to ZM Private Equity Fund I, L.P., in the initial principal amount of $700,000 and to ZM Private Equity Fund II, L.P. in the initial principal amount of $300,000. No periodic principal or interest payments were required and the subordinated promissory notes were to mature no earlier than June 30, 2016. In connection with the initial public offering in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum. As of December 31, 2012 the Company had $4.6 million in outstanding standby letters of credit. In connection with the consummation of the Revolving Credit Facility, all standby letters of credit were transferred to the Revolving Credit Facility, and the Working Capital line of credit was discontinued.

2015 Subordinated Notes and 2016 Subordinated Notes

On June 30, 2010, the Company issued unsecured subordinated promissory notes (“2015 Subordinated Notes”) with an aggregate principal amount of $8.5 million to ZM Private Equity Fund II, L.P. and certain of its affiliates at an initial interest rate of 20.0% per annum. No periodic principal or interest payments were required and the 2015 Subordinated Notes were to mature on June 30, 2015. Interest payments were accrued to principal on a quarterly basis. The 2015 Subordinated Notes could be prepaid at any time prior to maturity, at the Company’s option, at the original principal amount plus accrued interest without any prepayment penalties, subject to limitations under the agreement. In connection with the Company’s initial public offering in April of 2012, the interest rate on the 2015 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the Notes offering, all of the 2015 Subordinated Notes were repaid in full on May 2, 2013.

On June 30, 2011, in connection with an amendment to the credit agreement, the Company issued an additional $10.0 million of unsecured subordinated promissory notes (“2016 Subordinated Notes”) to ZM Private Equity Funds I, L.P and ZM Private Equity Fund II, L.P. (together with ZM EAC LLC, the “ZM Funds”), at an initial interest rate of 20.0% per annum. No periodic principal or interest payments were required and the 2016 Subordinated Notes were to mature on June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement, the Company issued $1.0 million in additional 2016 Subordinated Notes to the ZM Funds. In connection with the Company’s initial public offering in April of 2012, the interest rate on the 2016 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the Notes offering, all of the 2016 Subordinated Notes were repaid in full on May 2, 2013.

The weighted average interest rate for the 2015 and 2016 Subordinated Notes for the three months ended June 30, 2013 and June 30, 2012 was 10.0% and 11.7%, respectively. The weighted average interest rate for the 2015 and 2016 Subordinated Notes for the six months ended June 30, 2013 and June 30, 2012 was 10.0% and 15.8%, respectively. For the 2015 and 2016 Subordinated Notes, the interest rate was 10.0% and the balance $26.7 million at December 31, 2012.

Advance from Cambiano

On July 29, 2008, EuAC entered into an Agreement with Banca Di Credito Cooperativo Di Cambiano (“Cambiano”) whereby EuAC may request advances up to €6.0 million. On July 29, 2013, EuAC entered into an Amended Agreement which reduced the available advances from €6.0 million to €4.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. At June 30, 2013 and December 31, 2012, there were $1.6 million (€1.2 million) and $2.0 million (€1.5 million) of advances outstanding, respectively, under this arrangement included within accrued liabilities. The agreement may be canceled by either party at any time.

On August 4, 2008, EuAC executed a bank guarantee and pledged €3.0 million as restricted cash in connection with a performance guarantee for a four-year leasing contract in Italy. Following receipt of the restricted cash, Cambiano issued a letter of credit for the performance bond. In the third quarter of 2012, the restricted cash amount was reduced to $2.6 million (€2.0 million), in conjunction with the reduction in the corresponding letter of credit. The restrictions renewed in June 2013 through the remainder of the 2013 fire season and the Company has classified the restricted cash related to the pledges as current assets based on the anticipated release date of the restriction.

Note 9. Income Taxes

The Company’s effective income tax rate for the three months ended June 30, 2013 and 2012 was 36.5% and 38.5%, respectively. The Company’s effective income tax rate for the six months ended June 30, 2013 and 2012 was 43.7% and 39.1%, respectively. The Company’s effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given period.

In accounting for income taxes, the Company recognizes deferred tax assets if realization of such assets is more likely than not. The Company believes, based on factors including, but not limited to, the ability to generate future taxable income from reversing taxable temporary differences and forecasts of financial and taxable income or loss by jurisdiction, that as of June 30, 2013 it is more likely than not that the Company will realize all of its deferred tax assets, including its net operating loss carry forwards. The Company’s utilization of net operating loss carryforwards may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382.

On May 2, 2013, the Company acquired EHI and the Company intends to make a 338 election to treat the acquisition as an asset purchase. EHI’s assumed liabilities upon acquisition included $11.0 million in uncertain tax positions, $2.8 million of related accrued tax penalties, and $5.8 million of related accrued interest. Aside from EHI’s uncertain tax positions accrual assumed upon acquisition, as of June 30, 2013, there have been no material changes to the Company’s uncertain tax position disclosure at December 31, 2012. The Company does not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months because the Company does not believe the remaining open issues will be resolved within the next 12 months. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in other income (expense).

Note 10. Authorized Capital Stock

As previously reported, on May 2, 2013, the Company purchased 100% of the outstanding share capital of EHI from EIA for consideration that included 4,008,439 shares of Convertible Redeemable Preferred Stock. The Convertible Redeemable Preferred Stock is convertible, at the Company’s option, into an equal number of shares of the Company’s common stock, subject to the Company first obtaining stockholder approval of the issuance of shares of its common stock upon such conversion under Nasdaq Marketplace Rules.

On July 22, 2013, by written consent of the holders of a majority of the Company’s outstanding voting capital stock as of June 24, 2013, the Company’s stockholders approved the issuance of 4,008,439 shares of the Company’s common stock upon conversion of 4,008,439 shares of the Convertible Redeemable Preferred Stock (the “Conversion Approval”). The Conversion Approval was approved by stockholders owning 5,602,970 shares of the Company’s common stock, or approximately 57.4% based on the 9,769,476 shares as of the Company’s common stock outstanding as of close of business on June 24, 2013. On or around July 23, 2013, the Company first mailed or otherwise delivered to the Company’s common stockholders of record as of June 24, 2013 an information statement relating to the Conversion Approval (the “Information Statement”). The Conversion Approval becomes effective on the date that is 20 calendar days after the date the Company first mails or otherwise delivers the Information Statement to its stockholders. As a result, the Company expects the conversion of the Convertible Redeemable Preferred Stock to the Company’s common stock to occur on or about August 20, 2013.

As of June 30, 2013, the Company was authorized to issue two classes of stock to be designated as “Common Stock” and “Redeemable Preferred Stock.” The total number of shares the Company was authorized to issue was 72,300 shares: (i) 2,300 shares of which were Common Stock, $0.0001 par value per share, and (ii) 70,000 shares of which were Redeemable Preferred Stock, $0.0001 par value per share. For Common Stock, 2,000 shares were designated “Class A Common Stock” and 300 shares were designated “Class B Common Stock.” All 70,000 shares of Redeemable Preferred Stock were designated “Redeemable Preferred Stock.” On September 27, 2007, the Company issued 1,000 shares of Class A Common Stock at $0.50 per share and 34,999.5 shares of Redeemable Preferred Stock issued at $1,000 per share.

In April 2012, the Company completed its initial public offering of common stock. In connection with the initial public offering, the Company amended its certificate of incorporation to authorize the Company to issue up to 110,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. Upon the closing of the initial public offering, all outstanding shares of Redeemable Preferred Stock and all outstanding shares of Class A Common Stock automatically converted into an aggregate of 4,802,970 shares of the Company’s common stock.

The Board of Directors is authorized, at any time, to provide for the issuance of shares of preferred stock, in one or more series with such designations, preferences and rights, and such qualifications, limitations and restrictions, as shall be set forth in the resolutions of the Board of Directors providing for the issuance thereof.

Note 11. Reportable Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Prior to May 2, 2013, the Company’s reportable operating segments were Aerial Services, which consisted of firefighting, timber harvesting, infrastructure construction, and crewing, and Manufacturing/MRO, which consisted of aftermarket support and maintenance, repair, and overhaul services for the Aircrane and other aircraft and the remanufacture of Aircranes and related components. On May 2, 2013, the Company completed its previously-announced transformative acquisition of EHI. As a result of the acquisition, the Company established new reportable operating segments to assess performance by type of customer, Government and Commercial. Segment data for prior periods has been reclassified to reflect the establishment of the Government and Commercial segments. The Commercial segment includes both logging and construction operating segments, as these lines of business are primarily contracted with commercial customers. The Government segment includes firefighting, defense and security, and transportation and other operating segments, as these lines of business are primarily contracted with government customers.

The Company deploys its fleet of aircraft to maximize fleet utilization. When making fleet resource allocation decisions, the Company’s chief operating decision maker (“CODM”) primarily considers aircraft type required, route economics, and the financial impact of the resource allocation decision on an individual customer basis. Because the fleet and related resources are used interchangeably between reportable operating segments, the Company does not generate for the CODM’s use an allocation of fleet and fleet support assets including aircraft, net, aircraft support parts, net, and property, plant, and equipment, net, across the reportable operating segments.

The Company’s CODM, management team and board of directors evaluate the performance of the Company’s operating segments based on net sales and gross profit. Gross profit for each segment includes net sales to third parties and related cost of sales directly attributable to the segment. Gross profit for each segment excludes costs shared by the segments but not allocated to the segments for the use of the CODM and excludes costs not directly attributable to the segments. Costs excluded from segment gross profit are primarily fixed or semi-fixed in nature and include salaries and benefits of pilots and field mechanics, depreciation and amortization costs related to aircraft, aircraft lease costs, aircraft insurance, and other similar type costs. The Company includes intercompany transfers between segments for management reporting purposes. The accounting policies used to prepare and review the Company’s reportable operating segments are the same as those described in the summary of significant accounting policies included in the Company’s annual report on Form 10-K filed with the SEC on March 8, 2013.

Government. The Company’s Government revenue is derived primarily from contracts with various governments who use its services for firefighting, defense and security, and transportation and other government related activities. Many of the Company’s contracts for Government services are multi-year and provide the majority of its current revenue backlog.

•

Firefighting Contracts. The Company generally charges a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. The Company has both domestic and international contracts, which may be exclusive-use or call-when-needed in nature. Exclusive-use contracts denote that the Company is obligated to provide, and its customers are obligated to take and pay for, the use of the Company’s services. Call-when-needed contracts are contracts with pre-negotiated terms under which the Company may elect to provide services if requested.

•

Defense and Security. The Company generally charges a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. The Company has both domestic and international contracts, however the majority of the defense and security related work is done outside of the U.S.

•

Transportation and Other Government Related Activities. This line of business captures several types of government services including transportation of items for various government entities that are not defense or security related, crewing and cost per hour (“CPH”) services for government customers, as well as other government related services. Crewing services are typically for customers who have purchased an Aircrane but lack trained or certified operating personnel related to the Aircrane. The Company offers pilots and field maintenance crews under our crewing services. For government customers who desire better predictability and stability in their aircraft operating costs, the Company offers CPH contracts in which it provides major components and rotable parts at a fixed cost per flight hour.

Commercial. The Company’s Commercial revenue is derived primarily from timber harvesting, infrastructure construction, and manufacturing/ MRO.

•

Timber Harvesting Contracts. The Company generally operates on either an hourly rate structure or a per cubic meter of high grade timber delivered basis. The Company serves a variety of customers in North America and Asia.

•

Infrastructure Construction Contracts. The Company’s infrastructure construction operations vary from short-term construction jobs (generally one to five days in duration) to longer-term jobs (several months or years in duration) within the oil and gas, construction, energy transmission, and energy generation industries.

•

MRO, Component Part Sale, and Other. The Company has an ongoing revenue stream from customers who own or operate either Aircranes or the military version CH-54s, or other aircraft and require parts support for their helicopters. Further, the Company provides services to customers who own or operate Aircranes, CH-54s, or other aircraft and need their aircraft components repaired or overhauled by a certified facility. The Company is also pursuing aftermarket opportunities to manufacture and sell parts or provide maintenance, repair, or overhaul for other aircraft components.

In the Company’s Central Point, Oregon facility it has the capability to remanufacture Aircranes on existing S-64 and CH-54 airframes for either resale or to induct into the Company’s fleet, and this remains a core business competency. Customers who identify a year-round or otherwise critical application for an Aircrane may find it advantageous to own an Aircrane rather than leasing the Company’s fleet services. The Company has sold nine Aircranes since 2002 and subsequently re-purchased one of these Aircranes in 2012. While the Company continues to pursue Aircranes sales and will make sales strategically when opportunities arise, it does not rely on Aircrane sales as an essential part of its business planning.

The following table sets forth information about the Company’s operations by its two reportable segments. Amounts identified as “Corporate” are assets or expenses that are not directly attributable to a specific segment:

Revenue by Reportable Segment (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net revenues:
Government	$43,855	$18,283	$61,462	$30,524
Commercial	24,735	19,594	44,068	34,962

	$68,590	$37,877	$105,530	$65,486

Gross Profit by Reportable Segment (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Gross Profit:
Government	$28,256	$9,177	$39,331	$16,622
Commercial	14,298	10,950	25,010	19,456
Non-allocated costs(1)	(25,064)	(9,807)	(37,578)	(21,718)

	$17,490	$10,320	$26,763	$14,360

(1)	Non-allocated costs include costs that are shared by both of the reporting segments but are not allocated to the operating segments for the use of the CODM and expenses that are not directly attributable to the operating segments.

Assets by Reportable Segment (in thousands):

	June 30, 2013	December 31, 2012
Assets:
Government	$51,381	$16,573
Commercial	8,954	14,929
Corporate(1)	378,218	24,103
Fixed assets(2)	313,696	201,218

Total assets	$752,249	$256,823

(1)	Corporate assets are comprised primarily of cash, prepaid and other current assets, intangible assets, net, goodwill and deferred tax assets.
(2)	Fixed assets are comprised of the aircraft fleet and fleet support assets including aircraft, net, aircraft support parts, net, and property, plant, and equipment, net. Property, plant, and equipment, net are primarily used to support the aircraft fleet, with minimal amounts allocated to the corporate function.

A reconciliation of the Company’s segment gross profit to operating income (loss) for the three and six month periods ended June 30, 2013 and June 30, 2012 is as follows (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Reconciliation to operating income (loss):
Government gross profit	$28,256	$9,177	$39,331	$16,622
Commercial gross profit	14,298	10,950	25,010	19,456
Non-allocated costs of revenue(1)	(25,064)	(9,807)	(37,578)	(21,718)
Operating expenses, net(2)	(12,593)	(7,247)	(22,206)	(12,942)

Total operating income (loss)	$4,897	$3,073	$4,557	$1,418

(1)	Non-allocated costs include costs that are shared by both of the reporting segments but are not allocated to the operating segments for the use of the CODM and expenses that are not directly attributable to the operating segments.
(2)	Other corporate expenses include research and development, corporate sales and marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs.

Revenue by Geographic Area (in thousands):

For each operating segment, revenues are attributed to geographic area based on the country where the services were performed; for the Manufacturing / MRO line of business within the Commercial reportable segment, revenues are attributed to geographic area based on the country in which the customer is located.

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net revenues:
North America	$30,480	$24,036	$41,860	$32,788
Middle East	15,704	—	15,704	—
Europe	7,095	8,428	10,133	13,129
Asia	5,455	1,928	7,548	5,196
South America	5,166	3,216	11,038	6,719
Africa	4,644	—	4,644	—
Australia	46	269	14,603	7,654

Total net revenues	$68,590	$37,877	$105,530	$65,486

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

Legal Proceedings

ST Aerospace Matter

ST Aerospace Services, Co. (“ST Aerospace”), a judgment creditor of EIA, served a Writ of Garnishment on the Company on April 11, 2013 in connection with a judgment entered against EIA in favor of ST Aerospace, in the amount of approximately $3.6 million, also the amount of the garnishment. EIA is the former parent company of EHI. The Company responded that, at the time of our receipt of the Writ of Garnishment on April 11, 2013, the Company did not owe any money or property to EIA. ST Aerospace has since filed an Order for Appearance and requested discovery to determine the accuracy of the Company’s response to the Writ of Garnishment. A hearing concerning this matter is scheduled for September 13, 2013. The Company believes it has a strong position in this matter and has not accrued an amount for the contingent liability related to this matter.

EHI was party to the following legal proceedings at the date of acquisition. Under and subject to the terms and conditions of the Stock Purchase Agreement, dated March 18, 2013, as amended on May 1, 2013 by the First Amendment to Stock Purchase Agreement, by and among the Company, EIA and the other parties named therein (the “SPA”), the Seller, EIA, is contractually obligated to defend these matters on the Company’s behalf and to indemnify the Company for any liabilities that may result from the claims. The Company believes it has a strong position in these matters and has not accrued an amount for the contingent liabilities related to these matters.

Priority 1 Matter

In November 2012, Priority 1 Air Rescue Services, Inc., or Priority 1, brought breach of contract claims against EHI in Multnomah County (Oregon) Circuit Court related to two subcontracts between Priority 1 and EHI. The primary contracts were between EHI and the U.S. Government for air medical evacuation, fire suppression, and other related services in Hawaii and Alaska. Priority 1 alleges that EHI failed to pay invoices for work performed in the amount of approximately $0.7 million. Priority 1 also claims an additional amount for consequential damages and interest. The total amount claimed by Priority 1 is approximately $2.0 million. EHI answered the complaint in December 2012, and denied all allegations. Discovery is currently ongoing.

Fortis Matter

A complaint was served on EHI on August 27, 2012 by the plaintiff, Fortis Lease Deutschland GmbH, in the Regional Court, 7th Chamber for Commercial Matters, Cologne, Germany. The plaintiff claims approximately €0.8 million in damages for the payment of VAT levied on the purchase price relating to EHI’s purchase of two helicopters from the plaintiff in 2011. The complaint lodged by plaintiff resulted in a default judgment against EHI issued on February 26, 2013. In a brief filed with the court on May 10, 2013, EHI objected to the default judgment, arguing that the sale of the two helicopters was tax exempt as they both were exported to a third country outside the European Union. The oral hearing in this case is scheduled for November 26, 2013.

Arizona Environmental Matter

In August 2012, EHI received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State of Arizona’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State of Arizona or other liable parties may assert that EHI is liable for the alleged contamination at the Site.

The Company is subject to ongoing litigation and claims as part of its normal business operations. In the opinion of management, none of these claims will have a material adverse effect on the Company.

Note 13. Related Party Transactions

2015 Subordinated Notes and 2016 Subordinated Notes

The Company was party to a Second Lien Credit Agreement pursuant to which the Company borrowed $20.0 million (the “Second Lien Debt”). Lenders of Second Lien Debt to the Company included the ZM Funds, which are affiliates of the Company through common ownership.

On June 30, 2010, concurrent with the refinancing of the Company’s senior debt, the Company used proceeds from the senior secured asset-based revolving credit facilities to partially pay-down $11.5 million of its $20.0 million Second Lien Debt to one of the ZM Funds and certain of its affiliates. The remaining $8.5 million was exchanged for 2015 Subordinated Notes at a rate of 20.0% per annum, which was payable in kind by increasing the principal amount of such notes and payable quarterly.

No periodic principal or interest payments were required and the 2015 Subordinated Notes were to mature on June 30, 2015. In connection with the initial public offering in April of 2012, the interest rate on the 2015 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the Notes offering consummated on May 2, 2013, all of the 2015 Subordinated Notes were repaid in full.

On June 30, 2011, in connection with an amendment to the Company’s credit agreement at the time, an additional $10.0 million of 2016 Subordinated Notes were issued to two of the ZM Funds at a rate of 20.0% per annum, which was payable in kind by increasing the principal amount of such notes and payable quarterly. No periodic principal or interest payments are required and the 2016 Subordinated Notes were to mature on June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement, the Company issued $1.0 million in additional 2016 Subordinated Notes to two of the ZM Funds at a rate of 20.0% per annum, which was payable in kind by increasing the principal amount of such notes and payable quarterly. In connection with the initial public offering in April of 2012, the interest rate on the 2016 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the Notes offering consummated on May 2, 2013, all of the 2016 Subordinated Notes were repaid in full.

Evergreen Helicopters, Inc. (“EHI”) Acquisition

In connection with the Company’s acquisition of EHI, the Company entered into a stock purchase agreement (the “Second Lien SPA”) with all of the second lien lenders of EIA, including two of the ZM Funds and their affiliates, pursuant to which the Company would issue 3,375,527 shares of its preferred stock to EIA’s second lien lenders. To facilitate the Company’s acquisition of EHI, the second lien lenders, including two of the ZM Funds and certain of their affiliates, executed certain waivers and consents pursuant to the EIA’s amended and restated second lien credit agreement and certain related agreements (the “EIA Second Lien Credit Facility”) with Wilmington Trust FSB and certain lenders listed therein, including two of the ZM Funds and certain of their affiliates.

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

In connection with the EHI acquisition, which was funded with a portion of the proceeds from the Notes offering (See “Note 8 — Debt”), two of the ZM Funds and their affiliates received 1,689,155 shares of Convertible Redeemable Preferred Stock as repayment of $20.0 million of principal of their pro rata share of the EIA Second Lien Credit Facility. In addition, two of the ZM Funds and certain of their affiliates forgave $2.5 million of their pro rata share of the EIA Second Lien Credit Facility in connection with the EHI acquisition and retained approximately $37.9 million in the EIA Second Lien Credit Facility.

In addition, the Company issued 632,911 shares of its Convertible Redeemable Preferred Stock to EIA’s first lien lenders in connection with the Company’s acquisition of EHI and certain of those first lien lenders sold their shares to certain of the EIA second lien lenders, including two of the ZM Funds and certain of their affiliates. A total of 1,984,680 shares of Convertible Redeemable Preferred Stock were issued to two of the ZM Funds and their affiliates (including shares that two of the ZM Funds and certain of their affiliates purchased from the EIA first lien lenders).

Transaction Fee

In connection with the EHI acquisition, 10th Lane Partners, LLC, an entity controlled by Q&U Investments, LLC and affiliated with Quinn Morgan, one of the Company’s directors, received a fee of $2.5 million from the Company in consideration for services rendered to the Company by 10th Lane Partners, LLC, its affiliates and employees.

Registration Rights

The Company is party to an amended and restated registration rights agreement among the Company and the ZM Funds, which are beneficial owners of more than 5% of the Company’s common stock. Pursuant to the registration rights agreement, ZM EAC LLC has the right to require that the Company register its shares under the Securities Act for sale to the public. If ZM EAC LLC exercises its demand registration right, ZM Private Equity Fund I, L.P. and ZM Private Equity Fund II, L.P. will have the opportunity to include their shares in the registration. The Company must pay all expenses, except for underwriters’ discounts and commissions, incurred in connection with the exercise of these demand registration rights.

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

The Company is unable to estimate the dollar value of registration rights to the holders of these rights. The amount of reimbursable expenses under the registration rights agreement depends on a number of variables, including whether registration rights are exercised incident to a primary offering by the Company, the form on which the Company is eligible to register such a transaction, and whether the Company has a shelf registration in place at the time of any future offering.

Note 14. Derivative Instruments and Hedging Activities

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

A summary of open foreign currency forward contracts at June 30, 2013 and December 31, 2012 is as follows (all contracts are obligations for the Company to deliver foreign currency — i.e., short positions) (in thousands):

Purpose/Maturity	Foreign Quantity		Contract Value	Market Value	Asset (Liability)
June 30, 2013:
Canada—Aerial operations maturing through March 2014	CAD	3,566	$3,464	$3,379	$85

			$3,464	$3,379	$85

Purpose/Maturity	Foreign Quantity		Contract Value	Market Value	Asset (Liability)
December 31, 2012:
Australia—Aerial operations maturing through March 2013	AUD	6,865	$6,673	$7,089	$(416)

			$6,673	$7,089	$(416)

The Company’s foreign currency forward contracts were measured at fair value within Level 2 of the fair value hierarchy at June 30, 2013 and December 31, 2012, which is valued using quoted market prices for contracts with similar terms and maturity dates.

Note 15. Cost Per Hour Reserves

The Company offers CPH contracts pursuant to which the Company provides major components and rotable parts for a customer’s aircraft at a fixed cost per flight hour. The Company estimates the total covered maintenance costs for the aircraft over the coverage period based on historical trends. The amount of the accrual is estimated on a per flight hour basis and recorded as the hours are flown on the aircraft. The timing of cash paid for repairs and maintenance on the aircraft will impact the balance of the accrual.

The Company recorded $0.2 million net income and $1.0 million net expense for the three months ended June 30, 2013 and 2012 respectively. Net CPH expense was zero and $1.9 million for the six months ended June 30, 2013 and 2012 respectively. As of June 30, 2013 and December 31, 2012 CPH liability reserve was $0.9 million and $3.6 million, respectively. The Company’s only remaining CPH contract matured in June 2013. The Company recently entered into a short term contract with the Italian Forest Service to provide crewing services for the 2013 fire season. As part of the new contract, the Italian Forest Service has elected to purchase MRO parts directly from the Company in lieu of utilizing its CPH services for the 2013 fire season.

Note 16. Variable Interest Entity

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

At June 30, 2013, EuAC consolidated variable interest entity assets and liabilities were $11.5 million and $8.8 million, respectively. At December 31, 2012, EuAC consolidated variable interest entity assets and liabilities were $8.5 million and $5.8 million, respectively. Non-controlling interest of $1.0 million and $1.0 million relates to the other owners’ stockholdings in EuAC and is reflected in stockholders’ equity in the accompanying consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.

Note 17. Seasonality

The Company’s flight hours are substantially reduced in winter or monsoon seasons. The global deployment of the Company’s helicopters and crews helps to limit the effect of seasonality, but the Company’s operations tend to peak in June through October and to be at a low point in January through April. The Company believes the acquisition of EHI will reduce seasonality and further diversify its end market and customer mix through the addition of significant year-round DOD and oil and gas related customers.

Note 18. Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings (loss) per share. The Company calculates diluted earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by applying the treasury stock method or the if-converted method.

The Company issued 4,008,439 shares of Convertible Redeemable Preferred Stock on the EHI acquisition date. The Convertible Redeemable Preferred Stock is convertible, at the Company’s option, into an equal number of shares of common stock, subject to stockholder approval under NASDAQ marketplace rules. On July 22, 2013, by written consent of the holders of a majority of the Company’s outstanding voting capital stock as of June 24, 2013, the Company’s stockholders approved the Conversion Approval. On July 23, 2013, the Company first mailed or otherwise delivered to the Company’s common stockholders of record as of June 24, 2013 the Information Statement. The Conversion Approval becomes effective on the date that is 20 calendar days after the date the Company first mailed or otherwise delivered the Information Statement to its stockholders. Because the Conversion Approval is effective subsequent to June 30, 2013, the Company has not applied the if-converted method or included the Convertible Redeemable Preferred Stock within the diluted earnings per share calculation.

The following table shows the computation of basic and diluted earnings (loss) per share:

(in thousands, except share and per share data)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net Income (loss) attributable to common shareholders	$(1,952)	$831	$(3,169)	$(4,172)
Basic weighted average shares outstanding	9,759,758	8,355,869	9,743,532	4,178,435
Dilutive effect of share based awards	—	—	—	—

Dilutive weighted average shares outstanding	9,759,758	8,355,869	9,743,532	4,178,435
Basic earnings (loss) per share	$(0.20)	$0.10	$(0.33)	$(1.00)
Diluted earnings (loss) per share	$(0.20)	$0.10	$(0.33)	$(1.00)
Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	85,607	87,076	85,607	87,076

Note 19. Stock-based Compensation

In 2012, the Company adopted a Long Term Incentive Plan and reserved for issuance 417,649 shares of its common stock. The goal of the plan is to align the interests of the Company’s eligible participants with the interests of its stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain and motivate key personnel. There were 16,181 shares available for grant under the Long Term Incentive Plan at June 30, 2013. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit awards activity during the six months ended June 30, 2013:

	Restricted Stock Award Units	Weighted-Average Grant Date Fair Value
Outstanding unvested at December 31, 2012	158,557	$7.73
Granted	12,414	11.35
Vested restricted stock units	(76,286)	8.41
Forfeited	(9,078)	7.32

Outstanding unvested at June 30, 2013	85,607	$7.69

During the three month periods ended June 30, 2013, and 2012 the Company granted 12,414 and 257,799 restricted stock awards, respectively. The Company recognized approximately $0.2 million and $1.3 million in stock-based compensation expense during the three month periods ended June 30, 2013 and 2012, respectively. During the six month periods ended June 30, 2013, and 2012 the Company granted 12,414 and 257,799 restricted stock awards, respectively. The Company recognized approximately $0.4 million and $1.3 million in stock-based compensation expense during the three month periods ended June 30, 2013 and 2012, respectively.

Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards as of June 30, 2013 is expected to be recognized, over a weighted average period of 1.7 years, as follows:

(dollars in thousands)	Unamortized Compensation Expense
2013	$240
2014	291
2015	95
2016	50
2017	23
Thereafter	—

Total	$699

Note 20. Subsequent Events

Air Amazonia and HRT

On March 7, 2013, the Company entered into the HRT Term Sheet with Air Amazonia and HRT, pursuant to which the Company agreed to work in good faith towards establishing and executing definitive agreements and related documentation that would cause the Company to acquire (1) certain aircraft and other assets currently owned by entities controlled by HRT and (2) all of Air Amazonia’s capital stock, for aggregate consideration of up to $75.0 million (the “Prior Air Amazonia Transaction”). The Prior Air Amazonia Transaction has been restructured to reduce its size and scope, and the terms of the HRT Term Sheet have been superseded by the terms of the HRT Agreement entered into on July 19, 2013. The transactions contemplated by the HRT Agreement are collectively referred to as the “Air Amazonia Acquisition.”

On July 19, 2013, the Company entered into a quota purchase agreement (the “Quota Agreement”) and an aircraft purchase agreement (the “Aircraft Agreement,” and together with the Quota Agreement and all related agreements, the “HRT Agreement”), with Air Amazonia Serviços Aeronáuticos Ltda. (“Air Amazonia”) and HRT Participações em Petróleo S.A. and certain of its affiliates (“HRT”). The transactions contemplated by the HRT Agreement are collectively referred to the as “Air Amazonia Acquisition.” Pursuant to Quota Agreement, the Company agreed to purchase all of the stock capital of Air Amazonia for a purchase price of $6.0 million, subject to certain adjustments, plus certain additional amounts contingent on Air Amazonia’s future revenues. Pursuant to the Aircraft Agreement, the Company agreed to purchase six rotary-wing aircraft of varying types and mission capabilities from HRT for a purchase price of $17.0 million, plus an additional $3.0 million payable upon the earlier of the Company obtaining a Part 135 air operator regulatory approval for Air Amazonia from the Brazilian National Civil Aviation Agency or twelve months from closing of the Air Amazonia Acquisition. At the closing of the Air Amazonia Acquisition, Air Amazonia would enter into a five-year aerial services agreement (the “Aerial Services Agreement”) with HRT to provide ongoing aerial services with minimal annual revenues of at least $29.0 million. The aerial services agreements will have four annual renewal periods subject to HRT’s discretion. Upon the closing of the Air Amazonia Acquisition, the Company would have a one-year right of first refusal to purchase any or all of HRT’s remaining seven aircraft. During the term of the aerial services agreement and the first two annual extensions, the Company would also have the right of first refusal on aerial services in Brazil from HRT and in the Solimoes region of Brazil from Rosneft Brasil E&P Ltda to support its onshore oil and gas operations, and HRT would not compete with business conducted by Air Amazonia.

The Air Amazonia Acquisition is subject to several conditions to closing, including delivery of Air Amazonia financial statements for the year ended December 31, 2012, approval of an aerial services agreement and a maintenance and other services agreement by certain third parties, transfer of various regulatory permits, the negotiation and execution of agreements regarding properties used in Air Amazonia’s business, an appraisal of the stock capital of Air Amazonia by an independent expert, certain third party consents, satisfactory inspections of the acquired aircraft, the parties’ agreement concerning transition services, completion of a reduction in force within Air Amazonia, corporate and shareholder approvals, and regulatory filings and registrations.

In connection with the Company’s $400.0 million offering of 8.25% Notes, the Company previously reported that it intended to use a portion of the net proceeds from the Notes offering to finance the Prior Air Amazonia Transaction. Accordingly, pursuant to the terms of the Notes offering, the Company placed $45.0 million of the net proceeds of the Notes offering, plus interest on such principal amount to August 5, 2013, in escrow (the “Escrowed Amount”), to be released to the Company only if the Prior Air Amazonia Transaction was consummated on or prior to July 31, 2013; otherwise, the terms of the Notes offering provide that $45.0 million in aggregate principal amount of the Notes will be subject to a special mandatory redemption, on a pro rata basis, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, August 5, 2013 (the “Special Redemption”). The Prior Air Amazonia Transaction as contemplated in the HRT Term Sheet has been restructured to reduce its size and scope, as provided in the HRT Agreement. As a result, on August 5, 2013, the Company effected the Special Redemption for the Escrowed Amount. The Company currently expects to fund the purchase price of the Air Amazonia Acquisition with its Revolving Credit Facility.

Conversion of Convertible Redeemable Preferred Stock

As previously reported, on May 2, 2013, the Company purchased 100% of the outstanding share capital of EHI from EIA for consideration that included 4,008,439 shares of the Convertible Redeemable Preferred Stock. The Convertible Redeemable Preferred Stock is convertible, at the Company’s option, into an equal number of shares of the Company’s common stock, subject to the Company first obtaining stockholder approval of the issuance of shares of its common stock upon such conversion under Nasdaq Marketplace Rules.

On July 22, 2013, by written consent of the holders of a majority of the Company’s outstanding voting capital stock as of June 24, 2013, the Company’s stockholders approved the Conversion Approval. The Conversion Approval becomes effective on the date that is 20 calendar days after the date the Company first mails or otherwise delivers the Information Statement to its stockholders. As a result, the Company expects the conversion of the Convertible Redeemable Preferred Stock to the Company’s common stock to occur on or about August 20th, 2013.

2013 Retention Bonus Plan

On July 22, 2013, by written consent of the holders of a majority of the Company’s outstanding voting capital stock as of July 22, 2013, the Company’s stockholders approved the 2013 Retention Bonus Plan, including certain bonus awards to the executive officers (the “Bonus Plan Approval”). The Bonus Plan Approval was approved by stockholders owning 5,602,970 shares of the Company’s common stock, or approximately 57.4% based on the 9,769,476 shares as of the Company’s common stock outstanding as of close of business on July 22, 2013. The Company intends to mail or otherwise deliver an information statement with respect to the Bonus Plan Approval to holders of record of the Company’s common stock as of the close of business on July 22, 2013.

Change of Vice President of Global Sales and Marketing

On July 24, 2013, Gary Zamieroski’s service as Vice President of Global Sales and Marketing terminated. Mr. Zamieroski will assist the Company through a short transition period. Mr. Zamieroski’s departure was not related to any disagreement or dispute with the Company. Effective July 24, 2013, Santiago Crespo was appointed as the Company’s Vice President of Global Sales and Marketing.

Notice of Mandatory Redemption

In connection with the Company’s $400.0 million offering of the Notes, the Company previously reported that it intended to use a portion of the net proceeds from the Notes offering to finance the Prior Air Amazonia Transaction. Accordingly, pursuant to the terms of the Notes offering, the Company placed $45.0 million of the net proceeds of the Notes offering, plus interest on such principal amount to August 5, 2013, in escrow (the “Escrowed Amount”), to be released to the Company only if the Prior Air Amazonia Transaction is consummated on or prior to July 31, 2013; otherwise, the terms of the Notes offering provide that $45.0 million in aggregate principal amount of the Notes will be subject to a special mandatory redemption, on a pro rata basis, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date (the “Special Redemption”). The Prior Air Amazonia Transaction as contemplated in the HRT Term Sheet has been restructured to reduce its size and scope, as provided in HRT Agreement. As a result, on August 5, 2013, the Company effected the Special Redemption for the Escrowed Amount. The Company currently expects to fund the purchase price of the Air Amazonia Acquisition with its Revolving Credit Facility.

Legal Matter

In August 2013, a putative stockholder of the Company filed a class and derivative action in the Court of Chancery for the State of Delaware against the Company, the members of its board of directors, EAC Acq., and the ZM Funds and certain of their affiliates. The plaintiff asserted claims for breach of fiduciary duty and unjust enrichment in connection with the EHI acquisition and requested an award of unspecified monetary damages to them and to the Company, disgorgement and restitution, certain other equitable relief, and an award of plaintiff’s costs and disbursements, including legal fees. Although the Company is unable to predict the final outcome of the proceeding, the Company believes the allegations lack merit, intends to vigorously defend against them, and believes that the final results will not have a material effect on its consolidated financial position, results of operations, or cash flows.

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

This overview summarizes the MD&A, which includes the following sections:

•

Recent Developments — highlights from the second quarter of 2013 outlining some of the major events that happened during the quarter and how they affected our financial performance, as well as other recent developments

•	Overview of the Business — a review of our business and our business operating segments

•

Trends and Uncertainties — some of the known trends, demands, events, and uncertainties that have had material effects on our results of operations for the three and six month periods presented for 2013 and 2012 in our consolidated financial statements or are reasonably likely to have material effects in the future

•

Results of Operations — an analysis of the results of our operations for the three and six month periods presented for 2013 and 2012 in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of comprehensive income. This section also includes financial and statistical data regarding our view of 2013

•

Liquidity and Capital Resources — an analysis of cash flows and sources and uses of cash, including some of the known trends, demands, events, and uncertainties that will or are reasonably likely to have a material impact on our liquidity and capital resources

•	Off-balance Sheet Arrangements — an overview of off-balance-sheet arrangements outstanding as of June 30, 2013

•

Critical Accounting Policies and Estimates — critical accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts

RECENT DEVELOPMENTS

•

On May 2, 2013; we closed our acquisition of Evergreen Helicopters, Inc. (“EHI”), formerly a subsidiary of Evergreen International Aviation (“EIA”), we closed our $400.0 million aggregate principal amount offering of 8.25% Second Priority Senior Secured Notes due 2020 (the “Notes”), we entered into a new $100.0 million, five-year revolving credit facility (“Revolving Credit Facility”) with a group of financial institutions led by Wells Fargo Bank, N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA which we amended, on June 14, 2013, to increase the borrowing capacity from $100.0 million to $125.0 million.

•

On July 19, 2013, we entered into a binding purchase agreement (the “HRT Agreement”) with Air Amazonia Servicos Aeronáuticos Ltda. (“Air Amazonia”) and HRT Participaçoes em Petróleo S.A. (“HRT”) subject to customary closing conditions. The transactions contemplated by the HRT Agreement were restructured to reduce its size and scope as compared to the our prior term sheet with HRT, and as a result we redeemed $45.0 million of our Notes pursuant a special mandatory redemption set forth in the terms of the Notes.

•	We continued to execute on our strategic growth strategy in South America as we look to expand our customer base in the fast growing oil and gas exploration business.

•	We experienced no aircraft accidents, maintained our Safety and Health Achievement Recognition Program (SHARP) certification, and maintained zero findings on all FAA audits.

•

On July 22, 2013, by written consent of the holders of a majority of our outstanding voting capital stock as of June 24, 2013, our stockholders approved the issuance of 4,008,439 shares of our common stock upon conversion of 4,008,439 shares of our Mandatorily Convertible Cumulative Participating Preferred Stock, Series A (the “Convertible Redeemable Preferred Stock”). We first mailed or otherwise delivered to our common stockholders of record as of June 24, 2013, an information statement with respect to this approval on or around July 23, 2013, and this approval is effective 20 calendar days thereafter.

•	On July 22, 2013, we approved the 2013 Retention Bonus Plan, including certain bonus awards to the executive officers.

•	On July 24, 2013, we appointed Santiago Crespo as our new Vice President of Global Sales and Marketing.

Financial Highlights — Three months ended June 30, 2013 compared to the three months ended June 30, 2012

Our revenue for the three months ending June 30, 2013 was $68.6 million or $30.7 million higher than the same period in 2012. This 81.1% increase was primarily driven by the addition of EHI coupled with growth in infrastructure construction and timber harvesting. We flew 3,557 more hours in the second quarter of 2013 than in the second quarter of 2012, an increase of 122.6% which was primarily driven by the addition of EHI activity.

Our heavy lift fleet utilization (calculated as the number of days on contract as a percentage of total available days) improved from 51% in the second quarter of 2012 to 62% in the second quarter of 2013. Our medium and light rotary wing fleet utilization was 54% in the second quarter of 2013. Our fixed wing fleet utilization was 46% in the second quarter of 2013.

Financial Highlights — Six months ended June 30, 2013 compared to the six months ended June 30, 2012

Our revenue for the six months ending June 30, 2013 was $105.5 million or $40.0 million higher than the same period in 2012. This 61.1% increase was primarily driven by the addition of EHI coupled with growth in infrastructure construction, timber harvesting and firefighting. We flew 4,151 more hours in the six months ended June 30, 2013 than in the same period in 2012, an increase of 92.9% which was primarily driven by the addition of EHI activity, coupled with growth in infrastructure construction, timber harvesting and firefighting.

Our heavy lift fleet utilization (calculated as the number of days on contract as a percentage of total available days) improved from 53% in the six months ended June 30, 2012 to 61% in the six months ended June 30, 2013. Our medium and light rotary wing fleet utilization was 53% for the six months ended June 30, 2013. Our fixed wing fleet utilization was 46% for the six months ended June 30, 2013.

Aircraft Fleet

As of June 30, 2013, we operated a fleet of 85 aircraft, 52 of which were currently providing aerial services for our customers. Aircraft fleet size is a major driver of our revenues. Throughout the course of any year we may remove aircraft from service for maintenance or for sale, or add aircraft to the fleet through our own production or through a purchase or lease. Of the total aircraft in our fleet 20 were Aircranes as of June 30, 2013, one of which is in the process of heavy maintenance.

The following table presents the changes in aircraft in our fleet from December 31, 2012 to June 30, 2013:

	Aircraft	Total Aircraft Employed
Aircraft in our fleet at December 31, 2012		21

Aircraft transferred from inventory	1
Aircraft purchased during the period	28
Aircraft leased during the period	35

Aircraft in our fleet at June 30, 2013		85

OVERVIEW OF THE BUSINESS

We are a leading global provider of aviation services to a worldwide mix of commercial and government customers. We currently operate a diverse fleet of 85 rotary-wing and fixed wing aircraft, including a fleet of 20 heavy-lift S-64 Aircranes, which we refer to as the Aircrane. Our fleet supports a variety of Government and Commercial customers, across a broad range of aerial services, including critical supply and logistics for deployed military forces, humanitarian relief, firefighting, timber harvesting, infrastructure construction, and crewing. We also maintain a vertical manufacturing capability for the Aircrane, related components, and other aftermarket support and maintenance, repair, and overhaul services for the Aircrane and other aircraft. Founded in 1971, Erickson Air-Crane is headquartered in Portland, Oregon and maintains facilities and operations in North America, South America, Europe, the Middle East, Africa and Asia-Pacific.

Prior to May 2, 2013, our reportable operating segments were Aerial Services, which consisted of firefighting, timber harvesting, infrastructure construction, and crewing, and Manufacturing/MRO, which consisted of aftermarket support and maintenance, repair, and overhaul services for the Aircrane and other aircraft and the remanufacture of Aircranes and related components. On May 2, 2013, we completed our previously-announced transformative acquisition of EHI. As a result of the acquisition, we established new reportable operating segments to assess performance by type of customer, Government and Commercial. Our Government segment is comprised primarily from contracts with various governments who use our services for firefighting, defense and security, transportation and other government related activities. Our Commercial segment is comprised primarily from timber harvesting, construction, and manufacturing/ MRO contracts.

To support our fleet, our engineering staff has developed enhanced mission-specific capabilities and modifications for the Aircrane that allow us to compete effectively and contribute to our market share. We typically lease our Aircranes to customers and provide associated crewing and maintenance services. We also offer crewing for aircraft we have sold. Our pilots and mechanics are technical specialists with years of training.

Through our Manufacturing / MRO line of business we remanufacture Aircranes from existing airframes, manufacture new components on a contract basis, and provide customers with FAA, EASA, and ANAC certified MRO services in our AS9100 certified facility. AS9100 is a widely adopted and standardized quality management system for the aerospace industry. We also provide aftermarket support and maintenance, repair and overhaul services for the Aircrane and other aircraft and remanufacture Aircranes and related components for sale. In the second quarter of 2013, our Government and Commercial segments generated revenues of $43.9 million and $24.7 million, respectively, and in the second quarter of 2012, our Government and Commercial segments generated revenues of $18.3 million and $19.6 million, respectively.

In the second quarter of 2013, we had net loss attributable to Erickson Air-Crane Incorporated of $2.0 million, and in the second quarter of 2012, we had net income attributable to Erickson Air-Crane Incorporated of $1.1 million. Included in the net loss attributable to Erickson Air-Crane Incorporated of $2.0 million in the second quarter of 2013 were $4.0 million in acquisition and integration expenses.

We manage our business using the following key operating indicators to measure our performance, balancing short-term results and strategic priorities.

Sales and Marketing

•

To maintain and strengthen our position in the aerial services market, we monitor revenue flight hours by our reporting segments and their underlying lines of business, aggregate revenues, and backlog revenues for our government segment by firefighting, defense and security, transport and other government related activities and our commercial segment for timber harvesting and infrastructure construction, and compare these against budgeted and forecasted targets to measure performance. We monitor our sales pipeline for each of these services, and maintain a master fleet schedule and attempt to maximize aircraft utilization and revenues by minimizing our “white space,” or aircraft idle time.

•

Contained in our commercial segment is our Manufacturing / MRO line of business. In an effort to continue to build and develop our Manufacturing / MRO business, we focus on the number of bids and win-rate associated with bids for MRO and component manufacturing opportunities. We compare revenues against budgeted and forecasted targets to measure performance.

Operations and Safety

•

A key operating measure used by management in evaluating each of our business segments is gross profit, which is calculated as revenues less cost of revenues. Our most significant cost of revenues are material (including raw materials and plant labor and overhead including related employee benefits, fuel, and labor). We closely monitor material costs and fuel costs measured on a per-flight-hour basis. We also measure the costs of crewing (our pilots and field mechanics) and related expenses such as travel and local contract-related expenses, and compare these metrics against budgeted and forecasted targets to measure performance. We target all contracts to have positive gross profit; however, due to the seasonality of our business, we often have unabsorbed costs in the first quarter and the fourth quarter which could lead to negative reported gross profit in these quarters. The addition of EHI significantly increased the diversity of the end markets we serve and we believe the addition of EHI will ultimately reduce the seasonality of our business.

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

Financial and Overall Performance Measures

•	We measure overall business performance according to seven critical metrics: Revenue growth, net income, earnings per share, EBITDA, Adjusted EBITDA, Adjusted EBITDAR, and free cash flow.

•	Our key liquidity measures include free cash flow, revolver availability, receivables aging, capital investments, and bank covenant compliance.

•

We annually update a five-year strategic plan encompassing expected results of operations and key growth opportunities. Our strategic planning process results in a complete set of forecasted financial statements, a critical action plan to achieve our strategic goals, and specific performance goals and measurements.

Our Operating Revenue

Government. Our Government revenue is derived primarily from contracts with various governments who use our services for firefighting, defense and security, and transportation and other government related activities. Many of our contracts for Government services are multi-year, and provide the majority of our current revenue backlog.

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

•

Defense and Security. We generally charge a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. We have both domestic and international contracts, however the majority of the defense and security related work is done outside of the U.S.

•

Transportation and Other Government Related Activities. This line of business captures several types of government services including transportation of items for various government entities that are not defense or security related, crewing and or cost per hour (“CPH”) for government customers, as well as other government related services. Crewing services are typically for customers who have who have purchased an Aircrane but lack trained or certified operating personnel related to the Aircrane. We offer pilots and field maintenance crews under our crewing services. For government customers who desire better predictability and stability in their aircraft operating costs, we offer CPH contracts in which we provide major components and rotable parts at a fixed cost per flight hour.

Commercial. Our Commercial revenue is derived primarily from timber harvesting, infrastructure construction, and manufacturing/ MRO.

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

•

Manufacturing/MRO. We have an ongoing revenue stream from customers who own or operate either Aircranes or the military version CH-54s and require parts support for their helicopters. Further, we provide services to customers who own or operate Aircranes, CH-54s, or other aircraft and need their aircraft components repaired or overhauled by a certified facility. We are also pursuing aftermarket opportunities to manufacture and sell parts or provide maintenance, repair, or overhaul for other aircraft components.

In our Central Point, Oregon facility we have the capability to remanufacture Aircranes on existing S-64 and CH-54 airframes for either resale or to induct into our fleet, and this remains a core business competency. Customers who identify a year-round or otherwise critical application for an Aircrane may find it advantageous to own an Aircrane rather than leasing our fleet’s services. We have sold nine Aircranes since 2002 and subsequently re-purchased one of these Aircranes in 2012. While we continue to pursue Aircrane sales and will make sales strategically when opportunities arise, we do not rely on Aircrane sales as an essential part of our business planning.

Our Operating Expenses

Cost of Revenues. Our cost of revenues consists of purchased materials; consumed inventory, plant labor and overhead, aviation fuel, aircraft insurance, aircraft lease costs, contract specific expenses associated with operating in various geographies, shipping costs for transporting our aircraft, depreciation and amortization of our aircraft, plant, property, and equipment, and pilot and field mechanic wages, benefits, and other related costs.

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

General and Administrative. Our general and administrative expenses consist primarily of wages, benefits, and travel costs for general and administrative employees and fees paid to contractors and consultants in executive, finance, accounting, information technology, human resources, and legal roles, including employees in our foreign subsidiaries involved in these activities. Also included are expenses for legal, accounting, other professional services, bank fees and acquisition and integration costs associated with our business combinations.

Other Income (Expense), Net. Our other income (expense) consists primarily of the interest paid on outstanding indebtedness, realized and unrealized foreign exchange gains and losses, amortization of debt issuance costs, and interest and penalties related to tax contingencies, as well as certain other charges and income, such as legal settlements, gain and loss on the disposal of equipment, amortization and write-off of deferred financing fees, and insurance settlements. With regard to foreign exchange gains and losses, our operations in foreign countries are partially self-hedged, with the majority of our European, Canadian, Australian and Asian contracts having both revenues and local expenses paid in the local currency; in addition, some of our contracts provide for rate adjustments based on changes in currency exchange rates. For currency exposure that is not self-hedged, we sometimes enter into forward contracts to reduce our currency risk.

TRENDS AND UNCERTAINTIES AFFECTING OUR BUSINESS

Acquisition of Evergreen Helicopters, Inc. On May 2, 2013, we acquired EHI. The EHI acquisition significantly enhances and diversifies our business. As a result of the EHI acquisition, we now offer a full spectrum of heavy, medium, and light-lift helicopter solutions, including fixed wing solutions. Our solutions include the design, engineering, development, certification, testing, and manufacturing of the Aircrane, as well as aerial services and MRO capabilities for these and other aircraft. The EHI acquisition also changed our mix of customers, most significantly to include defense and security.

The completion of the EHI acquisition provided us with an incremental fleet of 63 aircraft, consisting of 50 medium and light helicopters as well as 13 fixed-wing aircraft. This diverse fleet serves a wide range of customers, including significant passenger transport and airlift services for the Department of Defense (“DOD”) and State Department. EHI’s operations span the globe, including a presence in North America, the Middle East, Africa, and Asia.

Effect of 2007 Acquisition. We were acquired on September 27, 2007, in which the buyers acquired 100% of our outstanding common stock for $93.1 million, which amount included direct acquisition costs of $3.4 million. The acquisition was accounted for as a purchase in accordance with the Financial Accounting Standard Board’s (“FASB”) ASC No. 805, Business Combinations. As a result, we allocated the purchase price to the assets acquired and the liabilities assumed at the date of the acquisition based on their estimated fair value as of the closing date. The difference between the aggregate purchase price and the estimated fair value of the assets acquired and liabilities assumed was approximately $553.7 million. Our management determined that the fair value of the various assets acquired and liabilities assumed was $646.8 million on the date of acquisition and that, based in part on a valuation provided by an independent third party as required by U.S. GAAP in connection with such determination, the fair value of the 18 Aircranes in our fleet on the date of acquisition was $317.7 million. The negative goodwill was used to reduce the value of Aircranes and support parts and other property, plant and equipment. As a result of this adjustment, the cost of revenues in each of the successor periods included in this Form 10-Q reflects the lower carrying value of our aircraft support parts that we have sold or used in our maintenance, repair, and overhaul operations. The aggregate effect of the purchase accounting adjustment with respect to our inventory was approximately $33.3 million from the date of acquisition through June 30, 2013. Based on our past experience and historical inventory usage patterns, we expect to largely realize the benefit of the approximately $9.9 million remaining fair value purchase accounting adjustment to aircraft support parts over the next 2 years as we sell and use our legacy inventory. Our legacy inventory consists of aircraft parts and components purchased over multiple years for which there is no liquid market; therefore, there is no guarantee that we will be able to purchase new inventory at the carrying values of our legacy inventory currently reflected on our balance sheet.

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

Costs Associated with our Financing Arrangements. We are a highly leveraged company and, as a result, have significant debt service obligations. We are subject to financial covenants under our Revolving Credit Facility and 2020 Subordinated Notes. We were in compliance with our financial covenants at June 30, 2013. Our ability to service our debt and comply with the financial covenants under our Revolving Credit Facility in 2013 are subject to various risks and uncertainties, and among other factors may be adversely affected by any of the following:

•	if our business does not perform as expected, including if we generate less than anticipated revenue from our Aerial Services operations or encounter significant unexpected costs;

•	if we fail to timely collect our receivables, including our receivable from our major customers.

Failure to service our debt and comply with our financial covenants could materially and adversely affect our business and financial condition. The senior secured asset-based credit facility under our Revolving Credit Facility matures on May 1, 2018.

Greece Receivable. As of June 30, 2013, included within our other noncurrent assets balance was $5.8 million (€4.4 million) due from the Hellenic Fire Brigade for final payment of firefighting services performed in 2011. In 2012, the government of Greece communicated with us its belief that we had a permanent establishment in Greece for 2011 and 2010, which would require us to file Greek tax returns and pay related taxes. The Hellenic Fire Brigade is withholding payment to us until a resolution is made regarding our permanent establishment status. No formal tax assessments have been made, and we have asked the U.S. Competent Authority Office to assist us in settling the dispute. In 2012, we recorded an unrecognized tax position of $5.8 million for potential income taxes that may be due if we are determined to have a permanent establishment within Greece. Payment of tax in this foreign jurisdiction would result in a foreign tax credit in the United States we have included in our deferred assets. We anticipate that any Greek taxes we are compelled to pay will be allowed as a foreign tax credit on our U.S. tax return. For the three months ended June 30, 2013, and June 30, 2012, we recognized $0.2 million and zero, respectively, for potential penalties associated with the tax liability for Greece. For the six months ended June 30, 2013, and June 30, 2012, we recognized $0.4 million and zero, respectively, for potential penalties associated with the tax liability for Greece. The Greece receivable balance as of June 30, 2013 was classified in other noncurrent assets due to the long-term nature of obtaining resolution regarding our permanent establishment status.

Seasonality. Our aerial services operations in any given location are heavily seasonal and depend on prevailing weather conditions. Our flight hours are substantially reduced in winter or monsoon seasons. The global deployment of our helicopters and crews helps to limit the effect of seasonality, but our aerial services operations tend to peak in June through October and to be at a low point in January through April. Due to the seasonality of our business, we often have unabsorbed costs in the first quarter and the fourth quarter which could lead to negative reported gross profit in these quarters. The addition of the EHI significantly increases the diversity of end markets we serve and we believe the addition of EHI will ultimately reduce the seasonality of our business.

Fluctuations in our Mix of Services. We derive most of our total revenues from our government segment, which is composed of revenues from firefighting, defense and security and transport and other government related activities. The margins we make on these activities vary substantially by contract and may vary from year to year, and the amount of our flight hours dedicated to these activities can also vary from year to year. The margins may also differ between the government and commercial segment of our business. For example, in the second quarter of 2013 we generated revenues per flight hour for firefighting, timber harvesting, and infrastructure construction of $18,956, $6,978, and $15,845, respectively, compared to revenues per flight hour for firefighting, timber harvesting, and infrastructure construction of $18,910, $6,832, and $14,281 in the second quarter of 2012. Changes in the composition of our flight hours for any reason could impact our total revenues. Many of our contracts, particularly firefighting and defense and security contracts, contain a daily standby fee as well as an hourly rate based on flight activity. Changes in the composition of daily standby fees relative to the number of hours flown could impact our total revenues. In addition, the acquisition of EHI will, and the planned acquisition of Air Amazonia is expected to, impact our mix of services and the regions in which we provide them.

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

Crewing and CPH Contracts with the Italian Forest Service. We have provided crewing services on a multi-year basis to the Italian Forest Service in respect of four Aircraft we previously sold to the Italian Forest Service. We also provided maintenance and CPH for parts to this customer. Our contracts to provide services to the Italian Forest Service expired in June 2013. We have recently entered into a short term contract with the Italian Forest Service to provide crewing services for the 2013 fire season. As part of the new contract the Italian Forest Service has elected to purchase MRO parts directly from us in lieu of utilizing our CPH services for the 2013 fire season.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table presents our consolidated operating results for the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

(Dollars in thousands)	Three Months Ended June 30, 2013	% of Revenues	Three Months Ended June 30, 2012	% of Revenues	Change	% Change
Net revenues:
Government	$43,855	63.9	$18,283	48.3	$25,572	139.9
Commercial	24,735	36.1	19,594	51.7	5,141	26.2

Total revenues	68,590	100.0	37,877	100.0	30,713	81.1
Cost of revenues:
Government(1)	15,599	35.6	9,106	49.8	6,493	71.3
Commercial(1)	10,437	42.2	8,644	44.1	1,793	20.7
Non-allocated	25,064	36.5	9,807	25.9	15,257	155.6

Total cost of revenues	51,100	74.5	27,557	72.8	23,543	85.4
Gross profit
Government(1)	28,256	64.4	9,177	50.2	19,079	207.9
Commercial(1)	14,298	57.8	10,950	55.9	3,348	30.6
Non-allocated costs	(25,064)	(36.5)	(9,807)	(25.9)	(15,257)	(155.6)

Total gross profit	17,490	25.5	10,320	27.2	7,170	69.5

Operating expenses:
General and administrative	10,112	14.7	4,551	12.0	5,561	122.2
Research and development	1,005	1.5	1,476	3.9	(471)	(31.9)
Selling and marketing	1,476	2.2	1,220	3.2	256	21.0

Total operating expenses	12,593	18.4	7,247	19.1	5,346	73.8

Income (loss) from operations	4,897	7.1	3,073	8.1	1,824	59.4
Other income (expense), net
Interest expense, net	(6,495)	(9.5)	(1,748)	(4.6)	(4,747)	271.6
Loss on early extinguishment of debt	(215)	(0.3)	—	—	(215)	100.0
Other income (expense), net:	(1,015)	(1.5)	577	1.5	(1,592)	(275.9)

Total other income (expense)	(7,725)	(11.3)	(1,171)	(3.1)	(6,554)	559.7

Net income (loss) before income taxes and non-controlling interest	(2,828)	(4.1)	1,902	5.0	(4,730)	(248.7)
Income tax expense (benefit)	(1,031)	(1.5)	733	1.9	(1,764)	(240.7)

Net income (loss)	(1,797)	(2.6)	1,169	3.1	(2,966)	(253.7)
Less: Net (income) loss related to non-controlling interest	(155)	(0.2)	(52)	(0.1)	(103)	198.1

Net income (loss) attributable to Erickson Air-Crane Incorporated	(1,952)	(2.8)	1,117	2.9	(3,069)	(274.8)
Dividends on Redeemable Preferred Stock	—	—	286	0.8	(286)	(100.0)

Net income (loss) attributable to common stockholders	$(1,952)	(2.8)	$831	2.2	$(2,783)	(334.9)

(1)	Percentage of net revenues of segment.
(2)	We use the abbreviation “NM” throughout this Form 10-Q to refer to changes that are not meaningful.

Revenues

Consolidated revenues increased by $30.7 million, or 81.1%, to $68.6 million in the second quarter of 2013 from $37.9 million in the second quarter of 2012. The increase in revenues was attributable to a $25.6 million increase in Government revenues and a $5.1 million dollar increase in Commercial revenues compared to the second quarter of 2012.

(Dollars in thousands)	Three Months Ended June 30, 2013	% of Revenues	Three Months Ended June 30, 2012	% of Revenues	Change	% Change
Net revenues:
Government	$43,855	63.9	$18,283	48.3	$25,572	139.9
Commercial	24,735	36.1	19,594	51.7	5,141	26.2

Total revenues	$68,590	100.0	$37,877	100.0	$30,713	81.1

Government. Government revenues increased by $25.6 million, or 139.9%, to $43.9 million for the second quarter of 2013 from $18.3 million in the same period of 2012. This increase is primarily due to the acquisition of EHI and the introduction of defense and security contracts offset by a $2.5 million decrease in firefighting revenues compared to the second quarter of 2012.

Commercial. Commercial revenues increased by $5.1 million, or 26.2%, to $24.7 million for the second quarter of 2013 from $19.6 million in the same period of 2012. This increase is due to a $3.1 million increase in timber harvesting revenues primarily from a Canadian customer and a $2.0 million dollar increase in infrastructure construction revenues primarily from the addition of a second Aircrane compared to the second quarter of 2012.

The following are our revenues and revenue flight hours by type of service for the second quarter of 2013 and 2012:

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Change	% Change
Government revenues:
Firefighting	$10,862	$13,407	$(2,545)	(19.0)
Defense & security	28,767	—	28,767	100.0
Transport & other government related activities	4,226	4,876	(650)	(13.3)

Total Government revenues	$43,855	$18,283	$25,572	139.9

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Change	% Change
Commercial revenues:
Timber harvesting	$11,276	$8,218	$3,058	37.2
Infrastructure construction	12,071	10,065	2,006	19.9
Manufacturing / MRO	1,388	1,311	77	5.9

Total Commercial revenues	$24,735	$19,594	$5,141	26.2

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Change	% Change
Government revenue flight hours:
Firefighting	573	709	(136)	(19.2)
Defense & security	3,216	—	3,216	100.0
Transport & other government related activities	292	207	85	41.1

Total Government revenue flight hours	4,081	916	3,165	345.5

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Change	% Change
Commercial revenue flight hours:
Timber harvesting	1,616	1,203	413	34.3
Infrastructure construction	762	705	57	8.1
Other	—	78	(78)	(100.0)

Total Commercial revenue flight hours	2,378	1,986	392	19.7

Government Revenues

•

Firefighting revenues decreased by $2.5 million, or 19.0%, to $10.9 million in the second quarter of 2013 from $13.4 million in the second quarter of 2012. This decrease was primarily due to a decrease of 136 firefighting hours as compared to the second quarter of 2012. On a geographic basis, the decrease was primarily related to decreased activity in the U.S. as compared to the prior year.

•

Defense & security revenues increased by $28.8 million, or 100.0%, to $28.8 million in the second quarter of 2013 from zero for the second quarter of 2012. This increase is due to the acquisition of EHI on May 2, 2013.

•

Transport & other government related activities revenues decreased by $0.7 million, or 13.3%, to $4.2 million in the second quarter of 2013 from $4.9 million in the second quarter of 2012. This decrease primarily relates to the lower flight activity experienced leading up to the expiration of our Italian crewing services and CPH contracts that occurred in June of 2013.

Commercial Revenues

•

Timber harvesting revenues increased by $3.1 million, or 37.2%, to $11.3 million in the second quarter of 2013 from $8.2 million in the second quarter of 2012. This increase was primarily due to increased revenues of $2.8 million in North America and a $0.3 million increase in Malaysia as compared to the second quarter of 2012. The increase in North American revenues was primarily attributable to increased demand for Canadian lumber which we believe is attributable to the recent increase in US housing starts. During the second quarter of 2013 timber harvesting flight hours increased 413 hours or 34.3% as compared to the prior year second quarter.

•

Infrastructure construction revenues increased by $2.0 million, or 19.9%, to $12.1 million in the second quarter of 2013 from $10.1 million in the second quarter of 2012. This increase was primarily due to oil and gas infrastructure construction revenues in South America of $2.0 million, which included activity from the addition of a second customer in the first quarter of 2013.

•	Manufacturing / MRO revenues increased by $0.1 million, or 5.9%, to $1.4 million in the second quarter of 2013 from $1.3 million in the second quarter of 2012.

Cost of Revenue

Consolidated cost of revenue increased by $23.5 million, or 85.4%, to $51.1 million in the second quarter of 2013 from $27.6 million in the second quarter of 2012. The increase was attributable to an increase in Government, Commercial, and non-allocated cost of revenues of $6.5 million, $1.8 million, and $15.3 million, respectively.

(Dollars in thousands)	Three Months Ended June 30, 2013	% of Revenues	Three Months Ended June 30, 2012	% of Revenues	Change	% Change
Cost of revenue:
Government(1)	$15,599	35.6	$9,106	49.8	$6,493	71.3
Commercial(1)	10,437	42.2	8,644	44.1	1,793	20.7
Non-allocated	25,064	36.5	9,807	25.9	15,257	155.6

Total cost of revenue	$51,100	74.5	$27,557	72.8	$23,543	85.4

(1)	Percentage of net revenue of segment.

Government Cost of Revenues

Costs of revenues for our Government segment are primarily comprised of variable costs associated with firefighting, defense and security, and transport and other government related activities. For the second quarter of 2013 these costs were $15.6 million or 35.6% of revenues for the segment, as compared to $9.1 million or 49.8% of revenues for the segment for the second quarter of 2012. The increase of $6.5 million is primarily due to the addition of the defense and security work associated with the acquisition of EHI, partially offset by a decrease of $2.0 million of costs due to the lower firefighting revenues in the period and $1.7 million related to the decrease in flight hours under our Italian contract that resides in transport and other government related services.

Commercial Cost of Revenues

Costs of revenues for our Commercial segment are primarily comprised of variable costs associated with timber harvesting, infrastructure construction, and MRO/Manufacturing. For the second quarter of 2013 these costs were $10.4 million or 42.2% of revenues for the segment, as compared to $8.6 million or 44.1% of revenues for the segment for the second quarter of 2012. The increase of $1.8 million was primarily due to the increased flight activity for timber harvesting and infrastructure construction over the period.

Non-allocated Cost of Revenues

Non-allocated costs of revenues are primarily comprised of costs that are mostly fixed in nature and shared costs between the segments. These costs are primarily salaries and benefit costs of our pilots and field mechanics, depreciation and amortization costs related to the aircraft, aircraft lease costs, insurance costs and other similar type costs. For the second quarter of 2013 these costs were $25.1 million or 36.5% of total revenues, as compared to $9.8 million or 25.9% of total revenues for the second quarter of 2012. The increase is primarily driven by the increased costs associated with operating the EHI fleet.

Gross Profit

Consolidated gross profit increased by $7.2 million, or 69.5%, to $17.8 million in the second quarter of 2013 from $10.3 million in the second quarter of 2012. The increase was attributable to an increase in Government and Commercial gross profit of $19.1 and $3.3 million, respectively, partially offset by an increase in non-allocated costs of $15.3 million in the second quarter of 2013 compared to the second quarter of 2012.

(Dollars in thousands)	Three Months Ended June 30, 2013	% of Revenues	Three Months Ended June 30, 2012	% of Revenues	Change	% Change
Gross profit
Government(1)	$28,256	64.4	$9,177	50.2	$19,079	207.9
Commercial(1)	14,298	57.8	10,950	55.9	3,348	30.6
Non-allocated cost of revenues	(25,064)	(36.5)	(9,807)	(25.9)	(15,257)	(155.6)

Total gross profit	$17,490	25.5	$10,320	27.2	$7,170	69.5

(1)	Percentage of net revenue of segment.

Government. Government gross profit increased by $19.1 million, or 207.9% of revenues for the segment, to $28.3 million in the second quarter of 2013 from $9.2 million in the second quarter of 2012. Gross profit margin was 64.4% in the second quarter of 2013 compared to 50.2% in the second quarter of 2012. The increase in gross profit was primarily due to the flow through resulting from the increased revenues of $25.6 million in the second quarter of 2013 compared to the second quarter of 2012.

Commercial. Commercial gross profit increased by $3.3 million to $14.3 million in the second quarter of 2013 compared to $11.0 million in the second quarter of 2012. Gross profit margin of the segment was 57.8% in the second quarter of 2013 compared to 55.9% in the second quarter of 2012. The increase in gross profit was primarily due to the flow through resulting from the increase in revenues in timber harvesting of $3.1 million and a $2.0 million increase in infrastructure construction revenues as compared to the second quarter of 2012.

Non-allocated. Non-allocated costs for the second quarter of 2013 were $25.1 million as compared to $9.8 million in the second quarter of 2012. The increase was primarily due to the costs associated with EHI operating costs.

Operating Expenses

(Dollars in thousands)	Three Months Ended June 30, 2013	% of Revenues	Three Months Ended June 30, 2012	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$10,112	14.7	$4,551	12.0	$5,561	122.2
Research and development	1,005	1.5	1,476	3.9	(471)	(31.9)
Selling and marketing	1,476	2.2	1,220	3.2	256	21.0

Total operating expenses	12,593	18.4	7,247	19.1	5,346	73.8
Income (loss) from operations	$4,897	7.1	$3,073	8.1	$1,824	59.4

Operating expenses increased by $5.3 million, or 73.8%, to $12.6 million in the second quarter of 2013 from $7.2 million in the second quarter of 2012. The increase to general and administrative expenses was primarily due to the acquisition and integration costs of $4.0 million incurred in the quarter, coupled with the increased costs associated with operating EHI since the acquisition on May 2, 2013. Selling and marketing expenses increased $0.3 million, or 21.0%, to $1.5 million in the second quarter of 2013 from $1.2 million in the second quarter of 2012, primarily due to the addition of selling and marketing expenditures resulting from the acquisition of EHI. Research and development costs decreased to $1.0 million from $1.5 million in the second quarter of 2012, primarily due to the shift in timing of expenditures on major programs as compared to the prior year second quarter.

Other Income (Expense), Net

(Dollars in thousands)	Three Months Ended June 30, 2013	% of Revenues	Three Months Ended June 30, 2012	% of Revenues	Change	% Change
Other income (expense), net
Interest income (expense), net	$(6,495)	(9.5)	$(1,748)	(4.6)	$(4,747)	271.6
Other income (expense), net	(1,230)	(1.8)	577	1.5	(1,807)	NM

Total other income (expense), net	$(7,725)	(11.3)	$(1,171)	(3.1)	$(6,554)	NM

Total other income (expense), net increased by $6.6 million to $7.7 million in the second quarter of 2013 from $1.2 million during the second quarter of 2012. Interest income (expense), net increased by $4.7 million to $6.5 million in the second quarter of 2013, from $1.7 million in second quarter of 2012, primarily due to an increase of $153.4 million in our average outstanding borrowings for the six months ended June 30, 2013 compared to June 30, 2012, as a result of the Note offering.

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Change
Other income (expense), net
Unrealized foreign exchange gain (loss)	$(66)	$(349)	$283
Realized foreign exchange gain (loss)	(113)	352	(465)
Amortization of debt issuance costs	(465)	(271)	(194)
Interest income (expense) related to tax contingencies	(311)	—	(311)
Gain (loss) on disposal of equipment	21	—	21
Loss on early extinguishment of debt	(215)	—	(215)
Other income (expense), net	(81)	845	(926)

Other income (expense), net	$(1,230)	$577	$(1,807)

Other income (expense), net changed to an expense of $1.2 million from income of $0.6 million in the prior year second quarter, primarily due to the $0.8 million removal of the reserve on the receivable from the Canadian Revenue Agency (“CRA”) that occurred in the second quarter of 2012. Realized foreign exchange gain (loss) decreased to a loss of $0.1 million from a gain of $0.4 million in the prior year second quarter primarily due to movements in the exchange markets and their effect on the settlement of our payables and receivables that are not mitigated by a hedge contract. Interest expense related to tax contingencies increased $0.3 million, primarily associated with our uncertain tax positions related to the Philippines. We recorded a loss on early extinguishment of debt of $0.2 million related to our early extinguishment of our previous Revolving Line of Credit in the second quarter of 2013. Amortization of debt issuance costs increased $0.2 million due to the increased costs associated with our financing of the EHI acquisition and the new Revolving Credit Facility. Unrealized foreign exchange gain (loss) decreased to a loss of $0.1 million from a loss of $0.3 million in the prior year second quarter, primarily due to changes in the Australian dollar exchange rate and the corresponding effect on the Australian dollar hedge contract outstanding in the second quarter of 2013.

Income Tax Expense (Benefit)

(Dollars in thousands)	Three Months Ended June 30, 2013	% of Revenues	Three Months Ended June 30, 2012	% of Revenues	Change	% Change
Net income (loss) before income taxes and non-controlling interest	$(2,828)	(4.1)	$1,902	5.0	$(4,730)	(248.7)
Income tax expense (benefit)	(1,031)	(1.5)	733	1.9	(1,764)	(240.7)

Net income (loss)	$(1,797)	(2.6)	$1,169	3.1	$(2,966)	(253.7)

Income tax expense (benefit) changed by $1.8 million to a tax benefit of $1.0 million in the second quarter of 2013 from a $0.7 million tax expense in the second quarter of 2012. The increase in tax benefit was primarily driven by the net loss position in the second quarter of 2013 compared to the second quarter of 2012, which was largely driven by the increased interest expense noted above.

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Three Months Ended June 30, 2013	% of Revenues	Three Months Ended June 30, 2012	% of Revenues	Change	% Change
Net income (loss)	$(1,797)	(2.6)	$1,169	3.1	$(2,966)	(253.7)
Less: Net (income) loss related to non-controlling interest	(155)	(0.2)	(52)	(0.1)	(103)	198.1

Net income (loss) attributable to Erickson Air-Crane Incorporated	(1,952)	(2.8)	1,117	2.9	(3,069)	(274.8)
Dividends on Redeemable Preferred Stock	—	—	286	0.8	(286)	NM

Net income (loss) attributable to common stockholders	$(1,952)	(2.8)	$831	2.2	$(2,783)	(334.9)

Net income (loss) attributable to Erickson Air-Crane Incorporated decreased by $3.1 million to a $2.0 million net loss in the second quarter of 2013 from net income of $1.1 million in the second quarter of 2012, primarily due to the changes in revenues, expenses, and taxes discussed above. Net income (loss) attributable to common stockholders changed by $2.8 million to a net loss of $2.0 million in the second quarter of 2013 from net income of $0.8 million in the second quarter of 2012 after accounting for accrued dividends on our Redeemable Preferred Stock. Our Redeemable Preferred Stock was converted to common stock during our IPO in the first quarter of 2012.

Six Months Ended June 30, 2013 and 2012

The following table presents our consolidated operating results for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

(Dollars in thousands)	Six Months Ended June 30, 2013	% of Revenues	Six Months Ended June 30, 2012	% of Revenues	Change	% Change
Net revenues:
Government	$61,462	58.2	$30,524	46.6	$30,938	101.4
Commercial	44,068	41.8	34,962	53.4	9,106	26.0

Total revenues	105,530	100.0	65,486	100.0	40,044	61.1
Cost of revenues:
Government(1)	22,131	36.0	13,902	45.5	8,229	59.2
Commercial(1)	19,058	43.2	15,506	44.4	3,552	22.9
Non-allocated	37,578	35.6	21,718	33.2	15,860	73.0

Total cost of revenues	78,767	74.6	51,126	78.1	27,641	54.1
Gross profit
Government(1)	39,331	64.0	16,622	54.5	22,709	136.6
Commercial(1)	25,010	56.8	19,456	55.6	5,554	28.5
Non-allocated	(37,578)	(35.6)	(21,718)	(33.2)	(15,860)	73.0

Total gross profit	26,763	25.4	14,360	21.9	12,403	86.4
Operating expenses:
General and administrative	16,423	15.6	7,431	11.3	8.992	121.0
Research and development	1,918	1.8	2,430	3.7	(512)	(21.1)
Selling and marketing	3,865	3.7	3,081	4.7	784	25.4
Restructuring charges	—	—	—	—	—	—

Total operating expenses	22,206	21.0	12,942	19.8	9,264	71.6
Income (loss) from operations	4,557	4.3	1,418	2.2	3,139	221.4
Other income (expense), net:
Interest expense, net	(7,851)	(7.4)	(4,013)	(6.1)	(3,838)	95.6
Loss on early extinguishment of debt	(215)	(0.2)	—	—	(215)	NM
Other income (expense), net:	(1,449)	(1.4)	720	1.1	(2,169)	(301.3)

Total other income (expense)	(9,515)	(9.0)	(3,293)	(5.0)	(6,222)	188.9
Net income (loss) before income taxes and non-controlling interest	(4,958)	(4.7)	(1,875)	(2.9)	(3,083)	164.4
Income tax expense (benefit)	(2,167)	(2.1)	(734)	(1.1)	(1,433)	195.2

Net income (loss)	(2,791)	(2.6)	(1,141)	(1.7)	(1,650)	144.6
Less: Net (income) loss related to non-controlling interest	(378)	(0.4)	(237)	(0.4)	(141)	59.5

Net income (loss) attributable to Erickson Air-Crane Incorporated	(3,169)	(3.0)	(1,378)	(2.1)	(1,791)	130.0
Dividends on Redeemable Preferred Stock	—	—	2,794	4.3	(2,794)	(100.0)

Net income (loss) attributable to common stockholders	(3,169)	(3.0)	(4,172)	(6.4)	1,003	(24.0)

(1)	Percentage of net revenues of segment.
(2)	We use the abbreviation “NM” to refer to changes that are not meaningful.

Revenues

Consolidated revenues increased by $40.0 million, or 61.1%, to $105.5 million in the six months ended June 30, 2013 from $65.5 million for the same period of 2012. The increase in revenues was attributable to a $30.9 million increase in Government revenues and a $9.1 million increase in Commercial revenues compared to the 2012 period.

(Dollars in thousands)	Six Months Ended June 30, 2013	% of Revenues	Six Months Ended June 30, 2012	% of Revenues	Change	% Change
Net revenues:
Government	$61,462	58.2	$30,524	46.6	$30,938	101.4
Commercial	44,068	41.8	34,962	53.4	9,106	26.0

Total revenues	$105,530	100.0	$65,486	100.0	$40,044	61.1

Government. Government revenues increased by $30.9 million, or 101.4%, to $61.5 million in the six months ended June 30, 2013 from $30.5 million in the six months ended June 30, 2012. This increase is primarily due to the acquisition of EHI, including an increase in firefighting of $4.5 million as compared to the six months ended June 30, 2012.

Commercial. Commercial revenues increased by $9.1 million, or 26.0%, to $44.1 million in the six months ended June 30, 2013 from $35.0 million in the same period of 2012. This increase is primarily due to a $3.4 million increase in timber harvesting revenues primarily related to increased production in Canada and a $5.3 million increase in infrastructure construction revenues compared to the six months ended June 30, 2012, primarily related to increased revenues from our South America customers.

The following are our revenues and revenue flight hours by type of service for the six months ended June 30, 2013 and 2012:

(Dollars in thousands)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Change	% Change
Government revenues:
Firefighting	$25,417	$20,948	$4,469	21.3
Defense & security	28,767	—	28,767	100.0
Transport & other government related services	7,278	9,576	(2,298)	(24.0)

Total Government revenues	$61,462	$30,524	$30,938	101.4

(Dollars in thousands)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Change	% Change
Commercial revenues:
Timber harvesting	$17,500	$14,057	$3,443	24.5
Infrastructure construction	23,535	18,205	5,330	29.3
Manufacturing / MRO	3,033	2,700	333	12.3

Total Commercial revenues	$44,068	$34,962	$9,106	26.0

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Change	% Change
Government revenue flight hours:
Firefighting	1,051	784	267	34.1
Defense & security	3,216	—	3,216	100.0
Transport & other government related services	315	401	(86)	(21.4)

Total Government revenue flight hours	4,582	1,185	3,397	286.8

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Change	% Change
Commercial revenue flight hours:
Timber harvesting	2,472	1,890	582	30.8
Infrastructure construction	1,564	1,230	334	27.2
Other	—	162	(162)	(100.0)

Total Commercial revenue flight hours	4,036	3,282	754	23.0

Government Revenues

•

Firefighting revenues increased by $4.5 million, or 21.3%, to $25.4 million in the six months ended June 30, 2013 from $20.9 million during the same period in 2012. This increase was primarily due to an increase in firefighting revenues in Australia, partially offset by a decrease in firefighting activity in the U.S. Our firefighting flight hour activity increased 267 hours for the first six months of 2013 as compared to the first six months of 2012.

•

Defense & security revenues increased by $28.8 million, or 100.0%, to $28.8 million for the six months ended June 30, 2013 from zero during the same period in 2012. This increase is due to the acquisition of EHI.

•

Transport & other government related services revenues decreased by $2.3 million, or 24.0%, to $7.3 million in the six months ended June 30, 2013 from $9.6 million during the same period in 2012. This decrease is primarily related to lower flight activity in anticipation of the contract expiration for Italian crewing and CPH contracts in June of 2013.

Commercial Revenues

•

Timber harvesting revenues increased by $3.4 million, or 24.5%, to $17.5 million in the six months ended June 30, 2013 from $14.1 million during the same period of 2012. This increase was primarily due to increased revenues of $4.6 million in Canadian timber harvesting for the six months ended June 30, 2013, partially offset by a $1.1 million decrease in Malaysian timber harvesting as compared to the six months ended June 30, 2012. The increase in North American revenues was primarily attributable to the increased demand for Canadian lumber which we believe is attributable to the recent increase in US housing starts. During the six months ended June 30, 2013, timber harvesting flight hours increased 582 hours, or 30.8%, as compared to the prior year period.

•

Infrastructure construction revenues increased by $5.3 million, or 29.3%, to $23.5 million in the six months ended June 30, 2013 from $18.2 million during the same period of 2012. This increase was primarily due to the revenues from a new South American oil and gas customer in Peru, and increased infrastructure construction revenues in the United States, Canada and Italy.

•	Manufacturing / MRO revenues increased by $0.3 million, or 12.3%, to $3.0 million in the six months ended June 30, 2013 from $2.7 million during the same period in 2012.

Cost of Revenue

Consolidated cost of revenue increased by $27.6 million, or 54.1%, to $78.8 million for the six months ended June 30, 2013 from $51.1 million for the six months ended June 30, 2012. The increase was primarily attributable to an increase in non-allocated costs of $15.9 million and an increase of $8.2 million in Government costs for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

(Dollars in thousands)	Six Months Ended June 30, 2013	% of Revenues	Six Months Ended June 30, 2012	% of Revenues	Change	% Change
Cost of revenue:
Government(1)	$22,131	36.0	$13,902	45.5	$8,229	59.2
Commercial(1)	19,058	43.2	15,506	44.4	3,552	22.9
Non-allocated	37,578	35.6	21,718	33.2	15,860	73.0

Total cost of revenue	$78,767	74.6	$51,126	78.1	$27,641	54.1

(1)	Percentage of net revenue of segment.

Government Cost of Revenues

Costs of revenues for our Government segment are primarily comprised of variable costs associated with firefighting, defense and security, and transport and other government related activities. For the six months ended June 30, 2013 these costs were $22.1 million or 36.0% of revenues for the segment, as compared to $13.9 million or 45.5% for the six months ended June 30, 2012. The increase of $8.2 million is primarily due to the addition of the defense and security work associated with the acquisition of EHI, coupled with an increase of $0.9 million of costs due to the increase firefighting revenues, partially offset by a decrease of $2.9 million related to the decrease in flight hours under our Italian contracts for crewing and CPH services that resides in transport and other government related services.

Commercial Cost of Revenues

Costs of revenues for our Commercial segment are primarily comprised of variable costs associated with timber harvesting, infrastructure construction, and MRO/Manufacturing. For the six months ended June 30, 2013 these costs were $19.1 million or 43.2% of revenues for the segment, as compared to $15.5 million or 44.4% for the six months ended June 30, 2012. The increase of $3.6 million was primarily due to the increased flight activity for timber harvesting and infrastructure construction over the period.

Non-allocated Cost of Revenues

Non-allocated costs of revenues are primarily comprised of costs that are mostly fixed and semi-fixed in nature and do not make practical sense to allocate to the segments. These costs are primarily salaries and benefit costs of our pilots and field mechanics, depreciation and amortization costs related to the aircraft, aircraft lease costs, insurance costs and other similar type costs. Under our previous segment reporting these costs would have been primarily included in the aerial services segment; however now that the aerial operations are divided into two reportable segments, these costs are stated separately. For the six months ended June 30, 2013 these costs were $37.6 million or 35.6%, as compared to $21.7 million or 33.2% for the six months ended June 30, 2012. The increase is primarily driven by the increased costs associated with operating the EHI fleet and pilot training.

Gross Profit

Consolidated gross profit increased by $12.4 million to $26.8 million in the six months ended June 30, 2013 from $14.4 million during the same period of 2012. The increase was attributable to an increase in Government and Commercial revenues of $30.9 and $9.1 million, respectively, which was partially offset by an increase in non-allocated costs of $15.9 million for the six months ended June 30, 2013, compared to the same period in 2012.

(Dollars in thousands)	Six Months Ended June 30, 2013	% of Revenues	Six Months Ended June 30, 2012	% of Revenues	Change	% Change
Gross profit
Government(1)	$39,331	64.0	$16,622	54.5	$22,709	136.6
Commercial(1)	25,010	56.8	19,456	55.6	5,554	28.5
Non-allocated costs	(37,578)	(35.6)	(21,718)	(33.2)	(15,860)	73.0

Total gross profit	$26,763	25.4	$14,360	21.9	$12,403	86.4

(1)	Percentage of net revenue of segment.

Government. Government gross profit increased by $22.7 million to $39.3 million in the six months ended June 30, 2013 from $16.6 million during the same period of 2012. Gross profit margin was 64.0% of the revenues for the segment in the six months ended June 30, 2013 compared to 54.5% during the same period of 2012. The flow through on the revenue increase of $30.9 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was the primary reason for the gross profit improvement.

Commercial. Commercial gross profit increased by $5.6 million to $25.0 million in the six months ended June 30, 2013 compared to $19.5 million during the six months ended June 30, 2012. Gross profit margin was 56.8% of the revenues for the segment in the six months ended June 30, 2013 compared to 55.6% during the six month ended June 30, 2012. The flow through on the revenue increase of $9.1 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was the primary reason for the gross profit improvement.

Operating Expenses

(Dollars in thousands)	Six Months Ended June 30, 2013	% of Revenues	Six Months Ended June 30, 2012	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$16,423	15.6	$7,431	11.3	$8,992	121.0
Research and development	1,918	1.8	2,430	3.7	(512)	(21.1)
Selling and marketing	3,865	3.7	3,081	4.7	784	25.4

Total operating expenses	22,206	21.0	12,942	19.8	9,264	71.6

Income (loss) from operations	$4,557	4.3	$1,418	2.2	$3,139	221.4

Operating expenses increased by $9.3 million, or 71.6%, to $22.2 million in the six months ended June 30, 2013 from $12.9 million during the six months ended June 30, 2012. The change in general and administrative expenses was primarily due to increased acquisitions costs of $6.2 million for the six months ended June 30, 2013 as well as the additional cost associated with operating EHI since their acquisition on May 2, 2013 as compared to the six months ended June 30, 2012. The decrease of $0.5 million in research and development expense was primarily due to the timing of spending on main rotor blade development and other engineering projects as compared to the six months ended June 30, 2012. The increase of $0.8 million in selling and marketing expense was primarily due the additional selling and marketing costs for EHI, coupled with an increase in overall headcount in the selling and marketing group, as compared to the six months ended June 30, 2012.

Other Income (Expense), Net

(Dollars in thousands)	Six Months Ended June 30, 2013	% of Revenues	Six Months Ended June 30, 2012	% of Revenues	Change	% Change
Other income (expense), net
Interest expense, net	$(7,851)	(7.4)	$(4,013)	(6.1)	$(3,838)	95.6
Other income (expense), net	(1,664)	(1.6)	720	1.1	(2,384)	331.1

Total other income (expense), net	$(9,515)	(9.0)	$(3,293)	(5.0)	$(6,222)	188.9

Total other income (expense), net increased by $6.2 million or 188.9% to $9.5 million of expense in the six months ended June 30, 2013 from $3.3 million of expense during the same period of 2012. Interest expense, net increased by $3.8 million, to $7.9 million in the six months ended June 30, 2013, from $4.0 million during the same period of 2012. This change is due to an increase in our average outstanding borrowings.

(Dollars in thousands)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Change
Other income (expense), net
Unrealized foreign exchange gain (loss)	$140	$41	$99
Realized foreign exchange gain (loss)	(150)	315	(465)
Amortization of debt issuance costs	(787)	(554)	(233)
Interest income (expense) related to tax contingencies	(311)	—	(311)
Gain (loss) on disposal of equipment	21	—	21
Loss on early extinguishment of debt	(215)	—	(215)
Other income (expense), net	(362)	918	(1,280)

Other income (expense), net	$(1,664)	$720	$(2,384)

Other income (expense), net decreased to an expense of $1.7 million for the six months ended June 30, 2013, from income of $0.7 million in the six months ended June 30, 2012, primarily due to the $0.8 million removal of the reserve on the receivable from the CRA that occurred in the second quarter of 2012, coupled with an increase in penalties associated with the uncertain tax positions for Greece and the Philippines. Realized foreign exchange gain (loss) decreased to a loss of $0.2 million for the six months ended June 30, 2013 from a gain of $0.3 million in the six months ended June 30, 2012 quarter primarily due to movements in the exchange markets and their effect on the settlement of our payables and receivables that are not mitigated by a hedge contract. Interest expense related to tax contingencies increased $0.3 million, primarily associated with our uncertain tax position related to the Philippines. We recorded a loss on early extinguishment of debt of $0.2 million related to our early extinguishment of our previous Revolving Line of Credit in the second quarter of 2013. Amortization of debt issuance costs increased $0.2 million due to the increased costs associated with our financing of the EHI acquisition and the new Revolving Credit Facility.

Income Tax Expense (Benefit)

(Dollars in thousands)	Six Months Ended June 30, 2013	% of Revenues	Six Months Ended June 30, 2012	% of Revenues	Change	% Change
Net income (loss) before income taxes and non-controlling interest	$(4,958)	(4.7)	$(1,875)	(2.9)	$(3,083)	164.4
Income tax expense (benefit)	(2,167)	(2.1)	(734)	(1.1)	(1,433)	195.2

Net income (loss)	$(2,791)	(2.6)	$(1,141)	(1.7)	$(1,650)	144.6

Income tax expense (benefit) increased by $1.4 million to a $2.2 million benefit in the six months ended June 30, of 2013 from a $0.7 million benefit during the same period of 2012. The change was due to a larger overall net loss position for the six months ended June 30, 2013 compared to the same period during 2012.

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Six Months Ended June 30, 2013	% of Revenues	Six Months Ended June 30, 2012	% of Revenues	Change	% Change
Net income (loss)	$(2,791)	(2.6)	$(1,141)	(1.7)	$(1,650)	144.6
Less: Net (income) loss related to non-controlling interest	(378)	(0.4)	(237)	(0.4)	(141)	(59.5)

Net income (loss) attributable to Erickson Air-Crane Incorporated	(3,169)	(3.0)	(1,378)	(2.1)	(1,791)	130.0
Dividends on Redeemable Preferred Stock	—	—	2,794	4.3	(2,794)	(100.0)

Net income (loss) attributable to common stockholders	$(3,169)	(3.0)	$(4,172)	(6.4)	$1,003	(24.0)

Net income (loss) attributable to Erickson Air-Crane Incorporated changed by $1.8 million to a $3.2 million net loss in the six months ended June 30, 2013 compared to a $1.4 million net loss during the same period of 2012, due to the changes in revenues, expenses, and taxes discussed above. Net income (loss) attributable to common stockholders changed by $1.0 million to a net loss of $3.2 million in the six months ended June 30, 2013 from a net loss of $4.2 million during the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are current balances of cash and cash equivalents, cash flows from operations and borrowings available under our Revolving Credit Facility. Our primary cash needs are capital expenditures, debt service payments and funding working capital requirements. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions or used to pay down the Revolving Credit Facility.

We have a concentration of large customers, several of which are U.S. and foreign government agencies or entities, and our cash flows depend on being able to collect our receivables from them. If, in the future, we cannot generate sufficient cash from operations to comply with our debt service obligations, we will need to refinance such debt obligations, obtain additional financing, or sell assets. We cannot assure you that our business will generate cash from operations, or that we will be able to obtain financing from other sources, sufficient to satisfy our debt service or other requirements. We believe that our cash from operations and borrowings available to us under our Revolving Credit Facility will be adequate to meet our liquidity needs, capital expenditure requirements and debt service payments for at least the next 12 months. Our Revolving Credit Facility has a maturity date of May 1, 2018.

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

As part of our business strategy, we may acquire businesses or specific assets or engage in other strategic transactions. However, our cash from operations and borrowings available under our existing Revolving Credit Facility may not be sufficient to fund any acquisitions or strategic transactions we choose to make. As a result, in the event we engage in any acquisitions or strategic transactions we may need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.

Three Months Ended June 30, 2013 Compared to 2012

The following chart is a condensed presentation of our statement of cash flows for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Change
Net cash provided by (used in) operating activities	$(37,368)	$1,725	$(39,093)
Net cash provided by (used in) investing activities	(270,271)	(6,615)	(263,656)
Net cash provided by (used in) financing activities	312,154	5,307	306,847
Foreign-currency effect on cash and cash equivalents	(16)	(38)	22

Net increase (decrease) in cash and cash equivalents	4,499	379	4,120
Cash and cash equivalents at beginning of period	1,322	1,429	(107)

Cash and cash equivalents at the end of period	$5,821	$1,808	$4,013

Sources and Uses of Cash

At June 30, 2013, we had cash and cash equivalents of $5.8 million compared to $1.3 million at March 31, 2013. At June 30, 2013, we had restricted cash of $48.7 million compared to $3.7 million at March 31, 2013. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure certain performance and bid bonds on certain contracts and includes $46.0 million (the “Escrowed Amount”), of the proceeds of the Notes, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, placed into an escrow account to be used to consummate the Air Amazonia acquisition.

Net cash provided by (used in) operating activities. For the three months ended June 30, 2013, net cash provided by operating activities before the change in operating assets and liabilities was $6.1 million, which included a net loss of $1.8 million coupled with non-cash adjustments reconciling net income to net cash provided by operating activities of $7.9 million (depreciation and amortization of $8.5 million, non-cash interest on debt of $0.5 million, amortization of debt issuance costs of $0.5 million, non-cash interest on tax contingencies of $0.3 million, $0.2 million in stock based compensation, and a $0.2 million write-off of debt issuance costs related to the early termination of debt, partially offset by a net decrease of $2.3 million in the deferred income taxes net liability position). The change in operating assets and liabilities was a $43.5 million use of cash consisting primarily of the following: a $25.2 million decrease in accounts payable (primarily attributable to the payment of EHI outstanding payables upon acquisition), a $11.5 million increase in aircraft and support parts, net (primarily attributable to increases in inventory levels in preparation for the active fire season), a $7.4 million increase in accounts receivable (primarily attributable to increased revenues), a $2.7 million increase in other noncurrent assets, and a $0.5 million increase to income tax receivable partially offset by a $1.6 million increase in other long-term liabilities (primarily related to penalties on uncertain tax positions), a $1.3 million increase in accrued and other current liabilities, and a $0.8 million decrease in income tax payable. As a result of these factors, we used $37.4 million of cash in operating activities in the three months ended June 30, 2013.

For the three months ended June 30, 2012, net cash provided by operating activities before the change in operating assets and liabilities was $9.0 million, which included net income of $1.2 million coupled with non-cash adjustments reconciling net income to net cash provided by operating activities of $7.8 million (depreciation and amortization of $5.3 million, stock based compensation of $1.3 million, non-cash interest on debt of $0.7 million, amortization of debt issuance costs of $0.3 million, and a net increase of $0.2 million in the deferred income taxes net liability position ). The change in operating assets and liabilities was a use of $7.2 million consisting of the following: a $5.6 million decrease in accounts payable (primarily related to repayment of Italian advances and payment of IPO related payables), a $1.8 million increase in accounts receivable (primarily attributable to increased receivables for U.S. Forest Service (“USFS”) and the NATO Maintenance and Supply Agency (“NAMSA”), a $1.7 million decrease in accrued and other current liabilities (primarily attributable to repayment of an Italian advance and a decrease in accrued warranty costs), an increase in aircraft support parts, net of $0.7 million, a $0.3 million increase in income tax receivable and a $0.3 million decrease in other long-term liabilities, partially offset by a $2.6 million decrease in prepaid expenses and other (primarily related to the movement of deferred IPO costs), and a $0.4 million increase in income tax payable. As a result of these factors, we provided $1.7 million of cash from operating activities in the three months ended June 30, 2012.

Net cash provided by (used in) investing activities. Net cash used in investing activities was $270.3 million for the three months ended June 30, 2013 compared to net cash used in investing activities of $6.6 million for the three months ended June 30, 2012. This use of cash relates primarily to the acquisition of EHI with total cash consideration transferred, net of cash received, of $208.9 million and the change in restricted cash of $45.0 primarily related to the additional $46.0 million of restricted cash placed into escrow to be used to consummate the Air Amazonia acquisition in the three months ended June 30, 2013. We used net cash of $16.1 million, including $10.1 for the purchase of aircraft and $6.0 for routine capital expenditures and aircraft deferred overhauls. In the three months ended June 30, 2012, we used net cash of $6.7 million for routine capital expenditures and aircraft deferred overhauls.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $312.2 million for the three months ended June 30, 2013 compared to $5.3 million provided for the three months ended June 30, 2012. In the three months ended June 30, 2013, net cash provided by financing activities of

$400.0 million was borrowings of the Notes, partially offset by a use of $45.9 million for net repayments on revolving credit facilities (Revolving Line of Credit, Revolving Credit Facility, and Term Debt), a $13.8 million use for debt issuance costs related to our Revolving Credit Facility, and a $27.6 million use for repayments of the 2015 and 2016 Subordinated Notes. In the three months ended June 30, 2012, net cash provided by financing activities of $5.3 million was provided by net borrowings of long-term debt of $26.1 million and proceeds from our issuance of common stock of $31.5 million.

Six Months Ended June 30, 2013 and 2012

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Change
Net cash provided by (used in) operating activities	$(38,047)	$2,256	$(40,303)
Net cash provided by (used in) investing activities	(278,890)	(11,066)	(267,824)
Net cash provided by (used in) financing activities	321,275	10,384	310,891
Foreign-currency effect on cash and cash equivalents	15	(34)	49

Net increase (decrease) in cash and cash equivalents	4,353	1,540	2,813
Cash and cash equivalents at beginning of period	1,468	268	1,200

Cash and cash equivalents at the end of period	$5,821	$1,808	$4,013

Sources and Uses of Cash

Net cash provided by (used in) operating activities. For the six months ended June 30, 2013, net cash provided by operating activities before the change in operating assets and liabilities was $10.1 million, which included a net loss of $2.8 million offset by non-cash adjustments reconciling net loss to net cash provided by operating activities of $12.9 million (depreciation of $13.9 million, non-cash interest on subordinated notes of $1.2 million, amortization of debt issuance costs of $0.8 million, stock based compensation of $0.4 million, non-cash interest on tax contingencies of $0.3 million, and a $0.2 million write-off of debt issuance costs related to the early termination of debt, partially offset by a $3.8 million decrease in deferred income taxes). The change in operating assets and liabilities was a $48.2 million use consisting of the following: a $25.5 million decrease in accounts payable (primarily related to repayment of EHI related payables), a $13.7 million increase in accounts receivable (primarily attributable to increased revenues), a $13.2 million increase in aircraft support parts, net (primarily attributable to increases in inventory levels in preparation for the active fire season), a $2.7 million increase in other non-current assets, a $1.6 million increase in prepaid and other expenses, and a $0.3 million increase in income taxes receivable, partially offset by, a $6.0 million increase in accrued and other current liabilities, a $1.5 million increase in other long-term liabilities, and a $1.2 million increase in income tax payable. As a result of these factors, we used $38.0 million of cash in operating activities in the six months ended June 30, 2013.

For the six months ended June 30, 2012, net cash provided by operating activities before the change in operating assets and liabilities was $9.8 million, which included net loss of $1.1 million offset by non-cash adjustments reconciling net loss to net cash provided by operating activities of $10.9 million (depreciation and amortization of $8.7 million, non-cash interest on debt of $1.9 million, stock based compensation of $1.3 million, and amortization of debt issuance costs of $0.6 million, partially offset by a $1.5 million decrease in deferred income taxes). The change in operating assets and liabilities was a $7.6 million use consisting of the following: a $3.7 million increase in accounts receivable (primarily attributable to increased receivables for USFS and NAMSA, partially offset by collections from an Italian customer), a $3.6 million increase in aircraft support parts, net, a $2.4 million decrease in accounts payable (primarily related to repayment of Italian advances and payment of IPO related payables), a $0.7 million decrease in other long-term liabilities, and a $0.5 million increase in income taxes receivable, partially offset by, a $1.6 million increase in accrued and other current liabilities, a $1.0 million increase in income tax payable, and a $0.8 million decrease in prepaid expenses and other. As a result of these factors, we provided $2.3 million of cash in operating activities in the six months ended June 30, 2012.

Net cash provided by (used in) investing activities. Net cash used in investing activities was $278.9 million for the six months ended June 30, 2013 compared to net cash used in investing activities of $11.1 million for the six months ended June 30, 2012. This use of cash relates primarily to the acquisition of EHI with total cash consideration transferred, net of cash received, of $208.9 million, and the change in restricted cash of $45.0 primarily related to the additional $46.0 million of restricted cash placed into escrow to be used to consummate the Air Amazonia acquisition in the three months ended June 30, 2013. In the six months ended June 30, 2013, we used net cash of $24.6 million including $10.1 for the purchase of aircraft and $14.5 for routine capital expenditures and aircraft deferred overhauls. In the six months ended June 30, 2012, we used net cash of $11.3 million for the routine capital expenditures and deferred overhauls.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $321.3 million for the six months ended June 30, 2013 compared to $10.4 for the six months ended June 30, 2012. In the six months ended June 30, 2013, net cash provided by financing activities of $400.0 million was borrowings of the Notes, partially offset by a use of $36.6 million for net repayments on revolving credit facilities (Revolving Line of Credit, Revolving Credit Facility, and Term Debt), a $14.0 million used for debt issuance costs related to our Revolving Credit Facility, and a $27.6 million use for repayments of the 2015 and 2016 Subordinated Notes. In the six months ended June 30, 2012, net cash provided by financing activities of $31.5 million was provided by proceeds from the issuance of common stock at our IPO, partially offset by net cash used by financing activities of $21.1 million from net payments of long-term debt.

Description of Indebtedness

Notes Offering

On May 2, 2013, we closed our $400.0 million aggregate principal note offering of 8.25% Notes. The Notes are guaranteed by certain of our existing and future domestic subsidiaries.

We used the net proceeds of the offering to (i) finance a portion of the purchase price for the EHI acquisition, (ii) refinance our 2015 Subordinated Notes and 2016 Subordinated Notes, (iii) refinance our prior senior secured asset-based revolving credit facility, comprised of the Term Debt and Revolving Line of Credit, (iv) pay related fees and expenses and (v) record the remaining cash to the balance sheet. A total of $46.0 million of the net proceeds was held in escrow to be used toward the proposed acquisition of Air Amazonia, the aerial services business of HRT. The Notes mature on May 1, 2020 and accrue interest payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2013. We may redeem the Notes, in whole or in part, at any time on or after May 1, 2016 at certain redemption prices. In addition, until May 1, 2016, we may redeem up to 35% of the outstanding Notes with the net proceeds we raise in one or more equity offerings. We may also redeem up to 5% of the aggregate principal amount of the Notes in any twelve-month period prior to May 1, 2016 (commencing with the 12-month period beginning on May 1, 2013) at a price equal to 103% of the aggregate principal amount thereof plus accrued and unpaid interest thereon. In addition, we may redeem any of the Notes at any time prior to May 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest, if any. If we undergo a change in control, we will be required to offer to purchase the Notes from the holders at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.

The indenture under which the Notes were issued, among other things, limits our ability and the ability of our restricted subsidiaries to: (i) pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; (ii) incur additional debt or issue certain disqualified stock and preferred stock; (iii) incur liens on assets; (iv) merge or consolidate with another company or sell all or substantially all assets; (v) enter into transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of the guarantors to pay dividends or make other payments to the us.

On May 2, 2013, we deposited $46.0 million (the “Escrowed Amount”), of the proceeds of the Notes, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, into an escrow account to be used to consummate the Air Amazonia acquisition. Pursuant to the terms of the Notes, these proceeds of the offering were not released from escrow to consummate the Air Amazonia acquisition before July 31, 2013, and as a result, an aggregate principal amount of Notes equal to $45.0 million were redeemed, on a pro rata basis, on August 5, 2013 pursuant to a special mandatory redemption at a price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but not including August 5, 2013. We currently expect to fund the purchase price of the Air Amazonia Acquisition with our Revolving Credit Facility.

The Notes are secured by second-position liens, subject to certain exceptions and permitted liens, on substantially all of our and the guarantors’ existing and future assets that secure our new Revolving Credit Facility.

The interest rate on the Notes is fixed at 8.25%. The outstanding balance under the Notes at June 30, 2013 was $400.0 million.

Revolving Credit Facility

On May 2, 2013, we entered into the Revolving Credit Facility, providing a new $100.0 million, five-year revolving credit facility with a group of financial institutions led by Wells Fargo Bank N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA. On June 14th, 2013, the revolver was amended, and increased the maximum aggregate amount that we can borrow under the Revolving Credit Facility at any one time from $100.0 million to $125.0 million. The interest rate under the credit agreement is 325-450 basis points over LIBOR depending on our senior leverage ratio. The proceeds under the credit agreement are primarily used for general corporate purposes and we intend to use a portion of the proceeds to fund the purchase price of the Air Amazonia acquisition.

We and each of our current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the Revolving Credit Facility on a senior secured first lien basis.

The Revolving Credit Facility contains certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if our average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is greater than $15.0 million or 1.05:1.00 if our average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is less than or equal to $15.0 million and an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions.

The Revolving Credit Facility includes mandatory prepayment requirements for certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that we receive as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at June 30, 2013 was $34.9 million. The weighted average interest rate for borrowings under the Revolving Credit Facility from May 2, 2013 through the three months and six months ended June 30, 2013 was 5.59%. The interest rate at June 30, 2013 was 5.41%. As of June 30, 2013 we had $4.6 million in outstanding standby letters of credit under the Revolving Credit Facility and maximum borrowing availability was $85.5 million.

2020 Subordinated Notes

Pursuant to the terms of the EHI stock purchase agreement, the consideration included $17.5 million of our subordinated notes. The subordinated notes accrue interest at a fixed rate of 6.0% per annum, mature on November 2, 2020, and may be prepaid at our option. Upon an event of default under the subordinated notes, the interest rate will increase to 8.0% per annum until the event of default is cured. We have agreed to pay, in cash, quarterly installments of interest only (in arrears) until March 31, 2015, after which date we have agreed to pay, in addition to such interest, on a quarterly basis $1.0 million in principal. Upon any refinancing of the Notes or the Revolving Credit Facility the principal amount of the subordinated notes with all accrued interest thereon will become due and payable. Upon a change of control, the principal amount together with all accrued interest shall forthwith be due and payable. Until the principal amount of the subordinated notes together with all accrued interest thereon has been paid in full, we and our subsidiaries may not declare or pay any dividend, make any payment on account of, or take certain other actions in respect of any of our or our subsidiaries’ equity interests, subject to certain exceptions.

For purchase price accounting of the EHI acquisition, the fair value of the promissory notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. The outstanding balance under the 2020 Subordinated Notes at June 30, 2013 was $16.0 million, comprised of the $15.9 million fair value and $0.1 million of amortization of the discount on debt for the three months and six months ended June 30, 2013. The weighted average interest rate for borrowings under the 2020 Subordinated Notes from May 2, 2013 through the three months and six months ended June 30, 2013 was fixed at 9.00%

Term Debt and Revolving Line of Credit

At the end of June 2010, we entered into a credit agreement with a bank syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”), which consisted of up to $132.5 million in senior secured asset-based revolving credit facilities, including a $65.0 million term loan facility (“Term Debt”) and a revolving credit facility (“Revolving Line of Credit”) of up to $67.5 million. In connection with the $400.0 million Notes and our Revolving Credit Facility, all of the senior secured asset-based revolving credit facilities, comprised of the Term Debt and Revolving Line of Credit, were paid in full to Wells Fargo and were discontinued on May 2, 2013.

The $67.5 million Revolving Line of Credit had a $30.0 million sublimit for issuance of letters of credit and a $10.0 million sublimit for swingline loans.

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

The outstanding balance under the Revolving Line of Credit at December 31, 2012, excluding letters of credit, was $22.5 million.

The weighted average interest rate for borrowings under the Revolving Line of Credit facility, terminated on May 2, 2013, for the three months ended June 30, 2013 and June 30, 2012 was 4.22% and 3.82%, respectively. The weighted average interest rate for borrowings under the Revolving Line of Credit for the six months ended June 30, 2013 and June 30, 2012 was 3.91% and 3.93%, respectively. The interest rate at December 31, 2012 was 3.75%. Maximum borrowing availability was $43.0 million as of December 31, 2012. We had $2.0 million of outstanding standby letters of credit issued under the Revolving Line of Credit as of December 31, 2012. In connection with the consummation of the Revolving Credit Facility, all standby letters of credit were transferred to the Revolving Credit Facility on May 2, 2013.

The weighted average interest rate for the Term Debt borrowings, terminated on May 2, 2013, for the three months ended June 30, 2013 and June 30, 2012 was 3.13% and 3.27%, respectively. The weighted average interest rate for the term loan borrowings for the six months ended June 30, 2013 and June 30, 2012 was 3.13% and 3.27%, respectively. The interest rate at December 31, 2012 was 3.13%. At December 31, 2012 the outstanding balance under the term loan facility was $48.8 million.

Working Capital Guarantee Credit Agreement

On June 30, 2011, we obtained a separate line of credit with Wells Fargo for up to $10.0 million, pursuant to which Wells Fargo would issue standby letters of credit to certain of our non-domestic customers for the purpose of assuring our performance of our obligations to such customers. Letters of credit outstanding under this separate line of credit were excluded from our calculation of financial covenants for our Term Debt and Revolving Line of Credit. The standby letters of credit were required to be collateralized by up to $1.0 million in funds obtained from us through the issuance of subordinated promissory notes to ZM Private Equity Fund I, L.P., in the initial principal amount of $700,000 and to ZM Private Equity Fund II, L.P. in the initial principal amount of $300,000. No periodic principal or interest payments were required and the subordinated promissory notes were to mature no earlier than June 30, 2016. In connection with the initial public offering in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum. As of December 31, 2012 we had $4.6 million in outstanding standby letters of credit. In connection with the consummation of the Revolving Credit Facility, all standby letters of credit were transferred to the Revolving Credit Facility, and the Working Capital line of credit was discontinued.

2015 Subordinated Notes and 2016 Subordinated Notes

On June 30, 2010, we issued unsecured subordinated promissory notes (“2015 Subordinated Notes”) with an aggregate principal amount of $8.5 million to ZM Private Equity Fund II, L.P. and certain of their affiliates at an initial interest rate of 20.0% per annum. No periodic principal or interest payments were required and the 2015 Subordinated Notes were to mature on June 30, 2015. Interest payments were accrued to principal on a quarterly basis. The 2015 Subordinated Notes could be prepaid at any time prior to maturity, at our option, at the original principal amount plus accrued interest without any prepayment penalties, subject to limitations under the agreement. In connection with our initial public offering in April of 2012, the interest rate on the 2015 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the Notes offering, all of the 2015 Subordinated Notes were repaid in full on May 2, 2013.

On June 30, 2011, in connection with an amendment to the credit agreement, we issued an additional $10.0 million of unsecured subordinated promissory notes (“2016 Subordinated Notes”) to ZM Private Equity Funds I, L.P and ZM Private Equity Fund II, L.P. (together with ZM EAC LLC, the “ZM Funds”), at an initial interest rate of 20.0% per annum. No periodic principal or interest payments were required and the 2016 Subordinated Notes were to mature on June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement, we issued $1.0 million in additional 2016 Subordinated Notes to the ZM Funds. In connection with our initial public offering in April of 2012, the interest rate on the 2016 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the Notes offering, all of the 2016 Subordinated Notes were repaid in full on May 2, 2013.

The weighted average interest rate for the 2015 and 2016 Subordinated Notes for the three months ended June 30, 2013 and June 30, 2012 was 10.0% and 11.7%, respectively. The weighted average interest rate for the 2015 and 2016 Subordinated Notes for the six months ended June 30, 2013 and June 30, 2012 was 10.0% and 15.8%, respectively. For the 2015 and 2016 Subordinated Notes, the interest rate was 10.0% and the balance was $26.7 million at December 31, 2012.

Advance from Cambiano

On July 29, 2008, EuAC entered into an Agreement with Banca Di Credito Cooperativo Di Cambiano (“Cambiano”) whereby EuAC may request advances up to €6.0 million. On July 29, 2013, EuAC entered into an Amended Agreement which reduced the available advances from €6.0 million to €4.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. At June 30, 2013 and December 31, 2012, there were $1.6 million (€1.2 million) and $2.0 million (€1.5 million) of advances outstanding, respectively, under this arrangement included within accrued liabilities. The agreement may be canceled by either party at any time.

On August 4, 2008, EuAC executed a bank guarantee and pledged €3.0 million as restricted cash in connection with a performance guarantee for a four-year leasing contract in Italy. Following receipt of the restricted cash, Cambiano issued a letter of credit for the performance bond. In the third quarter of 2012, the restricted cash amount was reduced to $2.6 million (€2.0 million), in conjunction with the reduction in the corresponding letter of credit. The restrictions renewed in June 2013 through the remainder of the 2013 fire season and we classified the restricted cash related to the pledges as current assets based on the anticipated release date of the restriction.

EBITDA and Adjusted EBITDA

We use EBITDA, Adjusted EBITDA and Adjusted EBITDAR to monitor our overall business performance. We define EBITDA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, depreciation and amortization, and non-cash charges relating to financings. We include the amortization of overhaul costs as an add-back to EBITDA. We believe that such adjustments to arrive at EBITDA are common industry practice amongst our peers and we believe this provides us with a more comparable measure for managing our business.

Adjusted EBITDA means, as defined by our Revolving Credit Facility agreement, with respect to any fiscal period, our EBITDA, adjusted for, without duplication, the sum of the following amounts for such period to the extent included in determining consolidated net earnings (or loss) for such period: (i) extraordinary gains, (ii) non-cash items increasing consolidated net earnings for such period, excluding any items representing the impact of purchase accounting or the reversal of any accrual of, or cash reserve for, anticipated changes in any period, (iii) non-cash extraordinary losses, (iv) any other non-cash charges reducing consolidated net earnings for such period, excluding any such charge that represents an accrual or reserve for a cash expenditure for a future period or amortization of a prepaid cash expense that was paid in a prior period, (v) to the extent not capitalized, (A) non-recurring expenses, fees, costs and charges incurred and funded prior to, on or within 9 months after the closing date in connection with the Revolving Credit Facility and the EHI acquisition; and (B) expenses incurred and funded prior to, on, or within 2 years of the closing date in connection with the termination of the lease for the location that is the chief executive officer of EHI as of the closing date; and (vi) transaction related expenditures incurred and funded prior to, on or within 9 months of the date of consummation of (A) the HRT acquisition, (B) any permitted acquisition under the Revolving Credit Facility, or (C) any investment that is permitted pursuant to the Revolving Credit Facility, in the case of each of (A), (B), and (C), that arise out of cash charges related to deferred stock compensation, management bonuses, strategic market reviews, restructuring, retention bonuses, consolidation, severance or discontinuance of any portion of operations, termination of the lease for the headquarters of EHI, employees or management of the target of such permitted acquisition, accrued vacation payments and working notices payments and other non-cash accounting adjustments.

We also use adjusted EBITDAR in managing our business. Adjusted EBITDAR is determined by adding aircraft lease expense to adjusted EBITDA.

We previously presented Bank EBITDA, which was defined by our prior credit agreement, to monitor compliance with various financial covenants under our credit agreement.

EBITDA, Adjusted EBITDA, and Adjusted EBITDAR are supplemental measures of our performance that are not required by or presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to revenue, net income (loss), cash flow, or any other performance measure derived in accordance with U.S. GAAP. Our presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted EBITDAR is provided below.

(Dollars in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
EBITDA, Adjusted EBITDA, and Adjusted EBITDAR Reconciliation:
Net income (loss) attributable to Erickson Air-Crane	$(1,952)	$1,117	$(3,169)	$(1,378)
Interest expense, net	6,495	1,748	7,851	4,013
Tax expense (benefit)	(1,031)	733	(2,167)	(734)
Depreciation and amortization	8,474	5,264	13,874	8,742
Amortization of debt issuance costs	465	271	787	554

EBITDA	$12,451	$9,133	$17,176	$11,197
Acquisition and integration related expenses	3,982	—	6,245	—
Non-cash unrealized mark-to-market foreign exchange gains (losses)	66	349	(140)	(41)
Interest related to tax contingencies	311	—	311	—
Loss on early extinguishment of debt	215	—	215	—
Non-cash charges from awards to employees of equity interests	232	1,296	411	1,296
Other noncash (gains) losses	(21)	(800)	(21)	(800)

Adjusted EBITDA	$17,236	$9,978	$24,197	$11,652

Aircraft lease expenses	3,219	—	3,222	—

Adjusted EBITDAR	$20,455	$9,978	$27,419	$11,652

CONTRACTUAL OBLIGATIONS

As of June 30, 2013, we have had several material changes to our contractual obligations that we previously disclosed in our annual report on form 10-K filed with the SEC on March 8, 2013. These material changes include our $400.0 million aggregate Notes due 2020, our new $100.0 million, five-year Revolving Credit Facility with a group of financial institutions led by Wells Fargo Bank, N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA which we amended, on June 14, 2013, to increase the borrowing capacity from $100.0 million to $125.0 million, our HRT Agreement with Air Amazonia subject to certain closing conditions, and the addition of the lease obligations acquired in the EHI acquisition. For the remaining six months of 2013 total lease expense for EHI are $10.2 million, and total lease costs for 2014, 2015, 2016, 2017, and thereafter are $20.1 million, $17.5 million, $9.1 million, $6.6 million, and $7.7 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

With the exception of operating leases, letters of credit, and an advance agreement with a foreign bank, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, or cash flows.

Operating Leases. We lease light and medium lift aircraft, certain premises on a short-term basis, and a minor amount of our facilities and certain other property and equipment under noncancelable operating lease agreements that expire on various dates through May 2032. Certain leases have renewal options.

Letters of Credit. To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. At June 30, 2013, we had letters of credit with various expiration dates extending into 2014 valued at approximately $6.8 million outstanding, including $4.6 million outstanding under our Revolving Credit Facility and $2.1 million (€1.6 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $2.6 million (€2.0 million) in restricted cash. At December 31, 2012, we had letters of credit with various expiration dates extending into 2013 valued at approximately $8.8 million outstanding, including $2.0 million outstanding under our Revolving Line of Credit, $4.6 million outstanding under our Working Capital Guarantee credit agreement and $2.2 million (€1.6 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $2.6 million (€2.0 million) in restricted cash.

Advance Agreements with Foreign Banks. In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At June 30, 2013 and December 31, 2012, there were $1.6 million (€1.2 million) and $2.0 million (€1.5 million) of advances outstanding under these types of arrangements, respectively.

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

We believe that there have been no significant changes during the three months and six months ended June 30, 2013 to our critical accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the normal course of our business operations due to changes in interest rates, increase in cost of aircraft fuel, and our exposure to fluctuations in foreign currency exchange rates. We have established policies and procedures to govern our management of market risks.

Interest Rate Risk

At June 30, 2013, we had total indebtedness of $450.8 million (excluding $6.8 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our Revolving Credit Facility as our other debt obligations maintain fixed interest rates. Market risks associated with our Revolving Credit Facility include the potential reductions in fair value and negative impacts to future earnings from an increase in interest rates. Under our pre-acquisition debt, composed of the Term Debt and Revolving Line of Credit terminated on May 2, 2013, the applicable interest rate on our borrowings was calculated based on either LIBOR or a base rate plus a margin depending on the level of the senior debt leverage covenant ratio as defined in our prior credit agreement. The rates applicable to outstanding borrowings fluctuated based on many factors including, but not limited to, general economic conditions and interest rates, including the LIBOR, Federal Funds, and prime rates, and the supply of and demand for credit in the London interbank market. Under our new Revolving Credit Facility, the applicable interest rate on our borrowings is 325-450 basis points over LIBOR depending on the Company’s senior leverage ratio We estimate that a hypothetical 10% change in the interest rates experienced on our non-fixed rate debt would have impacted interest expense for the three months and six months ended June 30, 2013 by approximately $0.6 million and $0.7 million, respectively.

Aircraft Fuel

Our results of operations are affected by changes in the price and availability of aircraft fuel. For the three months ended and six months ended June 30, 2013, a deviation of 10% in the average price per gallon of fuel would have impacted our reported results by approximately $0.5 million and $0.8 million, respectively. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts.

We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk

A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the three months ended and six months ended June 30, 2013 would have resulted in an estimated pre-hedged decrease of $0.3 million and $1.0 million, respectively, in our net income.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2013, our disclosure controls and procedures were effective.

We are in the process of integrating the control environment of EHI, which we acquired on May 2, 2013, with our existing control environment. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS (Open to expand if we include more in the disclosure)

ST Aerospace Matter

ST Aerospace Services, Co. (“ST Aerospace”), a judgment creditor of EIA, served a Writ of Garnishment on the Company on April 11, 2013 in connection with a judgment entered against EIA in favor of ST Aerospace, in the amount of approximately $3.6 million, also the amount of the garnishment. EIA is the former parent company of EHI. The Company responded that, at the time of our receipt of the Writ of Garnishment on April 11, 2013, the Company did not owe any money or property to EIA. ST Aerospace has since filed an Order for Appearance and requested discovery to determine the accuracy of the Company’s response to the Writ of Garnishment. A hearing concerning this matter is scheduled for September 13, 2013. The Company believes it has a strong position in this matter and has not accrued an amount for the contingent liability related to this matter.

EHI was party to the following legal proceedings at the date of acquisition. Under and subject to the terms and conditions of the Stock Purchase Agreement, dated March 18, 2013, as amended on May 1, 2013 by the First Amendment to Stock Purchase Agreement, by and among the Company, EIA and the other parties named therein (the “SPA”), the Seller, EIA, is contractually obligated to defend these matters on the Company’s behalf and to indemnify the Company for any liabilities that may result from the claims. The Company believes it has a strong position in these matters and has not accrued an amount for the contingent liabilities related to these matters.

Priority 1 Matter

In November 2012, Priority 1 Air Rescue Services, Inc., or Priority 1, brought breach of contract claims against EHI in Multnomah County (Oregon) Circuit Court related to two subcontracts between Priority 1 and EHI. The primary contracts were between EHI and the U.S. Government for air medical evacuation, fire suppression, and other related services in Hawaii and Alaska. Priority 1 alleges that EHI failed to pay invoices for work performed in the amount of approximately $0.7 million. Priority 1 also claims an additional amount for consequential damages and interest. The total amount claimed by Priority 1 is approximately $2 million. EHI answered the complaint in December 2012, and denied all allegations. Discovery is currently ongoing.

Fortis Matter

A complaint was served on EHI on August 27, 2012 by the plaintiff, Fortis Lease Deutschland GmbH, in the Regional Court, 7th Chamber for Commercial Matters, Cologne, Germany. The plaintiff claims approximately €0.8 million in damages for the payment of VAT levied on the purchase price relating to EHI’s purchase of two helicopters from the plaintiff in 2011. The complaint lodged by plaintiff resulted in a default judgment against EHI issued on February 26, 2013. In a brief filed with the court on May 10, 2013, EHI objected to the default judgment, arguing that the sale of the two helicopters was tax exempt as they both were exported to a third country outside the European Union. The oral hearing in this case is scheduled for November 26, 2013.

Arizona Environmental Matter

In August 2012, EHI received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State of Arizona’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State of Arizona or other liable parties may assert that EHI is liable for the alleged contamination at the Site.

The Company is subject to ongoing litigation and claims as part of its normal business operations. In the opinion of management, none of these claims will have a material adverse effect on the Company.

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

We are a highly leveraged company and, as a result, have significant debt service obligations. In May 2013 we issued $400.0 million in aggregate principal amount of our Notes, issued $17.5 million in unsecured 2020 subordinated promissory notes, refinanced our prior 2015 Subordinated Notes and 2016 Subordinated Notes, and refinanced our prior senior secured asset-based credit facilities, composed of Term Debt and Revolving Line of Credit. After giving effect to these transactions, our total borrowings under the Notes, 2020 Subordinated Notes and Revolving Credit Facility, excluding letters of credit, at June 30, 2013 was approximately $446.2 million. As of June 30, 2013, we had maximum availability for borrowings under our Revolving Credit Facility of approximately $85.5 million. Our Notes and Revolving Credit Facility mature on May 1, 2020 and May 1, 2018, respectively, and these borrowings are secured by liens on substantially all of our and the guarantors’ existing and future assets. Our substantial indebtedness could require us to dedicate a substantial portion of our cash flow from operations to debt payments, increase our vulnerability to general adverse economic and industry conditions, or limit our flexibility in planning for or reacting to changes in our business and future business opportunities. If we are unable to repay or refinance our outstanding indebtedness on favorable terms or at all, we may need to seek financing through the issuance of additional debt or equity securities. We may be unable to repay our borrowings under our Notes and Revolving Credit Facility when due, refinance this indebtedness on favorable terms or at all or obtain other financing on favorable terms or at all, which would adversely affect our business, financial condition and results of operations and impair our ability to grow and operate our business.

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

Our Revolving Credit Facility requires that we maintain a fixed charge coverage ratio of at least 1.2:1.0 if our average excess availability is greater than $15.0 million (as calculated pursuant to the terms of the Revolving Credit Facility) or 1.05:1.0 if our average excess availability is less than or equal to $15.0 million (as calculated pursuant to the terms of the Revolving Credit Facility) and an annual growth capital expenditures limit of $25.0 million, subject to standard carry-over provisions. Failure to comply with these covenants is an event of default under the facility and as a result our ability to draw down borrowings under our Revolving Credit Facility depends in part on our compliance with these covenants.

An inability to draw down on our Revolving Credit Facility could have a material adverse effect on our ability to make capital expenditures, on our results of operations and on our liquidity. Further, failure to maintain the financial ratios required under our Revolving Credit Facility would constitute an event of default, allowing the lenders under our Revolving Credit Facility to declare the entire balance of any and all sums payable under the Revolving Credit Facility immediately due and payable. If a payment default or acceleration were to occur under our Revolving Credit Facility, holders of Notes would be permitted to accelerate the maturity of the Notes.

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

If our business does not perform as expected, including if we generate less than anticipated revenue from our operations or encounter significant unexpected costs, we may fail to comply with the financial covenants under our Revolving Credit Facility. If we do not comply with our financial covenants and we do not obtain a waiver or amendment, our lenders may accelerate payment of all amounts outstanding which would immediately become due and payable, together with accrued interest. Any default may require us to seek additional capital or modifications to our credit facilities, which may not be available or which may be costly. Additionally, our suppliers may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. Any of these risks and uncertainties could have a material adverse effect on our business, financial position, results of operations, and cash flows.

We may not realize the anticipated benefits of acquisitions, joint ventures, strategic alliances, or divestitures.

As part of our business strategy, we may acquire businesses or specific assets, form joint ventures or strategic alliances, and divest operations. Whether we realize the anticipated benefits from these transactions depend, in part, upon the integration between the businesses or assets involved; the performance of the underlying products, capabilities, or technologies; whether we incur unknown or contingent liabilities, and the management of the transacted operations. We have had limited experience with such integrations, and difficulties in integrating the operations and personnel of any acquired companies could disrupt our business operations, divert management’s time and attention and impair relationships with and risk the possible loss of key employees and customers of the acquired business. Accordingly, our financial results could be adversely affected by unanticipated performance issues, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance, and indemnifications. In addition, our cash from operations and borrowings available under our Revolving Credit Facility may not be sufficient to fund any acquisitions or strategic transactions we choose to make. As a result, in the event we engage in any acquisitions or strategic transactions we may need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. Consolidations of joint ventures could also impact our results of operations or financial position. Divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our business, financial condition, results of operations or cash flows. See “Risks Related to the Acquisitions.”

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

The sale of Aircranes has a material effect on our financial results, and Aircrane sales have been a dominant factor in fluctuations in our year-over-year results. As we have expanded internationally and sought to make Aircrane sales in the difficult economic environment in the last few years, several potential customers have defaulted or not completed anticipated Aircrane purchases. Cancellations, reductions or delays in customer orders for Aircranes, or delays in the delivery of Aircranes, would cause our financial performance to be below our expectations, and could cause us to fail to comply with our financial and reporting covenants contained in our Revolving Credit Facility, which could materially and adversely affect our business and financial condition.

Our failure to timely collect our receivables could adversely affect our cash flows and results of operations.

We provide services to our customers for which we are customarily not paid in advance. We rely on the creditworthiness of our customers to collect on our receivables in a timely manner after we have billed for services previously provided. While we generally provide services pursuant to a written contract which determines the terms and conditions of payment to us by our customers, occasionally customers may dispute a bill and delay, contest, or not pay our receivable. Our failure to timely collect our receivables could adversely affect our cash flows and results of operations and could cause us to fail to comply with the financial covenants in our Revolving Credit Facility.

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

We derive a significant amount of our revenue from a small number of major customers, including Fluor, Helicorp (Australia), the Italian Ministry of Civil Protection, NAMSA, Western Forest Products, and the U.S. Forest Service. Our contracts to provide services to the Italian Forest Service expired in June 2013. We have recently entered into a short term contract with the Italian Forest Service to provide crewing services for the 2013 fire season. As part of the new contract the Italian Forest Service has elected to purchase MRO parts directly from us in lieu of utilizing our CPH services for the 2013 fire season.

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

Backlog represents the amount of revenue that we expect to derive from signed contracts, including oral contracts that have been subsequently memorialized in writing, or anticipated exercises of customer extension options. For contracts that include a guaranteed number of hours, the value of the guaranteed hours is included in backlog. For CPH contracts, which depend on hours flown by our customers, we calculate the contribution to backlog based on contracted minimum hours. When a binding aircraft sale contract has been signed with a customer, the purchase price of the aircraft not included in current revenues is included in backlog. When we sign a contract giving a potential purchaser an option to purchase an aircraft which only becomes binding on a non-refundable payment of a material option fee, we do not include the purchase price of the aircraft in backlog until the non-refundable payment has been made and the contract is a binding purchase contract. A customer may default on a purchase contract that has become binding, and we may not be able to convert sales contract backlog into revenue. We calculate the contribution to backlog for some timber harvesting contracts based on our estimate of the cubic meters of high grade timber we expect to deliver under the contract based on our experience. As a result, our estimates of backlog for some of our timber harvesting contracts could be affected by variables beyond our control and may not be entirely realized, if at all. In addition, given the nature of our customers and our industry, there is a risk that our backlog may not be fully realized in the future. Failure to realize sales from our existing or future backlog would negatively impact our business, financial condition, results of operations or cash flows.

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

If an accident or sale made an aircraft unavailable to us, our business could suffer.

As of June 30, 2013, we owned 50 aircraft, of which a majority was employed in providing government and commercial aerial services. An accident or sale could make an aircraft unavailable to us temporarily or permanently. A sale of an aircraft that is part of our fleet would also reduce the number of aircraft available to provide Aerial Services. The purchase price of a used aircraft is generally lower than the purchase price of a remanufactured aircraft. Although we would expect to be able to maintain the level of our operations if we sell an aircraft from our fleet through more efficient scheduling of our fleet or by allocating aircraft remanufactured in our plant and held in inventory to Aerial Services operations, we may not always have the ability to maintain our desired level of Aerial Services operations with a reduced fleet and our results of operations could be adversely affected.

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

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations, or ITAR, the Export Administration Regulations, or EAR, and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC. EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. We also cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”), and other anti-bribery laws that, generally, bar bribes or unreasonable gifts to foreign governments or officials.

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

Our contracts for remanufacture of aircraft and major overhauls or components typically contain penalty provisions that require us to make payments to customers, or provide interim aerial services to them at no cost, if we are unable to timely deliver aircraft or components. Such contracts may also include a repurchase obligation by us if certain performance or other criteria are not met.

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

We rely on over 100 supplier business units or locations for significant or critical components. A small number of manufacturers make some of the key components for our aircraft, and in some instances there is only a single manufacturer, although other manufacturers could be used if necessary for all of our components. If these manufacturers experience production delays, or if the cost of components increases, our operations could suffer. If a manufacturer ceases production of a required component, we could incur significant costs in purchasing the right to manufacture those components or in developing and certifying a suitable replacement, and in manufacturing those components.

Many key components and parts on the aircraft have not been manufactured since originally introduced. A significant portion of our inventory was acquired in bulk on the surplus market. For some aviation components, our operating cost includes the overhaul and repair of these components but does not include the purchase of a new component. It may be difficult to locate a supplier willing to manufacture replacement components at a reasonable cost or at all. As we exhaust our inventory, the purchase of any new components, or the manufacture by us of new components, could materially increase our operating cost or delay our operations; we routinely monitor levels of out-of-production parts and design and certify replacement parts to mitigate this risk.

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

We purchase products from and supply products to businesses located outside of the United States. We also have significant operations outside the United States. For the three months ended June 30, 2013 and 2012, approximately 69.7% and 53.7%, respectively, of our total revenues were attributable to operations in non-U.S. countries. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

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

Recent events in the financial markets and the economic downturn have contributed to severe volatility in the securities markets, a severe liquidity crisis in the global financial markets, and unprecedented government intervention. These conditions have affected our results of operations and may continue to affect them. In such an environment, significant additional risks may exist for us. The recent instability in the financial markets has led the U.S. government to take a number of unprecedented actions designed to support certain financial and other institutions and segments of the financial market that have experienced extreme volatility, and in some cases, a lack of liquidity. There can be no assurance that this intervention will improve market conditions, that such conditions will not continue to deteriorate, or that further government intervention will or will not occur. For example, recently, general market volatility has been exacerbated by uncertainty about sovereign debt and the fear that countries such as Greece and Italy may default on their governments’ financial obligations. If economic conditions worsen, we face risks that may include:

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

The economic downturn and continued credit crisis and related turmoil in the global financial system may have an adverse impact on our business and our financial condition. We cannot predict our ability to obtain financing, and this could limit our ability to fund our future growth and operations. In addition, the creditworthiness of some of our customers may be affected, which may affect our ability to collect on our accounts receivable from such customers.

Risks Relating to the Acquisitions

We may not realize the anticipated benefits of the EHI and Air Amazonia acquisitions or other acquisitions, joint ventures, strategic alliances, or divestitures.

As part of our business strategy, we may acquire businesses or specific assets, form joint ventures or strategic alliances, and divest operations. For example, we acquired EHI in May 2013 and have entered into binding purchase agreements for the Air Amazonia Acquisition. Whether we realize the anticipated benefits from these transactions depends, in part, upon the integration between the businesses or assets involved; the performance of the underlying products, capabilities, or technologies; whether we incur unknown or contingent liabilities; and the management of the operations. We have had limited experience with such integrations, and difficulties in integrating the operations and personnel of any acquired companies could disrupt our business operations, divert management’s time and attention and impair relationships with and risk the possible loss of key employees and customers of the acquired business. Accordingly, our financial results could be adversely affected by unanticipated performance issues, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance, and indemnifications. In addition, our cash from operations, the Notes offering and borrowings available under the Revolving Credit Facility may not be sufficient to fund any acquisitions or strategic transactions we choose to make. As a result, in the event we engage in any acquisitions or strategic transactions we may need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. Consolidations or joint ventures could also impact our results of operations or financial position. Divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our business, financial condition, results of operations or cash flows.

We may face significant challenges as we integrate the businesses of EHI and Air Amazonia into our company.

Through the acquisitions of EHI and Air Amazonia, we have acquired, or expect to acquire, several additional types of rotary and fixed wing aircraft with respect to which we do not have extensive prior operating experience. In addition, our headcount has increased from approximately 700 employees to approximately 1,100 employees with the EHI acquisition, and would increase further if the Air Amazonia Acquisition is consummated. Our failure to efficiently integrate flight operations, MRO operations, human resources, information technology, sales and marketing, finance and other corporate functions could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We do not have extensive operating history in the aerial services segments in which EHI and Air Amazonia operate nor with the types of aircraft we are acquiring in the EHI and Air Amazonia acquisitions.

Erickson has historically operated the S-64 Aircrane, specializing in heavy-lift aerial services such as firefighting, timber harvesting, infrastructure construction and oil and gas exploration. We have limited experience in transporting passengers and cargo with medium and light-lift rotor wing aircraft and fixed wing aircraft. Failure to properly comply with Part 135 regulations and maintenance requirements could lead to the revocation of the certification, which could materially and adversely impact our business, financial condition, results of operations or cash flows.

EHI and Air Amazonia provide helicopter services in South America, the Middle East and Africa. Erickson does not have extensive operating history in these geographic locations.

Our acquisition of EHI has resulted, and the consummation of the Air Amazonia Acquisition would result, in our operating in new international geographic locations. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

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

EHI provides helicopter services primarily to U.S. Department of Defense related customers and projects. Erickson does not have any operating history providing such services.

Our acquisition of EHI has resulted in our providing helicopter services to U.S. Department of Defense, or DOD, related customers and projects, which we have not previously done. The DOD requires Commercial Airlift Review Board, or CARB, certification in order to provide passenger and cargo transportation services. While EHI is currently in good standing with its CARB requirements, a failure to comply with the applicable regulations and requirements could lead to the loss of DOD related business, which could result in a material adverse effect on our business, financial position, results of operations and cash flows.

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

Our expected revenues generated from our acquisition of EHI’s business depend to significant extent on a concentrated group of customers. For the 12 months ended December 31, 2012, EHI’s top five customers accounted for 86.4% of its total revenue. We may lose an historical customer of EHI for any number of reasons, including as a result of government budget constraints, termination of certain defense programs, selection of another provider, business failure or bankruptcy of the customer, or dissatisfaction with our performance. Consistent with industry practice, we have short-term contracts with option periods with our customers, and these customers have the ability to terminate their relationships with us by not exercising their option to extend the contract. Loss of any of our major customers could adversely affect our business, financial condition, results of operations or cash flows.

The anticipated reduction in troops in Afghanistan in the near-term may adversely affect us.

The largest customer we acquired in the EHI transaction provides construction and other services in Afghanistan to various departments of the U.S. Government. In February 2013, President Barack Obama announced that 34,000 U.S. troops, or approximately half of the U.S. force, in Afghanistan will withdraw by early 2014. If this customer’s business is affected by this and other factors which impedes its ability to pay us or enter into new contracts, our operations could be materially and adversely affected.

Furthermore, the reduction in troops could significantly reduce the need for passenger transportation and other aerial services in Afghanistan. Should this customer significantly reduce or terminate its need for aerial services, we may be unable to identify new opportunities sufficient to avoid a reduction in our revenues and operating earnings which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Failure to keep and retain certain of EHI’s employees may adversely affect us.

In acquiring EHI, we acquired approximately 400 pilots, mechanics, technicians, logisticians, flight planners, operators, inspectors, account managers, administrators, clerks, instructors, foremen, salespeople, directors and executives, some of whom have extensive operating experience and/or longstanding customer relationships. The loss of any or all of such employees could cause a disruption of operations, dissatisfaction amongst customers, termination or non-renewal of certain contracts and could interrupt our integration of EHI into our company, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Some of these pilots and mechanics are members of the U.S. military reserves and could be called to active duty. If significant numbers of such persons were called to active duty, it would reduce the supply of such workers, possibly curtailing our operations and likely increasing our labor costs.

EIA, the former parent company of EHI, is in financial distress and has missed and/or delayed certain of its payment obligations to EHI’s vendors and suppliers. Failure to remediate this situation immediately after closing of the acquisition may have an adverse impact on us.

In acquiring EHI, we acquired a business with significant accounts payable outstanding as a result of the financial distress at EIA. Certain vendors and suppliers are holding aircraft, parts and equipment as a result of missed or delayed payments, and as a result, EHI was not able to adequately maintain certain of its aircraft. A number of these aircraft are not air-worthy, causing dissatisfaction among certain customers. Failure by Erickson to promptly source the parts and equipment necessary to repair the aircraft could lead to the loss of or ineligibility for significant contracts, including government contracts, which will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Furthermore, failure to come to terms with EHI’s vendors and suppliers may result in our being named as a defendant in lawsuits asserting potentially large claims. A settlement or judgment in which we are not the prevailing party could materially and adversely affect our business, financial condition, results of operations or cash flows.

EHI’s practice of leasing a significant portion of the aircraft in its fleet may result in higher operating costs and contractual obligations for us.

In acquiring EHI, we acquired a company that leased a majority of its aircraft, which may result in higher operating costs and contractual obligations than if it owned these aircraft. Certain of these aircraft lessors require the aircraft to be returned in airworthy condition at the termination of the lease, which could result in higher capital expenditures. Failure to comply with the terms of the leases could result in significant fees and expenses or the foreclosure of an aircraft, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

In conducting business in Brazil, Air Amazonia is subject to political, economic, legal, operational and other risks that are inherent to operating in that country and the consummation of the Air Amazonia Acquisition would expose us to such risks. The Brazilian government frequently intervenes in the Brazilian economy and occasionally makes significant changes in the monetary and credit policy and economic regulation, as well as in other governmental policies. The Brazilian government’s actions to influence the economy, control inflation and other policies and regulations have often involved, among other measures, price and salary controls, currency devaluations, exchange controls and limits on imports and the freezing of bank accounts. Our business, financial condition and results of operations may be adversely affected by changes in government policies or regulations, whether they are implemented at the federal, state or municipal level, related to public charges and control over the foreign exchange rate, as well as by other factors, such as:

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

Air Amazonia was established in 2011 by HRT Participacoes em Petroleo SA, or HRT, a Brazilian oil and gas exploration company, to provide air lift services to passengers and cargo. Since inception, with a fleet of 14 aircraft, Air Amazonia has fewer than 20,000 flight hours and has carried less than 45,000 passengers. Furthermore, Air Amazonia has only one primary customer, HRT. If we consummate the Air Amazonia Acquisition, we will (through the acquired Air Amazonia) enter into a services agreement with HRT that is only for one year and is subject to renewal for up to four one-year terms but at the option of HRT only. Due to Air Amazonia’s limited operating history, its business is difficult to evaluate and its prospects will be dependent on our ability to achieve high levels of utilization and operational readiness. If we consummate the acquisition of Air Amazonia, the future prospects of Air Amazonia’s business will also be dependent on our ability to obtain other customers. If we are not able to achieve these objectives, our business, financial condition, results of operations, and cash flows could be adversely affected.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

4.1	Indenture related to the 8.25% Second Priority Senior Secured Notes due 2020, dated as of May 2, 2013, among Erickson Air-Crane Incorporated, the guarantors named therein and Wilmington Trust, National Association as trustee and collateral agent (including forms of 8.25% Second Priority Senior Secured Notes due 2020).		8-K	4.1	001-35482	5/8/2013

4.2	Registration Rights Agreement, dated as of May 2, 2013, among Erickson Air-Crane Incorporated and certain of its subsidiaries named therein, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Stifel Nicolaus & Company, Incorporated and Imperial Capital, LLC		8-K	4.2	001-35482	5/8/2013

4.3	Certificate of Designation, filed on May 2, 2013		8-K	4.3	001-35482	5/8/2013

10.1	Purchase Agreement, dated as of April 25, 2013, among Erickson Air-Crane Incorporated and certain of its subsidiaries named therein, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Stifel Nicolaus & Company, Incorporated and Imperial Capital, LLC		8-K	10.1	001-35482	5/1/2013

10.2	Credit Agreement, dated as of May 2, 2013, by and among Erickson Air-Crane Incorporated and Evergreen Helicopters, Inc., as Borrowers, Wells Fargo Bank, National Association, as Administrative Agent, Lead Arranger, Book Runner, Syndication Agent, and Documentation Agent, and other lender parties thereto		8-K	10.1	001-35482	5/8/2013

10.3	Guaranty and Security Agreement, dated as of May 2, 2013, among the Persons listed on the signature pages thereof as “Grantors” and those additional entities that become parties thereto by executing the form of Joinder attached thereto and Wells Fargo Bank, National Association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein)		8-K	10.2	001-35482	5/8/2013

10.4	Form of Aircraft and Engine Security Agreement, dated as of May 2, 2013, among Erickson Air-Crane Incorporated and Wells Fargo Bank, National Association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein)		8-K	10.3	001-35482	5/8/2013

10.5	Intercreditor Agreement, dated as of May 2, 2013, entered into by and between Wells Fargo Bank, National Association, in its capacity as administrative agent under the First Lien Documents (as defined therein), including its successors and assigns in such capacity from time to time, and Wilmington Trust, National Association, not in its individual capacity, but solely in its capacity as trustee under the Second Lien Notes Indenture (as defined therein) and collateral agent under the Second Lien Documents (as defined therein),		8-K	10.4	001-35482	5/8/2013

10.6	Patent Security Agreement, dated as of May 2, 2013, by and among the Grantors listed on the signature pages thereof and Wells Fargo Bank, National Association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein).		8-K	10.5	001-35482	5/8/2013

10.7	Trademark Security Agreement, dated as of May 2, 2013, by and among the Grantors listed on the signature pages thereof and Wells Fargo Bank, National Association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein)		8-K	10.6	001-35482	5/8/2013

10.8	Security Agreement, dated as of May 2, 2013, among the Persons listed on the signature pages thereof as “Grantors” and those additional entities that become parties thereto by executing the form of Joinder attached thereto and Wilmington Trust, National Association, in its capacity as collateral agent for the Secured Parties (as defined therein)		8-K	10.7	001-35482	5/8/2013

10.9	Form of Aircraft and Engine Security Agreement, dated as of May 2, 2013, among the Persons listed on the signature pages thereof as “Grantors” and those additional entities that become parties thereto by executing the form of Joinder attached thereto and Wilmington Trust, National Association, in its capacity as collateral agent for the Secured Parties (as defined therein)		8-K	10.8	001-35482	5/8/2013

10.10	Amendment Number One to Credit Agreement, Amendment Number One to Guaranty and Security Agreement, and Waiver, dated as of June 14, 2013, by and among Erickson Air-Crane Incorporated and Evergreen Helicopters, Inc., as Borrowers, Wells Fargo, as Administrative Agent, Lead Arranger, Book Runner, Syndication Agent, and Documentation Agent, and other lender parties thereto		8-K	10.1	001-35482	6/18/2013

10.11	Joinder No. 1 to Guaranty and Security Agreement and Intercompany Subordination Agreement, dated as of June 14, 2013, by and between Evergreen Unmanned Systems, Inc. and Wells Fargo, as agent for the lenders		8-K	10.2	001-35482	6/18/2013

10.12	Line of Credit Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing with the Trustee and Wells Fargo, as administrative agent for the lender group		8-K	10.3	001-35482	6/18/2013

10.13	Line of Credit Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing with the Trustee and Wilmington Trust, as administrative agent for the secured parties		8-K	10.4	001-35482	6/18/2013

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erickson Air-Crane Incorporated

Date: August 14, 2013	By:	/s/ CHARLES RYAN

Charles Ryan Chief Financial Officer, Senior Vice President, Chief Accounting Officer, and Principal Accounting Officer