Form 10-Q
period 2013-09-30
Erickson Air-Crane Inc.
filed 2013-11-07
CIK 1490165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

As of November 1, 2013, 13,787,914 shares of common stock, par value $0.0001, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$5,302	$1,468
Restricted cash	2,853	3,781
Accounts receivable net of allowances for doubtful accounts of $742 and $460 in 2013 and 2012, respectively	71,346	24,446
Prepaid expenses and other current assets	5,831	1,426
Income tax receivable	1,610	1,048
Deferred tax assets	9,656	8,208

Total current assets	96,598	40,377

Aircraft support parts, net	124,939	93,041
Aircraft, net	128,707	66,673
Property, plant, and equipment, net	91,926	54,675
Other intangible assets, net	23,597	—
Goodwill	252,520	—
Other non-current assets	35,117	2,057

Total assets	$753,404	$256,823

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$28,179	$8,746
Current portion of long-term debt	—	71,202
Accrued and other current liabilities	50,144	19,662
Income tax payable	2,528	6,275

Total current liabilities	80,851	105,885

Long-term debt, less current portion	16,060	26,674
Long-term revolving credit facilities	54,513	—
Long-term notes payable	355,000	—
Other long-term liabilities	11,000	1,415
Uncertain tax positions	18,286	—
Deferred tax liabilities	22,416	17,481

Total liabilities	558,126	151,455
Stockholders’ equity (deficit):
Common stock; $0.0001 par value; 110,000,000 shares authorized; 13,786,290 and 9,726,785 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	179,845	101,833
Retained earnings (accumulated deficit)	13,803	2,447
Accumulated other comprehensive income (loss)	579	71

Total stockholders’ equity (deficit) attributable to Erickson Air-Crane Incorporated	194,228	104,352

Noncontrolling interest	1,050	1,016

Total stockholders’ equity (deficit)	195,278	105,368

Total liabilities and stockholders’ equity	$753,404	$256,823

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net revenues	$120,226	$76,261	$225,756	$141,747
Cost of revenues	74,041	39,719	152,808	90,845

Gross profit	46,185	36,542	72,948	50,902

Operating expenses:
General and administrative	10,107	3,973	26,486	11,405
Research and development	1,154	995	3,116	3,425
Selling and marketing	1,642	1,097	5,507	4,177

Total operating expenses	12,903	6,065	35,109	19,007

Operating income (loss)	33,282	30,477	37,839	31,895

Other income (expense):
Interest income (expense), net	(8,665)	(1,524)	(16,516)	(5,537)
Interest income (expense) related to tax contingencies	(560)	—	(871)	—
Amortization of debt issuance costs	(599)	(297)	(1,386)	(852)
Unrealized foreign exchange gain (loss)	159	(13)	299	28
Loss on early extinguishment of debt	—	—	(215)	—
Realized foreign exchange gain (loss)	(68)	(108)	(218)	207
Gain on disposal of equipment	20	—	41	—
Other income (expense), net	95	1	(267)	920

Total other income (expense)	(9,618)	(1,941)	(19,133)	(5,234)

Net income (loss) before income taxes and noncontrolling interest	23,664	28,536	18,706	26,661
Income tax expense (benefit)	9,176	10,902	7,009	10,168

Net income (loss)	14,488	17,634	11,697	16,493
Less: Net (income) loss related to noncontrolling interest	37	(78)	(341)	(315)

Net income (loss) attributable to Erickson Air-Crane Incorporated	14,525	17,556	11,356	16,178
Dividends on Redeemable Preferred Stock	—	—	—	2,794

Net income (loss) attributable to common stockholders	$14,525	$17,556	$11,356	$13,384

Net income (loss)	$14,488	$17,634	$11,697	$16,493
Other comprehensive income (loss):
Foreign currency translation adjustment	727	158	542	117

Comprehensive income (loss)	15,215	17,792	12,239	16,610
Comprehensive (income) loss attributable to noncontrolling interest	(14)	(97)	(375)	(311)

Comprehensive income (loss) attributable to Erickson Air-Crane Incorporated	$15,201	$17,695	$11,864	$16,299

Net income (loss) per share attributable to common stockholders
Basic	$1.26	$1.80	$1.10	$2.21

Diluted	$1.05	$1.80	$1.02	$2.21

Weighted average shares outstanding
Basic	11,562,465	9,756,478	10,356,507	6,051,346

Diluted	13,813,514	9,756,478	11,122,050	6,051,346

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Preferred Stock (see Note 10)		Common Stock Class A		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit) of Erickson Air-Crane	Noncontrolling Interest Amount	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	34,999.5	$66,161	1,000	$1	—	$—	$—	$(9,988)	$(36)	$(10,023)	$878	$(9,145)
Dividends accrued on Redeemable Preferred Stock	—	2,795	—	—	—	—	—	(2,795)	—	(2,795)	—	(2,795)
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(297)	(297)
Conversion of Redeemable Preferred and Class A Common Stock to common stock	(34,999.5)	(68,956)	(1,000)	(1)	4,802,970	0.5	68,956	—	—	68,956	—	68,956
Issuance of common stock related to IPO, net of expense	—	—	—	—	4,800,000	0.5	31,454	—	—	31,454	—	31,454
Stock-based compensation	—	—	—	—	214,933	—	2,118	—	—	2,118	—	2,118
Shares withheld for payment of taxes	—	—	—	—	(91,118)	—	(695)	—	—	(695)	—	(695)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	15,230	—	15,230	406	15,636
Foreign currency translation	—	—	—	—	—	—	—	—	107	107	29	136

Comprehensive income (loss)												15,772

Balance at December 31, 2012	—	$—	—	$—	9,726,785	$1	$101,833	$2,447	$71	$104,352	$1,016	$105,368
Issuance of Series A Preferred Stock	4,008,439	78,044	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(341)	(341)
Issuance of Restricted Stock Units	—	—	—	—	86,010	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	665	—	—	665	—	665
Conversion of Series A Preferred Stock into Common Stock	(4,008,439)	(78,044)	—	—	4,008,439	—	78,044	—	—	78,044	—	78,044
Shares withheld for payment of taxes	—	—	—	—	(34,944)	—	(697)	—	—	(697)	—	(697)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	11,356	—	11,356	341	11,697
Foreign currency translation	—	—	—	—	—	—	—	—	508	508	34	542

Comprehensive income (loss)												12,239

Balance at September 30, 2013	—	$—	—	$—	13,786,290	$1	$179,845	$13,803	$579	$194,228	$1,050	$195,278

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash flows from operating activities:
Net income (loss)	$14,488	$17,634	$11,697	$16,493
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,566	7,670	25,439	16,413
Deferred income taxes	8,460	10,333	4,665	8,790
Non-cash interest expense on debt	579	641	1,776	2,539
Amortization of debt issuance costs	599	297	1,386	852
Non-cash interest on tax contingencies	561	—	872	—
Stock-based compensation	255	433	665	1,729
Write-off of debt issuance costs related to the early extinguishment of debt	—	—	215	—
Non-cash interest income on loans	(58)	—	(99)	—
Gain on sale of equipment	(20)	—	(41)	—
Changes in operating assets and liabilities, excluding effects of acquisitions of businesses:
Accounts receivable	(12,799)	(19,747)	(26,482)	(23,432)
Prepaid expenses and other current assets	(380)	1,468	(2,018)	2,227
Income tax receivable	(246)	(19)	(561)	(543)
Aircraft support parts, net	(9,999)	(5,556)	(23,193)	(17,137)
Other non-current assets	(1,622)	—	(4,303)	—
Accounts payable	4,736	113	(20,740)	(494)
Accrued and other current liabilities	(3,273)	11,031	2,739	10,855
Income tax payable	25	360	1,256	1,319
Other long-term liabilities	(1,119)	156	164	(520)
Uncertain tax positions	463	—	732	—

Net cash provided by (used in) operating activities	12,216	24,814	(25,831)	19,091

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired (see Note 6)	(22,998)	—	(231,868)	—
Restricted cash	45,953	1,238	942	1,442
Purchases of aircraft and property, plant, and equipment	(7,733)	(1,052)	(32,366)	(4,341)
Purchases of intangible assets	(2,200)	—	(2,200)	—
Decrease (increase) in other assets	—	(321)	(35)	(26)
Dividends paid to noncontrolling interest	—	—	(341)	(297)

Net cash provided by (used in) investing activities	13,022	(135)	(265,868)	(3,222)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	—	—	31,454
Repayments of subordinated notes	—	—	(27,572)	—
Repayments of credit facilities	(30,382)	(76,183)	(214,799)	(238,014)
Borrowings from credit facilities	49,535	51,726	197,387	192,487
Borrowing of notes	—	—	400,000	—
Repayments of notes	(45,000)	—	(45,000)	—
Debt issuance costs	(691)	(274)	(14,667)	(274)
Shares withheld for payment of taxes	(84)	—	(697)	—

Net cash provided by (used in) financing activities	(26,622)	(24,731)	294,652	(14,347)

Effect of foreign currency exchange rates on cash and cash equivalents	865	14	881	(20)

Net increase (decrease) in cash and cash equivalents	(519)	(38)	3,834	1,502
Cash and cash equivalents at beginning of period	5,821	1,808	1,468	268

Cash and cash equivalents at end of period	$5,302	$1,770	$5,302	$1,770

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,972	$851	$11,820	$2,813
Net cash paid (received) during period for income taxes	$526	$176	$971	$496

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of the Business

The consolidated financial statements include the accounts of Erickson Air-Crane Incorporated (“EAC”) and its subsidiaries and affiliated companies: EAC Acquisition Corporation (“EAC Acq.”), Evergreen Helicopters, Inc. and its subsidiaries (“EHI”), CAC Development Ltd. (“Canada”), Canadian Air-Crane Ltd. (“CAC”), Erickson Air-Crane Malaysia Sdn. Bhd. (“EACM”), European Air-Crane S.p.A. (“EuAC”), EAC do Brasil Participações LTDA, Air Amazonia Serviços Aeronáuticos Ltda. (“Air Amazonia”) and Dutch Air-Crane B.V. (“DAC”) (collectively referred to as “the Company”). EuAC owns a 60% equity interest in Societa Italiania de Manutenzioni Aeroautiche S.p.A. (“SIMA”), which is an aircraft maintenance organization located in Lucca, Italy; and EACM owns a 49% equity interest in Layang-Layang Services Sdn. Bhd., which provides aircraft rental services in Malaysia.

As of September 30, 2013, the Company owned a fleet of 20 heavy lift helicopters, comprised of 13 S-64E and seven S-64F model Aircranes, and 36 medium and light lift aircraft of varying model types, comprised of 28 rotor wing aircraft and eight fixed-wing aircraft. As of September 30, 2013, the Company leased a fleet of 34 medium and light lift aircraft of varying types, comprised of 29 rotary wing aircraft and five fixed-wing aircraft. The Company’s fleet operations span the globe, including a presence in North America, South America, Europe, the Middle East, Africa, Asia, and Australia. As of September 30, 2013, 14 of the owned aircraft and 21 of the leased aircraft were deployed outside of North America.

The Company owns the Type Certificate and Production Certificate for the S-64 Aircrane which gives it the authorization to convert and remanufacture the S-64 Aircrane for its own use or to sell to third parties. The Company holds a Type Certificate issued by the European Aviation Safety Agency (“EASA”) certifying the S-64F model which allows the Aircrane to be sold to third parties in the European Union. The Company also holds a Repair Station Certificate which allows the Company to repair and overhaul airframes and components for Aircranes and certain other aircraft. During the quarter ended September 30, 2013, the Company purchased a Type Certificate from Pratt & Whitney for engines used in the S-64 Aircrane.

Fiscal 2013

On May 2, 2013, the Company closed its $400.0 million aggregate principal note offering of 8.25% second priority senior secured obligations due 2020 (the “Notes”). Net proceeds from the offering were approximately $386.4 million after deducting the initial purchasers’ commissions and estimated transaction fees and expenses. The Company used the net proceeds of the offering to (i) finance a portion of the purchase price for the EHI acquisition (see “Note 6 — Acquisitions”), (ii) refinance its 2015 Subordinated Notes and 2016 Subordinated Notes, (iii) refinance its prior senior secured asset-based revolving credit facility, comprised of the Term Debt and Revolving Line of Credit, (iv) pay related fees and expenses and (v) record the remaining cash to the balance sheet. A total of $46.0 million of the net proceeds were deposited in escrow on May 2, 2013, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, to be used toward the acquisition of Air Amazonia, the aerial services business of Brazil-based HRT Participações em Petroleo, S.A.(“HRT”). These proceeds of the offering were not released from escrow to consummate the Air Amazonia acquisition before July 31, 2013, and as a result, pursuant to the terms of the Notes, an aggregate principal amount of Notes equal to $45.0 million were redeemed, on a pro rata basis, on August 5, 2013 pursuant to a special mandatory redemption, at a price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but not including, August 5, 2013. The Company completed the acquisition of Air Amazonia on September 3, 2013, funding the purchase price with borrowings from its senior secured asset-based credit facility also entered into on May 2, 2013 (the “Revolving Credit Facility”). See “Note 6 — Acquisitions” for further information.

On May 2, 2013, the Company completed its acquisition of EHI, based in McMinnville, Oregon, and prior to the acquisition, a wholly owned subsidiary of Evergreen International Aviation, Inc. (“EIA”). EHI operated a fleet that consisted of 63 aircraft as of May 2, 2013, which included varying rotary-wing and fixed-wing types for a wide range of passenger transport and light, medium and heavy load-carrying missions. This diverse fleet serves both government and commercial customers, including programs with the U.S. military in support of overseas operations. EHI maintains a global presence with operations in North America, the Middle East, Africa, and Asia-Pacific (see “Note 6 — Acquisitions”).

On September 3, 2013, the Company completed its acquisition of Air Amazonia which included a fleet of six rotor wing aircraft and ground facilities. This fleet serves oil and gas activities in the Solimoes region of Brazil. In addition to the acquired fleet, the Company also has the right of first refusal to purchase any or all of HRT’s remaining eight aircraft over the 12 months from the closing date of the acquisition and the right of first refusal on all helicopter services in the Solimoes region of Brazil from HRT as operator, as well as on all helicopter services in all of Brazil (including offshore) from HRT.

Fiscal 2012

In April 2012, the Company completed its initial public offering of common stock in which a total of 4,800,000 shares of common stock were sold and issued, including 1,050,000 shares purchased by the existing stockholders of the Company, at an issue price of $8.00 per share. The Company raised a total of $38.4 million in gross proceeds from the initial public offering, or approximately $31.5 million in net proceeds after deducting underwriting discounts and commissions of $2.1 million and offering costs of $4.8 million. Upon the closing of the initial public offering, all shares of the Company’s redeemable preferred stock (“Redeemable Preferred Stock”) and Class A common stock then outstanding automatically converted into an aggregate of 4,802,970 shares of the Company’s common stock. Proceeds received from the initial public offering were used to pay down indebtedness.

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

Reclassification has been made to prior period amounts of deferred overhauls from aircraft support parts, net to property, plant, and equipment, net on the consolidated balance sheets and consolidated statements of cash flows to conform to current period presentation. (See “Note 4 — Aircraft Support Parts, net”). Such reclassification had no effect on previously reported consolidated statements of stockholders’ equity or statements of comprehensive income (loss).

Recent Accounting Pronouncements

In July 2013, the FASB issued accounting standards update (“ASU”) No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to resolve the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for all unrecognized tax benefits that exist at the effective date. Early adoption is permitted and retrospective application is permitted. The Company has not elected early adoption or retrospective application of this ASU and the Company will continue to evaluate the impact adopting this standard will have on its consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The standards update is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. As the Company has not ceased to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2013, the FASB issued ASU No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requiring new disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. As this guidance only requires expanded disclosures, the adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

In January 2013, the FASB issued ASU No. 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” to clarify the scope of ASU 2011-11. This ASU would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. The ASU was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods to be applied retrospectively. As this guidance only requires expanded disclosures, the adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

Note 3. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Trade accounts receivable	$67,680	$23,387
Other receivables	4,408	1,519
Less: Allowance for doubtful accounts	(742)	(460)

	$71,346	$24,446

The Company had bad debt expense of $0.3 million in the three months ended September 30, 2013 and had a net recovery of bad debt expense of $0.1 million in the three months ended September 30, 2012. The Company had bad debt expense of $0.5 million in the nine months ended September 30, 2013 and had no net bad debt expense in the nine months ended September 30, 2012.

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

At September 30, 2013, four customers made up 45.1% of the Company’s accounts receivable balance. At December 31, 2012, three customers made up 54.3% of the Company’s accounts receivable balance.

The following is a summary of customers that accounted for at least 10% of the total current and non-current trade receivables for the Company as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Fluor	14.1%	—
NAMSA(1)	12.8%	—
Army Contracting Command—Rock Island	10.5%	—
Hellenic Fire Brigade(1)	7.7%	23.9%
Italian Ministry of Civil Protection	—	15.5%
Helicorp (Australia)	—	14.9%

	45.1%	54.3%

(1)	On May 23, 2012, the Company entered into a three year agreement with the NATO Maintenance and Supply Agency (“NAMSA”), pursuant to which the Company agreed to supply aerial firefighting services in Greece for the 2012 to 2014 firefighting seasons. Prior to the agreement with NAMSA, the Company contracted directly with the Hellenic Fire Brigade to provide firefighting services in Greece. At September 30, 2013, the receivable from Hellenic Fire Brigade was classified in other non-current assets due to the long-term nature of obtaining resolution regarding the Company’s permanent establishment status in Greece.

The following is a summary of customers that accounted for at least 10% of the Company’s net revenues in the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
U.S. Forest Service	26.7%	44.9%	18.0%	32.2%
Fluor (1)	14.0%	—	12.0%	—
NAMSA (Greece)	6.8%	13.0%	4.4%	8.4%
Italian Ministry of Civil Protection	1.1%	14.1%	3.7%	14.3%

	48.6%	72.0%	38.1%	54.9%

(1)	Fluor was a customer serviced by EHI for the three months and nine months ended September 30, 2012.

The Company entered into a collaborative agreement during the three months ended September 30, 2013 for the ongoing development and testing of composite main rotor blades for the Aircrane and the CH-54. The agreement calls for the parties to equally share costs associated with the completion of testing. Under the agreement, once the testing and certifications are completed, the Company maintains the sole and exclusive right to sell the blades for the S-64E and S-64F helicopters to third parties. The purchaser of the intellectual property received the sole and exclusive right to sell the composite blades for the CH-54A and CH-54B helicopters to third parties. The initial sale of the intellectual property to the counterparty of the collaborative agreement was recorded in net revenues on the Company’s consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013. The Company’s portion of ongoing project costs, to the extent they qualify for capitalization on the Company’s consolidated balance sheets, are included as aircraft support parts, net and property, plant, and equipment, net. The Company’s portion of these costs that are to be expensed as incurred are classified on the Company’s consolidated statements of comprehensive income (loss) as research and development expense.

Note 4. Aircraft Support Parts, net

Aircraft support parts, net consists of aircraft parts and work-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized in aircraft support parts include materials, labor, and operating overhead. Work-in-process consists of remanufactured aircraft in various stages of production and in-process aircraft support parts. Upon completion of an aircraft remanufacture, based on the demand for the Company’s services, the Company may transfer an aircraft into its fleet. As of September 30, 2013 and December 31, 2012, there were zero and one aircraft being remanufactured, respectively.

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

Aircraft support parts consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Aircraft parts	$112,804	$71,331
Work-in-process(1)	18,030	27,770
Less: Excess and obsolete reserve	(5,895)	(6,060)

Total	$124,939	$93,041

(1)	Work-in-process includes aircraft being remanufactured of zero and $8.5 million at September 30, 2013 and December 31, 2012, respectively.

Note 5. Aircraft and Property, Plant and Equipment

Aircraft consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Aircraft	$150,204	$82,735
Less: accumulated depreciation	(21,497)	(16,062)

	$128,707	$66,673

Property, plant, and equipment consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Land and land improvements	$308	$308
Buildings	5,736	1,499
Vehicles and equipment	25,443	22,702
Deferred overhauls, net (see Note 4)	60,770	36,256
Construction-in-progress (see Note 4)	15,379	6,821

	107,636	67,586
Less: accumulated depreciation	(15,710)	(12,911)

	$91,926	$54,675

During the three months ended September 30, 2013 and September 30, 2012, depreciation expense was $4.2 million and $2.3 million, respectively. During the nine months ended September 30, 2013 and September 30, 2012, depreciation expense was $9.9 million and $6.3 million, respectively. During the three months ended September 30, 2013 and September 30, 2012, amortization expense associated with deferred overhauls was $6.6 million and $5.4 million, respectively. During the nine months ended September 30, 2013 and September 30, 2012, amortization expense associated with deferred overhauls was $14.3 million and $10.1 million, respectively.

Note 6. Acquisitions

Evergreen Helicopters, Inc.

On May 2, 2013, the Company completed its acquisition of EHI, based in McMinnville Oregon, and prior to the acquisition, a wholly owned subsidiary of EIA. EHI operates a fleet of aircraft of varying rotary-wing and fixed-wing types for a wide range of passenger transport and light, medium and heavy load-carrying missions. This diverse fleet serves both government and commercial customers, including programs with the U.S. military in support of overseas operations. EHI maintains a global presence with operations in North America, the Middle East, Africa, and Asia-Pacific.

The Company purchased 100% of the outstanding share capital of EHI for $251.6 million, consisting of $186.6 million in cash, $17.5 million in the Company’s subordinated notes, and 4,008,439 shares of the Company’s Mandatorily Convertible Cumulative Participating Preferred Stock, Series A (the “Series A Preferred Stock”) valued at $47.5 million based on an agreed upon value of $11.85 per share. The Series A Preferred Stock, converted according to its terms at the Company’s option into an equal number of shares of common stock. The fair value of the Series A Preferred Stock issued as part of the consideration transferred was measured on the acquisition date at the then-current fair value and resulted in a per share equity component different from the $11.85 per share agreed upon value of preferred stock of the Company. The Company issued 4,008,439 shares of Series A Preferred Stock, valued at $78.0 million, or $19.47 per share on the acquisition date. The fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.0%.

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

The following table presents the fair value of the consideration transferred (in thousands):

Consideration Transferred
Cash	$186,615
Consideration for nine aircraft purchased from an affiliated entity of EIA	12,971
Prepayment of aircraft lease expense to an affiliated entity of EIA	6,808
Prepayment of McMinnville headquarters lease	2,616

Total cash consideration transferred	209,010
Series A Preferred Stock	78,044
Subordinated notes	15,900
Term loan note receivable	(4,960)

Total consideration transferred	$297,994

The Company incurred approximately $1.7 million and $7.2 million in acquisition and integration-related expenses during the three months and nine months ended September 30, 2013, respectively, which are included in general and administrative expenses.

The assets purchased and liabilities assumed for EHI have been reflected in the Company’s consolidated balance sheet as of September 30, 2013, and the results of operations of EHI are included in the Company’s consolidated statements of comprehensive income (loss) since the closing date of the acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing the purchase accounting related to the acquisition, including the working capital adjustment under the purchase agreement; thus, the estimated amounts presented herein are subject to change:

(in thousands)	May 2, 2013
Cash and cash equivalents	$140
Accounts receivables	25,134
Prepaid expenses and other current assets	2,036
Aircraft support parts	20,380
Aircraft, net	23,291
Property, plant and equipment	35,413
Goodwill(1)	248,466
Other intangible assets	19,700
Other non-current assets	5,005
Accounts payable	(39,634)
Accrued liabilities	(22,358)
Uncertain tax positions	(11,030)
Other long-term liabilities	(8,549)

Total purchase price	$297,994

(1)	EHI has certain Federal Aviation Administration certificates (“FAA Certificates”) and Department of Defense Commercial Airlift Review Board designations (“DOD CARB”). EHI had accumulated FAA Certificates and DOD CARB through its 50 years of operating history and it would require a significant amount of resources and time for an independent party to recreate these intangible assets. FAA Certificates and DOD CARB are designated to specific aircraft and cannot be transferred or purchased separately and are considered a part of goodwill.

Intangible assets assumed include goodwill of $248.5 million, customer relationships of $19.3 million amortized over a period of 9 years, and tradenames of $0.4 million amortized over a period of 6 months. The goodwill and other intangible assets totaling $268.2 million will be amortized over a 15 year period for tax purposes.

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

Pro Forma Results of Operations

The following pro forma information presents a summary of the Company’s results of operations assuming the EHI acquisition had occurred at the beginning of the periods presented. The pro forma results include the straight-line amortization associated with acquired intangible assets consisting of customer relationships of $19.3 million amortized over a period of nine years and tradenames of $0.4 million amortized over a period of six months, fair value adjustments to depreciable property, plant, and equipment assets, and interest expense associated with debt used to fund the acquisition. The following pro forma information assumes the shares of Series A Preferred Stock had converted into the same number of shares of common stock at the beginning of the periods presented. To better reflect the combined operating results, significant nonrecurring acquisition-related expenses directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma information is not necessarily indicative of the results that would have occurred if the acquisition had been completed at the beginning of the periods presented, nor is it necessarily indicative of future results.

(in thousands, except share and per share data)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine months Ended September 30, 2013	Nine months Ended September 30, 2012
Net revenues	$120,226	$127,158	$286,231	$294,110
Net income (loss) attributable to common stockholders	$14,525	$20,524	$20,252	$18,573
Net income (loss) per share attributable to common stockholders
Basic	$1.05	$1.49	$1.47	$1.85
Diluted	$1.05	$1.49	$1.47	$1.85
Weighted average shares outstanding
Basic(1)	13,784,537	13,764,917	13,762,947	10,059,785
Diluted(1)	13,813,519	13,764,917	13,779,663	10,059,785

(1)	Weighted average shares outstanding for the purposes of the above pro forma calculation assume the 4,008,439 shares of Series A Preferred Stock converted into the same number of shares of common stock at the beginning of the periods presented.

Air Amazonia

On September 3, 2013, the Company completed its acquisition of Air Amazonia, the aerial services business of HRT, based in Brazil, including a fleet of six rotor wing aircraft and ground facilities. This fleet serves oil and gas activities in the Solimoes region of Brazil. In addition to the acquired fleet, the Company also has the right of first refusal to purchase any or all of HRT’s remaining eight aircraft over the 12 months from the closing date of the acquisition and the right of first refusal on all helicopter services in the Solimoes region of Brazil from HRT as operator, as well as on all helicopter services in all of Brazil (including offshore) from HRT.

In connection with the acquisition of Air Amazonia, consideration transferred included cash of $23.1 million at closing for the business, which includes a fully operational fleet of six rotary-wing aircraft of varying types and mission capabilities and an additional $3.0 million within 12 months of closing.

During the three months and nine months ended September 30, 2013, the Company incurred approximately $0.6 million and $1.3 million in acquisition and integration-related expenses, respectively, and these costs are included in general and administrative expenses.

The assets purchased and liabilities assumed for Air Amazonia have been reflected in the Company’s consolidated balance sheet as of September 30, 2013, and the results of operations of Air Amazonia are included in the Company’s consolidated statements of comprehensive income (loss) since the closing date of the acquisition. The preliminary assessment included aircraft of $20.0 million and goodwill and other intangible assets of $7.6 million. The Company is in the process of finalizing the purchase accounting related to the acquisition, including the working capital adjustment under the purchase agreement; thus, the estimated amounts presented herein are subject to change.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred maintenance on aircraft (see Note 6)	$13,824	$—
Compensation and benefits, including taxes	11,335	6,630
Interest	12,371	1,099
Deferred revenue	1,741	1,242
Advance from Cambiano (see Note 8)	—	2,025
Cost per hour (see Note 15)	1,087	3,569
Other	9,786	5,097

Total	$50,144	$19,662

Note 8. Debt

Outstanding debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Notes	$355,000	$—
Revolving Credit Facility	54,513	—
2020 subordinated notes	16,060	—
Term debt	—	48,750
Revolving line of credit	—	22,452
2015 and 2016 subordinated notes	—	26,674

	$425,573	$97,876

Notes Offering

On May 2, 2013, the Company closed its $400.0 million aggregate principal note offering. The Notes bear interest at 8.25%, are second priority senior secured obligations, and are due in 2020. The Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries.

The Company used the net proceeds of the offering to (i) finance a portion of the purchase price for the EHI acquisition, (ii) refinance its 2015 Subordinated Notes and 2016 Subordinated Notes, (iii) refinance its prior senior secured asset-based revolving credit facility, comprised of the Term Debt and Revolving Line of Credit, (iv) pay related fees and expenses, and (v) record the remaining cash to the balance sheet.

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

The interest rate on the Notes is fixed at 8.25%. The outstanding balance under the Notes at September 30, 2013 was $355.0 million.

A total of $46.0 million of the net proceeds were initially deposited in escrow, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, to be used toward the acquisition of Air Amazonia. Pursuant to the terms of the Notes, these proceeds of the offering were not released from escrow to consummate the Air Amazonia acquisition before July 31, 2013, and as a result, an aggregate principal amount of Notes equal to $45.0 million were redeemed, on a pro rata basis, on August 5, 2013 pursuant to a special mandatory redemption, at a price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but not including, August 5, 2013. The Company funded the purchase price of the Air Amazonia acquisition with borrowings from its Revolving Credit Facility during the fiscal quarter ended September 30, 2013 (see “Note 6 —Acquisitions”).

Revolving Credit Facility

On May 2, 2013, the Company entered into the Revolving Credit Facility, providing a new $100.0 million, five-year revolving credit facility with a group of financial institutions led by Wells Fargo Bank N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA. On June 14, 2013, the Revolving Credit Facility was amended to increase the maximum aggregate amount that the Company may borrow from $100.0 million to $125.0 million. The interest rate under the Revolving Credit Facility is 325-450 basis points over LIBOR depending on the Company’s senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes and the Company used a portion of the proceeds to fund the purchase price of the Air Amazonia acquisition.

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

The outstanding balance under the Revolving Credit Facility at September 30, 2013 was $54.5 million. The weighted average interest rate for borrowings under the Revolving Credit Facility for the three and nine months (from inception on May 2, 2013) ended September 30, 2013 was 5.34% and 5.43%, respectively. The interest rate at September 30, 2013 was 5.03%. As of September 30, 2013 the Company had $4.6 million in outstanding standby letters of credit under the Revolving Credit Facility and maximum borrowing availability was $65.8 million.

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

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. The outstanding balance under the 2020 Subordinated Notes at September 30, 2013 was $17.5 million, comprised of the $16.0 million fair value and $1.5 million related to the unamortized discount on the debt, for the three months and nine months ended September 30, 2013. The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00%.

Term Debt and Revolving Line of Credit

At the end of June 2010, the Company entered into a credit agreement with a bank syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”), which consisted of up to $132.5 million in senior secured asset-based revolving credit facilities, including a $65.0 million term loan facility (“Term Debt”) and a revolving credit facility (“Revolving Line of Credit”) of up to $67.5 million. The Revolving Line of Credit had a $30.0 million sublimit for issuance of letters of credit and a $10.0 million sublimit for swingline loans. In connection with the $400.0 million Notes offering and the Revolving Credit Facility, all of the Term Debt and Revolving Line of Credit, were paid in full to Wells Fargo and were discontinued on May 2, 2013.

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

The weighted average interest rate for borrowings under the Revolving Line of Credit facility for the period from January 1, 2013 to the termination date of May 2, 2013 was 3.91%. The weighted average interest rate for borrowings under the Revolving Line of Credit for the three and nine months ended September 30, 2012 was 3.84% and 3.90%, respectively. The interest rate at December 31, 2012 was 3.75%. Maximum borrowing availability was $43.0 million as of December 31, 2012. The Company had $2.0 million of outstanding standby letters of credit issued under the Revolving Line of Credit as of December 31, 2012. In connection with the consummation of the Revolving Credit Facility, all standby letters of credit were transferred to the Revolving Credit Facility on May 2, 2013.

The weighted average interest rate for the Term Debt borrowings for the period from January 1, 2013 to the termination date of May 2, 2013 was 3.13%. The weighted average interest rate for the term loan borrowings for the three and nine months ended September 30, 2012 was 3.47% and 3.33%, respectively. The interest rate at December 31, 2012 was 3.13%. At December 31, 2012 the outstanding balance under the term loan facility was $48.8 million.

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

The weighted average interest rate for the 2015 and 2016 Subordinated Notes for the period from January 1, 2013 to the termination date of May 2, 2013 was 10.0%. The weighted average interest rate for the 2015 and 2016 Subordinated Notes for the three and nine months ended September 30, 2012 was 10.0% and 13.9%, respectively. For the 2015 and 2016 Subordinated Notes, the interest rate was 10.0% and the balance was $26.7 million at December 31, 2012.

Advance from Cambiano

On July 29, 2008, EuAC entered into an Agreement with Banca Di Credito Cooperativo Di Cambiano (“Cambiano”) whereby EuAC may request advances up to €6.0 million. On July 29, 2013, EuAC entered into an Amended Agreement which reduced the available advances from €6.0 million to €4.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. There were no advances outstanding as of September 30, 2013 and $2.0 million (€1.5 million) of advances outstanding as of December 31, 2012 under this arrangement included within accrued liabilities. The agreement may be canceled by either party at any time.

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

Note 9. Income Taxes

The Company’s effective income tax rate for the three months ended September 30, 2013 and 2012 was 38.8% and 38.2%, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2013 and 2012 was 37.5% and 38.1%, respectively. The Company’s effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given period.

In accounting for income taxes, the Company recognizes deferred tax assets if realization of such assets is more likely than not. The Company believes, based on factors including, but not limited to, the ability to generate future taxable income from reversing taxable temporary differences and forecasts of financial and taxable income or loss by jurisdiction, that as of September 30, 2013 it is more likely than not that the Company will realize all of its deferred tax assets, including its net operating loss carry forwards and tax credits. The Company’s utilization of net operating loss carryforwards and credit may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382.

On May 2, 2013, the Company acquired EHI and the Company intends to make a 338(h)(10) election to treat the acquisition as an asset purchase. EHI’s assumed liabilities upon acquisition included $11.0 million in uncertain tax positions, $2.8 million of related accrued tax penalties, and $5.8 million of related accrued interest. Aside from EHI’s uncertain tax positions accrual assumed upon acquisition, as of September 30, 2013, there have been no material changes to the Company’s uncertain tax position disclosure at December 31, 2012 included in the Company’s annual report on Form 10-K filed with the SEC on March 8, 2013.

As of September 30, 2013, primarily due to the acquisition of EHI, long term liabilities included unrecognized tax benefits related to uncertain tax positions of $18.3 million, related accrued interest of $6.7 million, and related accrued penalties of $4.3 million. During the three months ended September 30, 2013, the Company recorded $0.5 million of income tax expense related to uncertain tax positions, $0.6 million of interest expense related to these tax contingencies and $0.3 million of expense for associated penalties. During the nine months ended September 30, 2013, the Company recorded $1.3 million of income tax expense related to uncertain tax positions, $0.9 million of interest expense related to these tax contingencies and $0.7 million of expense for associated penalties.

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

On September 3, 2013, the Company completed its acquisition of Air Amazonia and the Company intends to make a 338(g) election for Air Amazonia. The Company intends to record goodwill for Brazil income tax purposes for the amount paid in excess of the net equity of Air Amazonia, which may result in the generation of an amortizable premium or a step-up in the tax bases of otherwise depreciable or amortizable assets.

The Company is currently under tax examination in Italy for the financial year 2010. The tax authority completed its examination on October 7, 2013 and subsequently issued proposed adjustments. The proposed adjustments are not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

The Greek tax authorities are currently conducting a permanent establishment examination of the Company for the Company’s financial years 2010 and 2011. As of September 30, 2013, unrecognized tax benefits include all material uncertain tax positions associated with the examination. The Company is not under examination by tax authorities in any other jurisdictions.

Note 10. Authorized Capital Stock

On May 2, 2013, the Company purchased 100% of the outstanding share capital of EHI from EIA for consideration that included 4,008,439 shares of Series A Preferred Stock. The Series A Preferred Stock converted according to its terms, at the Company’s option, into an equal number of shares of the Company’s common stock, on August 20, 2013, following the Company obtaining stockholder approval of the issuance of shares of its common stock upon such conversion under Nasdaq Marketplace Rules.

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

Note 11. Reportable Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Prior to May 2, 2013, the Company’s reportable operating segments were Aerial services, which consisted of firefighting, timber harvesting, infrastructure construction, and crewing, and Manufacturing/MRO, which consisted of aftermarket support and maintenance, repair, and overhaul (“MRO”) services for the Aircrane and other aircraft and the remanufacture of Aircranes and related components. On May 2, 2013, the Company completed its acquisition of EHI. As a result of the acquisition, the Company established new reportable operating segments to assess performance by type of customer, Government and Commercial. Segment data for prior periods has been reclassified to reflect the establishment of the Government and Commercial segments. The Government segment includes firefighting, defense and security, and transportation and other operating segments, as these lines of business are primarily contracted with government customers. The Commercial segment includes both logging and construction operating segments, as these lines of business are primarily contracted with commercial customers.

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

Government. The Company’s Government revenue is derived primarily from contracts with various governments who use its services for firefighting, defense and security, and transportation and other government-related activities. Many of the Company’s contracts for Government services are multi-year and provide the majority of its current revenue backlog.

•	Firefighting Contracts. The Company generally charges a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. The Company has both domestic and international contracts, which may be exclusive-use or call-when-needed in nature. Exclusive-use contracts denote that the Company is obligated to provide, and its customers are obligated to take and pay for, the use of the Company’s services. Call-when-needed contracts are contracts with pre-negotiated terms under which the Company may elect to provide services if requested.

•	Defense and Security. The Company generally charges a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. The Company has both domestic and international contracts, but the majority of its defense and security-related work is performed outside of the U.S.

•	Transportation and Other Government-Related Activities. This line of business captures several types of government services including transportation of items for various government entities that are not defense or security related, crewing and cost per hour (“CPH”) services for government customers, as well as other government-related services. Crewing services are typically for customers who have purchased an Aircrane but lack trained or certified operating personnel-related to the Aircrane. The Company offers pilots and field maintenance crews as part of its crewing services. For government customers who desire better predictability and stability in their aircraft operating costs, the Company offers CPH contracts in which it provides major components and rotable parts at a fixed cost per flight hour.

Commercial. The Company’s Commercial revenue is derived primarily from timber harvesting, infrastructure construction, and manufacturing/ MRO.

•	Timber Harvesting Contracts. The Company generally operates on either an hourly rate structure or a per cubic meter of high grade timber delivered basis. The Company serves a variety of customers in North America and Asia.

•	Infrastructure Construction Contracts. The Company’s infrastructure construction operations vary from short-term construction jobs (generally one to five days in duration) to longer-term jobs (several months or years in duration) within the oil and gas, construction, energy transmission, and energy generation industries.

•	MRO, Component Part Sale, and Other. The Company has an ongoing revenue stream from customers who own or operate either Aircranes or the military version CH-54s, or other aircraft and require parts support for their helicopters. Further, the Company provides services to customers who own or operate Aircranes, CH-54s, or other aircraft and need their aircraft components repaired or overhauled by a certified facility. The Company is also pursuing aftermarket opportunities to manufacture and sell parts or provide maintenance, repair, or overhaul for other aircraft components.

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

The following table sets forth information about the Company’s operations by its two reportable segments. Amounts identified as “Corporate” are assets or expenses that are not directly attributable to a specific segment:

Revenue by Reportable Segment (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net revenues:
Government	$92,908	$57,628	$154,370	$88,152
Commercial	27,318	18,633	71,386	53,595

	$120,226	$76,261	$225,756	$141,747

Gross Profit by Reportable Segment (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Gross Profit:
Government	$63,272	$36,995	$102,603	$53,616
Commercial	14,804	9,992	39,814	29,448
Non-allocated costs(1)	(31,891)	(10,445)	(69,469)	(32,162)

	$46,185	$36,542	$72,948	$50,902

(1)	Non-allocated costs include costs that are shared by both of the reporting segments but are not allocated to the operating segments for the use of the CODM and expenses that are not directly attributable to the operating segments.

Assets by Reportable Segment (in thousands):

	September 30, 2013	December 31, 2012
Assets:
Government	$49,874	$16,573
Commercial	14,875	14,929
Corporate(1)	347,252	24,103
Fixed assets (2)	341,403	201,218

Total assets	$753,404	$256,823

(1)	Corporate assets are comprised primarily of cash, prepaid and other current assets, intangible assets, net, goodwill and deferred tax assets.
(2)	Fixed assets are comprised of the aircraft fleet and fleet support assets including aircraft, net, aircraft support parts, net, and property, plant, and equipment, net. Property, plant, and equipment, net are primarily used to support the aircraft fleet, with minimal amounts allocated to the corporate function.

A reconciliation of the Company’s segment gross profit to operating income(loss) for the three and nine month periods ended September 30, 2013 and September 30, 2012 is as follows (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Reconciliation to operating income (loss):
Government gross profit	$63,272	$36,995	$102,603	$53,616
Commercial gross profit	14,804	9,992	39,814	29,448
Non-allocated costs of revenue(1)	(31,891)	(10,445)	(69,469)	(32,162)
Operating expenses, net(2)	(12,903)	(6,065)	(35,109)	(19,007)

Total operating income (loss)	$33,282	$30,477	$37,839	$31,895

(1)	Non-allocated costs include costs that are shared by both of the reporting segments but are not allocated to the operating segments for the use of the CODM and expenses that are not directly attributable to the operating segments.
(2)	Other corporate expenses include research and development, corporate sales and marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs.

Revenue by Geographic Area (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net revenues:
North America	$63,941	$49,493	$105,801	$82,282
Middle East	25,308	—	41,012	—
Europe	9,425	20,710	19,558	33,839
Asia	9,379	2,358	16,927	7,553
South America	4,632	3,700	15,670	10,419
Africa	7,541	—	12,185	—
Australia	—	—	14,603	7,654

Total net revenues	$120,226	$76,261	$225,756	$141,747

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

Legal Proceedings

ST Aerospace Matter

ST Aerospace Services, Co. (“ST Aerospace”), a judgment creditor of EIA, served a Writ of Garnishment on the Company on April 11, 2013 in connection with a judgment entered against EIA in favor of ST Aerospace, in the amount of approximately $3.6 million, also the amount of the garnishment. EIA is the former parent company of EHI. The Company responded that, at the time of its receipt of the Writ of Garnishment on April 11, 2013, the Company did not owe any money or property to EIA. ST Aerospace has since filed an Order for Appearance and requested discovery. A hearing concerning this matter was held in September, 2013. The Company believes it has a strong position in this matter and has not accrued an amount for the related contingent liability.

EHI was party to the following legal proceedings at the date of acquisition. Under and subject to the terms and conditions of the Stock Purchase Agreement, dated March 18, 2013, as amended on May 1, 2013 by the First Amendment to Stock Purchase Agreement, by and among the Company, EIA and the other parties named therein (the “SPA”), the Seller, EIA, is contractually obligated to defend these matters on the Company’s behalf and to indemnify the Company for any liabilities that may result from the claims. The Company believes it has a strong position in these matters and has not accrued an amount for the related contingent liabilities.

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

Stockholder Action

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

Evergreen Helicopters, Inc. (“EHI”) Acquisition

In connection with the Company’s acquisition of EHI, the Company entered into a stock purchase agreement (the “Second Lien SPA”) with all of the second lien lenders of EIA, including two of the ZM Funds and certain of their affiliates, pursuant to which the Company would issue 3,375,527 shares of its Series A Preferred Stock to EIA’s second lien lenders. To facilitate the Company’s acquisition of EHI, the second lien lenders, including two of the ZM Funds and certain of their affiliates, executed certain waivers and consents pursuant to the EIA’s amended and restated second lien credit agreement and certain related agreements (the “EIA Second Lien Credit Facility”) with Wilmington Trust FSB and certain lenders listed therein, including two of the ZM Funds and certain of their affiliates.

The EIA Second Lien Credit Facility provided a loan facility of up to $100.0 million, with loans bearing interest at an annual rate of 11.0% plus the greater of (a) the prime rate and (b) the federal funds effective rate plus 0.5%; provided that in no event shall the rate be lower than 5.0%, or for Eurodollar borrowing 12.0% plus LIBOR (with a 3.0% floor) plus statutory reserves, and loans were entitled to certain annual payments in kind. The EIA Second Lien Credit Facility was secured by a second lien security interest in substantially all of EIA’s and EHI’s assets, certain guarantees and other collateral. The loans under the EIA Second Lien Credit Facility were to mature on September 30, 2015. The EIA Second Lien Credit Facility provided that certain assets sales by EIA, including the Company’s acquisition of EHI, required that all loans be repaid in full and loan availability be permanently reduced to zero.

In connection with the EHI acquisition, which was funded with a portion of the proceeds from the Notes offering (See “Note 8 — Debt”), two of the ZM Funds and certain of their affiliates received 1,689,155 shares of Series A Preferred Stock as repayment of $20.0 million of principal of their pro rata share of the EIA Second Lien Credit Facility. In addition, two of the ZM Funds and certain of their affiliates forgave $2.5 million of their pro rata share of the EIA Second Lien Credit Facility in connection with the EHI acquisition and retained approximately $37.9 million in the EIA Second Lien Credit Facility.

In addition, the Company issued 632,911 shares of its Series A Preferred Stock to EIA’s first lien lenders in connection with the Company’s acquisition of EHI and certain of those first lien lenders sold their shares to certain of the EIA second lien lenders, including two of the ZM Funds and certain of their affiliates. A total of 1,984,680 shares of Series A Preferred Stock were issued to two of the ZM Funds and certain of their affiliates (including shares that two of the ZM Funds and certain of their affiliates purchased from the EIA first lien lenders).

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

There were no open foreign currency forward contracts as of September 30, 2013. The following presents a summary of open foreign currency forward contracts as of December 31, 2012 (all contracts were obligations for the Company to deliver foreign currency—i.e., short positions) (in thousands):

Purpose/Maturity	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
December 31, 2012:
Australia—Aerial operations maturing through March 2013	AUD 6,865	$6,673	$7,089	$(416)

In accordance with ASC Topic 820 “Fair Value Measurements and Disclosures”, the Company’s foreign currency forward contracts are measured at fair value within Level 2 of the fair value hierarchy, defined as a fair value measurement using inputs other than quoted prices in active markets for similar assets or liabilities that are either directly or indirectly observable. Specifically, the contracts are valued using quoted market prices for contracts with similar terms and maturity dates.

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

During the three months ended September 30, 2013 and September 30, 2012, the Company recorded zero and $3.3 million in net CPH expense, respectively.

During the nine months ended September 30, 2013 and September 30, 2012, the Company recorded $0.1 million in net income and $5.2 million in net expense related to CPH contracts, respectively. As of September 30, 2013 and December 31, 2012, the Company’s CPH liability reserve was $1.1 million and $3.6 million, respectively. The Company’s only remaining CPH contract matured in June 2013. As part of the Company’s short term contract with the Italian Forest Service to provide crewing services for the 2013 fire season, the Italian Forest Service has elected to purchase MRO parts directly from the Company in lieu of utilizing its CPH services.

Note 16. Variable Interest Entity

An entity is generally considered a variable interest entity (a “VIE”) that is subject to consolidation under ASC Topic 810 “Consolidation”, if the total equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; or as a group, the holders of the equity investment at risk lack any one of the following characteristics: (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance; (b) the obligation to absorb expected losses of the entity; or (c) the right to receive the expected residual returns of the entity.

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

The Company believes that EuAC is a VIE and that the Company is the primary beneficiary of the VIE due to its ability to make decisions about the entity’s activities, the exposure to the expected losses of the entity if they occur, and the right to receive the expected residual returns of the entity if they occur. As such, the consolidated financial statements include the balances of EuAC.

At September 30, 2013, EuAC consolidated VIE assets and liabilities were $5.7 million and $3.0 million, respectively. At December 31, 2012, EuAC consolidated VIE assets and liabilities were $8.5 million and $5.8 million, respectively. As of September 30, 2013 and December 31, 2012, $1.1 million and $1.0 million, respectively, of noncontrolling interest relating to the other owners’ stockholdings in EuAC is reflected in stockholders’ equity in the accompanying consolidated balance sheets.

Note 17. Seasonality

The Company’s flight hours are substantially reduced in winter or monsoon seasons. The global deployment of the Company’s helicopters and crews helps to limit the effect of seasonality, but the Company’s operations tend to peak in June through October and to be at a low point in January through April. The Company believes the acquisitions of EHI, which primarily services the Department of Defense, and Air Amazonia, which services an oil and gas related customer in Brazil, will reduce seasonality and further diversify its end market and customer mix.

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

On May 2, 2013, the Company issued 4,008,439 shares of Series A Preferred Stock in the EHI acquisition. On August 20, 2013, following the Company obtaining stockholder approval of the issuance of shares of its common stock upon conversion of the Series A Preferred Stock, the Series A Preferred Stock converted according to its terms, at the Company’s option, into an equal number of shares of the Company’s common stock.

The following table presents the computation of basic and diluted earnings (loss) per share (net income in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net income (loss) attributable to common shareholders	$14,525	$17,556	$11,356	$13,384

Basic weighted average shares outstanding	11,562,465	9,756,478	10,356,507	6,051,346
Dilutive effect of stock-based awards	28,982	—	16,716	—
Dilutive effect of Series A Preferred Stock	2,222,067		748,827

Dilutive weighted average shares outstanding	13,813,514	9,756,478	11,122,050	6,051,346

Basic earnings (loss) per share	$1.26	$1.80	$1.10	$2.21

Diluted earnings (loss) per share	$1.05	$1.80	$1.02	$2.21

Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	—	180,095	—	180,095

Note 19. Stock-based Compensation

In 2012, the Company adopted a Long Term Incentive Plan and reserved for issuance 417,649 shares of its common stock. The goal of the plan is to align the interests of the Company’s eligible participants with the interests of its stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain and motivate key personnel. There were 56,389 shares available for grant under the Long Term Incentive Plan at September 30, 2013. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit awards activity during the nine months ended September 30, 2013:

	Restricted Stock Award Units	Weighted-Average Grant Date Fair Value Per Unit
Outstanding unvested at December 31, 2012	158,557	$7.73
Granted	12,414	8.40
Vested restricted stock units	(86,016)	8.65
Forfeited	(24,642)	7.78

Outstanding unvested at September 30, 2013	60,313	7.56

During the three month periods ended September 30, 2013, the Company did not grant any restricted stock awards and during the three months ended September 30, 2012, the Company granted 103,748 restricted stock awards. The Company recognized approximately $0.3 million and $0.4 million in stock-based compensation expense during the three month periods ended September 30, 2013 and September 30, 2012, respectively. During the nine month periods ended September 30, 2013 and September 30, 2012, the Company granted 12,414 and 383,085 restricted stock awards, respectively. The Company recognized approximately $0.7 million and $1.7 million in stock-based compensation expense during the nine month periods ended September 30, 2013 and 2012, respectively.

Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards as of September 30, 2013 is expected to be recognized, over a weighted average period of 1.5 years, as follows (in thousands):

Unamortized Compensation Expense
2013	$103
2014	237
2015	64
2016	19
2017	14
Thereafter	—

Total	$437

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. You can identify forward-looking statements by words such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other comparable terminology. These forward-looking statements are based on management’s current expectations but they involve a number of risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of risks and uncertainties, which include: that we recently completed both the Air Amazonia and Evergreen Helicopters, Inc. (“EHI”) acquisitions and we may not realize the benefits of these acquisitions on a timely basis or at all; our ability to integrate these businesses successfully or in a timely and cost-efficient manner; our ability to successfully expand these businesses, enter new markets and manage international expansion; that we do not have extensive operating history in the aerial services segments, in the geographic areas, or with the types of aircraft historically operated by EHI and Air Amazonia; that the anticipated reduction in troops in Afghanistan in the near-term may adversely affect us; that we operate in certain dangerous and war-affected areas, which may result in hazards to our fleet and personnel; the hazards associated with our helicopter operations, which involve significant risks and which may result in hazards that may not be covered by our insurance or may increase the cost of our insurance; our safety record; our substantial indebtedness; that we and our subsidiaries may still incur significant additional indebtedness; our failure to obtain any required financing on favorable terms; compliance with debt obligations, which could adversely affect our financial condition and impair our ability to grow and operate our business; cancellations, reductions or delays in customer orders; our ability to collect on customer receivables; weather and seasonal fluctuations that impact aerial services activities; competition; reliance on a small number of large customers; the impact of short-term contracts; the availability and size of our fleet; the impact of government spending; the impact of product liability and product warranties; the ability to attract and retain qualified personnel; the impact of environmental and other regulations, including FAA regulations and similar international regulations; our ability to accurately forecast financial guidance; our ability to convert backlog into revenues and appropriately plan expenses; worldwide economic conditions (including conditions in the geographic areas in which we operate); our reliance on a small number of manufacturers; the necessity to provide components or services to owners and operators of aircraft; our ability to effectively manage our growth; our ability to keep pace with changes in technology; our ability to adequately protect our intellectual property; our ability to successfully enter new markets and manage international expansion; our ability to expand and market manufacturing and maintenance, repair and overhaul services; the potential unionization of our employees; the fluctuation in the price of fuel; the impact of changes in the value of foreign currencies; and the risks of doing business in developing countries and politically or economically volatile areas; as well as other risks and uncertainties more fully described under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as well as the other reports we file with the SEC from time to time.

You should not place undue reliance on any forward-looking statements. Erickson Air-Crane assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable laws.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand our business and operations. The following discussion and analysis should be read together with our consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. See “—Forward-Looking Statements.”

This overview summarizes the MD&A, which includes the following sections:

•	Recent Developments — highlights from the third quarter of 2013 outlining some of the major events that happened during the quarter and how they affected our financial performance, as well as other recent developments

•	Overview of our Business — a review of our business and our business operating segments

•	Trends and Uncertainties Affecting our Business— some of the known trends, demands, events, and uncertainties that have had material effects on our results of operations for the three and nine month periods presented for 2013 and 2012 in our consolidated financial statements or are reasonably likely to have material effects in the future

•	Results of Operations — an analysis of the results of our operations for the three and nine month periods presented for 2013 and 2012 in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of comprehensive income. This section also includes financial and statistical data regarding our view of 2013

•	Liquidity and Capital Resources — an analysis of cash flows and sources and uses of cash, including some of the known trends, demands, events, and uncertainties that will or are reasonably likely to have a material impact on our liquidity and capital resources

•	Off-balance Sheet Arrangements — an overview of off-balance-sheet arrangements outstanding as of September 30, 2013

•	Critical Accounting Policies and Estimates — critical accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts

RECENT DEVELOPMENTS

•	On September 3, 2013, we closed on our acquisition of Air Amazonia Serviços Aeronáuticos Ltda. (“Air Amazonia”), the aerial services business of Brazil-based HRT Participações em Petróleo S.A. (“HRT”).

•	We experienced no aircraft accidents, maintained our Safety and Health Achievement Recognition Program (SHARP) certification, and maintained zero findings on all FAA audits.

•	We purchased a Type Certificate from Pratt & Whitney for engines used in the S-64 Aircrane.

•	Effective September 9, 2013, we appointed Eric Struik as our Chief Financial Officer.

•	We entered into a three-year aerial firefighting contract, with two optional one-year extensions, to support National Aerial Firefighting Centre operations in Australia, valued at $60 million.

Financial Highlights – Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Our revenue for the three months ended September 30, 2013 was $120.2 million or $44.0 million higher than the same period in 2012. This 57.7% increase was primarily driven by the addition of EHI coupled with an increase in MRO revenues primarily due to our sale of intellectual property associated with our composite main rotor blade program and growth in infrastructure construction, which was partially offset by decreases in transport and other governmental activities and firefighting. We flew 3,956 more hours in the third quarter of 2013 than in the third quarter of 2012, an increase of 67.7% primarily driven by the addition of EHI activity, partially offset by decreased transport and firefighting flight hours.

Our heavy lift fleet utilization (calculated as the number of days on contract as a percentage of total available days) decreased from 98% in the third quarter of 2012 to 90% in the third quarter of 2013. Our medium and light rotary wing fleet utilization was 53% in the third quarter of 2013. Our fixed-wing fleet utilization was 62% in the third quarter of 2013. We did not operate medium and light rotary wing or fixed-wing aircraft in 2012.

Financial Highlights – Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Our revenue for the nine months ending September 30, 2013 was $225.8 million or $84.0 million higher than the same period in 2012. This 59.3% increase was primarily driven by the addition of EHI, coupled with growth in infrastructure construction and timber harvesting. We flew 8,107 more hours in the nine months ended September 30, 2013 than in the same period in 2012, an increase of 78.6% which was primarily driven by the addition of EHI activity, coupled with growth in timber harvesting and infrastructure construction.

Our heavy lift fleet utilization (calculated as the number of days on contract as a percentage of total available days) improved from 68% in the nine months ended September 30, 2012 to 72% in the nine months ended September 30, 2013. Our medium and light rotary wing fleet utilization was 51% for the nine months ended September 30, 2013. Our fixed-wing fleet utilization was 53% for the nine months ended September 30, 2013.

Aircraft Fleet

As of September 30, 2013, we operated a fleet of 90 aircraft, 60 of which were providing aerial services for our customers during the quarter. Aircraft fleet size is a major driver of our revenues. Throughout the course of any year we may remove aircraft from service for maintenance or for sale, or add aircraft to the fleet through our own production or through a purchase or lease. Of the total aircraft in our fleet as of September 30, 2013, 20 were Aircranes, one of which is in the process of heavy maintenance.

The following table presents the changes in aircraft in our fleet from December 31, 2012 to September 30, 2013:

	Aircraft	Total Aircraft Employed
Aircraft in our fleet at December 31, 2012		21

Aircraft transferred from inventory	1
Aircraft purchased during the period as part of the EHI acquisition	28
Aircraft purchased during the period as part of the Air Amazonia acquisition	6
Aircraft leased during the period as part of the EHI acquisition	35
Aircraft returned to the lessor during the period	(1)

Aircraft in our fleet at September 30, 2013		90

OVERVIEW OF OUR BUSINESS

We are a leading global provider of aviation services to a worldwide mix of Commercial and Government customers. We currently operate a diverse fleet of 90 rotary-wing and fixed-wing aircraft, including a fleet of 20 heavy-lift S-64 Aircranes, which we refer to as the Aircrane. Our fleet supports a variety of government and commercial customers, across a broad range of aerial services, including critical supply and logistics for deployed military forces, humanitarian relief, firefighting, timber harvesting, infrastructure construction, and crewing. We also maintain a vertical manufacturing capability for the Aircrane, related components, and other aftermarket support and maintenance, repair, and overhaul services for the Aircrane and other aircraft. Founded in 1971, Erickson Air-Crane is headquartered in Portland, Oregon and maintains facilities and operations in North America, South America, Europe, the Middle East, Africa and Asia-Pacific.

Prior to May 2, 2013, our reportable operating segments were Aerial services, which consisted of firefighting, timber harvesting, infrastructure construction, and crewing, and Manufacturing/MRO, which consisted of aftermarket support and maintenance, repair, and overhaul (“MRO”) services for the Aircrane and other aircraft and the remanufacture of Aircranes and related components. On May 2, 2013, we completed our acquisition of EHI, and on September 3, 2013, we completed the acquisition of Air Amazonia. As a result of the EHI acquisition, we established new reportable operating segments to assess performance by type of customer: Government and Commercial. Our Government segment is comprised primarily from contracts with various governments who use our services for firefighting, defense and security, transportation and other government-related activities. Our Commercial segment is comprised primarily from timber harvesting, construction, and manufacturing/MRO contracts.

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

Through our Manufacturing / MRO line of business we remanufacture Aircranes from existing airframes, manufacture new components on a contract basis, and provide customers with FAA, EASA, and ANAC certified MRO services in our AS9100 certified facility. AS9100 is a widely adopted and standardized quality management system for the aerospace industry. We also provide aftermarket support and maintenance, repair and overhaul services for the Aircrane and other aircraft and remanufacture Aircranes and related components for sale. In the third quarter of 2013, our Government and Commercial segments generated revenues of $92.9 million and $27.3 million, respectively, and in the third quarter of 2012, our Government and Commercial segments generated revenues of $57.6 million and $18.6 million, respectively.

We manage our business using the following key operating indicators to measure our performance, balancing short-term results and strategic priorities.

Sales and Marketing

•	To maintain and strengthen our position in the aerial services market, we monitor revenue flight hours by our reporting segments and their underlying lines of business, aggregate revenues, and backlog revenues for our Government segment by firefighting, defense and security, transport and other government-related activities and our Commercial segment for timber harvesting and infrastructure construction, and compare these against budgeted and forecasted targets to measure performance. We monitor our sales pipeline for each of these services, and maintain a master fleet schedule and attempt to maximize aircraft utilization and revenues by minimizing our aircraft idle time, or “white space”.

•	Contained in our Commercial segment is our Manufacturing / MRO line of business. In an effort to continue to build and develop our Manufacturing / MRO business, we focus on the number of bids and win-rate associated with bids for MRO and component manufacturing opportunities. We compare revenues against budgeted and forecasted targets to measure performance.

Operations and Safety

•	A key operating measure used by management in evaluating each of our business segments is gross profit, which is calculated as revenues less cost of revenues. Our most significant cost of revenues are material (including raw materials and plant labor and overhead including related employee benefits, fuel, and labor). We closely monitor material costs and fuel costs measured on a per-flight-hour basis. We also measure the costs of crewing (our pilots and field mechanics) and related expenses such as travel and local contract-related expenses, and compare these metrics against budgeted and forecasted targets to measure performance. We target all contracts to have positive gross profit; however, due to the seasonality of our business, we often have unabsorbed costs in the first quarter and the fourth quarter which could lead to negative reported gross profit in these quarters. The additions of EHI and Air Amazonia significantly increase the diversity of the end markets we serve and we believe this addition reduces the seasonality of our business.

•	We evaluate key corporate projects and research and development projects based on projected returns on investment. We monitor implementation and development schedules and costs and compare performance to budgeted amounts.

•	Safety is critical to the operation of our business, and we measure a variety of safety metrics including detail by ground and aerial operations and by mechanical and human factor related causes. We measure all metrics for both the current period and long-term trending, both in absolute terms and on a per-flight-hour basis.

Financial and Overall Performance Measures

•	We measure overall business performance according to seven critical metrics: Revenue growth, net income, earnings per share, EBITDA, Adjusted EBITDA, Adjusted EBITDAR, and free cash flow.

•	Our key liquidity measures include free cash flow, revolver availability, receivables aging, capital investments, and bank covenant compliance.

•	We annually update a five-year strategic plan encompassing expected results of operations and key growth opportunities.

Our Operating Revenue

Government. Our Government revenue is derived primarily from contracts with various governments who use our services for firefighting, defense and security, and transportation and other government-related activities. Many of our contracts for Government services are multi-year, and provide the majority of our current revenue backlog.

•	Firefighting Contracts. We generally charge a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. We have both domestic and international contracts, which may be exclusive-use or call-when-needed in nature. Exclusive-use contracts denote that we are obligated to provide, and our customer is obligated to take and pay for, the use of our services. Call-when-needed contracts are contracts with pre-negotiated terms under which we may elect to provide services if requested.

•	Defense and Security. We generally charge a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. We have both domestic and international contracts, but the majority of our defense and security related work is performed outside of the U.S.

•	Transportation and Other Government-Related Activities. This line of business captures several types of government services including transportation of items for various government entities that are not defense or security related, crewing and/or cost per hour (“CPH”) for government customers, as well as other government-related services. Crewing services are typically for customers who have purchased an Aircrane but lack trained or certified operating personnel related to the Aircrane. We offer pilots and field maintenance crews under our crewing services. For government customers who desire better predictability and stability in their aircraft operating costs, we offer CPH contracts in which we provide major components and rotable parts at a fixed cost per flight hour.

Commercial. Our Commercial revenue is derived primarily from timber harvesting, infrastructure construction, and manufacturing/ MRO.

•	Timber Harvesting Contracts. We generally operate on either an hourly rate structure or on a per cubic meter of high grade timber delivered basis. We serve a variety of private customers in North America and Asia.

•	Infrastructure Construction Contracts. Our infrastructure construction operations vary from short-term construction jobs (generally one to five days in duration) to longer-term jobs (several months or years in duration) within the oil and gas, construction, energy transmission, and energy generation industries.

•	Manufacturing/MRO. We have an ongoing revenue stream from customers who own or operate either Aircranes or the military version CH-54s and require parts support for their helicopters. Further, we provide services to customers who own or operate Aircranes, CH-54s, or other aircraft and need their aircraft components repaired or overhauled by a certified facility. We are also pursuing aftermarket opportunities to manufacture and sell parts or provide maintenance, repair, or overhaul for other aircraft components.

In our Central Point, Oregon facility we have the capability to remanufacture Aircranes on existing S-64 and CH-54 airframes for either resale or to induct into our fleet, and this remains a core business competency. Customers who identify a year-round or otherwise critical application for an Aircrane may find it advantageous to own an Aircrane rather than lease our fleet’s services. We have sold nine Aircranes since 2002 and subsequently re-purchased one of these Aircranes in 2012. While we continue to pursue Aircrane sales and will make sales strategically when opportunities arise, we do not rely on Aircrane sales as an essential part of our business planning.

Our Operating Expenses

Cost of Revenues. Our cost of revenues consists of purchased materials, consumed inventory, plant labor and overhead, aviation fuel, aircraft insurance, aircraft lease costs, contract specific expenses associated with operating in various geographies, shipping costs for transporting our aircraft, depreciation and amortization of our aircraft, plant, property, and equipment, and pilot and field mechanic wages, benefits, and other related costs.

Selling and Marketing. Our selling and marketing expenses consist primarily of compensation, benefits, and travel-related costs for sales and marketing employees and fees paid to contractors and consultants. Also included are expenses for trade shows, customer demonstrations, and public relations and other promotional and marketing activities, as well as the cost of bad debts.

Research and Development. Our research and development expenses consist primarily of compensation, benefits, and travel costs for our engineering employees and fees paid to contractors and consultants. Also included are expenses for materials needed to support research and development efforts and expenses associated with testing and certification.

General and Administrative. Our general and administrative expenses consist primarily of compensation, benefits, and travel costs for general and administrative employees and fees paid to contractors and consultants in executive, finance, accounting, information technology, human resources, and legal roles, including employees in our foreign subsidiaries involved in these activities. Also included are expenses for legal, accounting, other professional services, bank fees and acquisition and integration costs associated with our business combinations.

Other Income (Expense). Our other income (expense) consists primarily of the interest paid on outstanding indebtedness, realized and unrealized foreign exchange gains and losses, amortization of debt issuance costs, and interest and penalties related to tax contingencies, as well as certain other charges and income, such as legal settlements, gain and loss on the disposal of equipment, amortization and write-off of deferred financing fees, and insurance settlements. With regard to foreign exchange gains and losses, our operations in foreign countries are partially self-hedged, with the majority of our European, Canadian, Australian and Asian contracts having both revenues and local expenses paid in the local currency; in addition, some of our contracts provide for rate adjustments based on changes in currency exchange rates. For currency exposure that is not self-hedged, we sometimes enter into forward contracts to reduce our currency risk.

TRENDS AND UNCERTAINTIES AFFECTING OUR BUSINESS

Acquisition of Evergreen Helicopters, Inc. On May 2, 2013, we acquired EHI. The EHI acquisition significantly enhances and diversifies our business. As a result of the EHI acquisition, we now offer a full spectrum of heavy, medium, and light-lift helicopter solutions, including fixed-wing solutions. Our solutions include the design, engineering, development, certification, testing, and manufacturing of the Aircrane, as well as aerial services and MRO capabilities for these and other aircraft. The EHI acquisition also changed our mix of customers, most significantly to include defense and security.

The completion of the EHI acquisition provided us with an incremental fleet of 63 aircraft on the acquisition date, consisting of 50 medium and light lift helicopters as well as 13 fixed-wing aircraft. This diverse fleet serves a wide range of customers, including significant passenger transport and airlift services for the Department of Defense (“DOD”) and State Department. EHI’s operations span the globe, including a presence in North America, the Middle East, Africa, and Asia.

Acquisition of Air Amazonia. On September 3, 2013, we acquired Air Amazonia, which expanded our operations in Brazil. Air Amazonia primarily operates in the oil and gas business, a component of our infrastructure construction business. The acquisition added six medium and light lift helicopters to our fleet.

Effect of 2007 Acquisition. We were acquired on September 27, 2007, in which the buyers acquired 100% of our outstanding common stock for $93.1 million, which included direct acquisition costs of $3.4 million. The acquisition was accounted for as a purchase in accordance with the Financial Accounting Standard Board’s (“FASB”) ASC No. 805, Business Combinations. As a result, we allocated the purchase price to the assets acquired and the liabilities assumed at the date of the acquisition based on their estimated fair value as of the closing date. The difference between the aggregate purchase price and the estimated fair value of the assets acquired and liabilities assumed was approximately $553.7 million. Our management determined that the fair value of the various assets acquired and liabilities assumed was $646.8 million on the date of acquisition and that, based in part on a valuation provided by an independent third party as required by U.S. GAAP in connection with such determination, the fair value of the 18 Aircranes in our fleet on the date of acquisition was $317.7 million. The negative goodwill was used to reduce the value of Aircranes and support parts and other property, plant and equipment. As a result of this adjustment, the cost of revenues in each of the successor periods included in this Quarterly Report on Form 10-Q reflects the lower carrying value of our aircraft support parts that we have sold or used in our maintenance, repair, and overhaul operations. The aggregate effect of the purchase accounting adjustment with respect to our inventory was approximately $35.5 million from the date of acquisition through September 30, 2013. Based on our past experience and historical inventory usage patterns, we expect to largely realize the benefit of the approximately $7.7 million remaining fair value purchase accounting adjustment to aircraft support parts over the next 1.5 years as we sell and use our legacy inventory. Our legacy inventory consists of aircraft parts and components purchased over multiple years for which there is no liquid market; therefore, there is no guarantee that we will be able to purchase new inventory at the carrying values of our legacy inventory currently reflected on our consolidated balance sheet.

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

Costs Associated with our Financing Arrangements. We are a highly leveraged company and, as a result, have significant debt service obligations. We are subject to financial covenants under our Revolving Credit Facility and 2020 Subordinated Notes. We were in compliance with our financial covenants at September 30, 2013. Our ability to service our debt and comply with the financial covenants under our Revolving Credit Facility is subject to various risks and uncertainties, and among other factors may be adversely affected by any of the following:

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

Greece Receivable. As of September 30, 2013, included within our other non-current assets balance was $6.0 million (€4.4 million) due from the Hellenic Fire Brigade for final payment of firefighting services performed in 2011. In 2012, the government of Greece communicated with us its belief that we had a permanent establishment in Greece for 2011 and 2010, which would require us to file Greek tax returns and pay related taxes. The Hellenic Fire Brigade is withholding payment to us until a resolution is made regarding our permanent establishment status. No formal tax assessments have been made, and we have asked the U.S. Competent Authority Office to assist us in settling the dispute. In 2012, we recorded an unrecognized tax position of $5.8 million for potential income taxes that may be due if we are determined to have a permanent establishment within Greece. Payment of tax in this foreign jurisdiction would result in a foreign tax credit in the United States, which we have included in our deferred assets. We anticipate that any Greek taxes we are compelled to pay will be allowed as a foreign tax credit on our U.S. tax return. For the three months ended September 30, 2013, and September 30, 2012, we recognized $0.2 million and zero, respectively, for potential penalties associated with the tax liability for Greece. For the nine months ended September 30, 2013 and September 30, 2012, we recognized $0.6 million and zero, respectively, for potential penalties associated with the tax liability for Greece.

Seasonality. Our aerial services operations in any given location are heavily seasonal and depend on prevailing weather conditions. Our flight hours are substantially reduced in winter or monsoon seasons. The global deployment of our helicopters and crews helps to limit the effect of seasonality, but our aerial services operations tend to peak in June through October and to be at a low point in January through April. Due to the seasonality of our business, we often have unabsorbed costs in the first quarter and the fourth quarter which could lead to negative reported gross profit in these quarters. The additions of EHI and Air Amazonia significantly increase the diversity of end markets we serve and we believe this addition will ultimately reduce the seasonality of our business.

Fluctuations in our Mix of Services. We derive most of our total revenues from our government segment, which is composed of revenues from firefighting, defense and security, and transport and other government-related activities. The margins we make on these activities vary substantially by contract and may vary from year to year, and the amount of our flight hours dedicated to these activities can also vary from year to year. The margins may also differ between the Government and Commercial segment of our business. For example, in the third quarter of 2013 we generated revenues per flight hour for firefighting, timber harvesting, and infrastructure construction of $19,575, $6,964, and $14,804, respectively, compared to revenues per flight hour for firefighting, timber harvesting, and infrastructure construction of $16,971, $6,880, and $11,162 in the third quarter of 2012. Our Governmental segment has also fluctuated compared to the prior year period as a result of the addition of EHI and its associated Department of Defense revenues. Changes in the composition of our flight hours for any reason could impact our total revenues. Many of our contracts, particularly firefighting and defense and security contracts contain a daily standby fee as well as an hourly rate based on flight activity. Changes in the composition of daily standby fees relative to the number of hours flown could impact our total revenues. In addition, the acquisitions of EHI and Air Amazonia will impact our mix of services and the regions in which we provide them.

Expenses Associated with Expansion. As part of our business strategy, we may acquire businesses or specific assets or engage in other strategic transactions. For instance, we acquired EHI in May 2013 and Air Amazonia in September 2013. Such transactions may result in expenses that impact our financial results, including expenses associated with the negotiation and closing of the transaction, funding the transaction, attracting and retaining qualified talent and to finance our expansion, and integrating the business or assets acquired.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table presents our consolidated operating results for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

(Dollars in thousands)	Three Months Ended September 30, 2013	% of Revenues	Three Months Ended September 30, 2012	% of Revenues	Change	% Change
Net revenues:
Government	$92,908	77.3	$57,628	75.6	$35,280	61.2
Commercial	27,318	22.7	18,633	24.4	8,685	46.6

Total revenues	120,226	100.0	76,261	100.0	43,965	57.7
Cost of revenues:
Government(1)	29,636	31.9	20,633	35.8	9,003	43.6
Commercial(1)	12,514	45.8	8,641	46.4	3,873	44.8
Non-allocated	31,891	26.5	10,445	13.7	21,446	NM (2)

Total cost of revenues	74,041	61.6	39,719	52.1	34,322	86.4
Gross profit
Government(1)	63,272	68.1	36,995	64.2	26,277	71.0
Commercial(1)	14,804	54.2	9,992	53.6	4,812	48.2
Non-allocated costs	(31,891)	(26.5)	(10,445)	(13.7)	(21,446)	NM

Total gross profit	46,185	38.4	36,542	47.9	9,643	26.4

Operating expenses:
General and administrative	10,107	8.4	3,973	5.2	6,134	154.4
Research and development	1,154	1.0	995	1.3	159	16.0
Selling and marketing	1,642	1.4	1,097	1.4	545	49.7

Total operating expenses	12,903	10.7	6,065	8.0	6,838	112.7
Operating income (loss)	33,282	27.7	30,477	40.0	2,805	9.2
Other income (expense)
Interest income (expense), net	(8,665)	(7.2)	(1,524)	(2.0)	(7,141)	NM
Other income (expense), net:	(953)	(0.8)	(417)	(0.5)	(536)	128.5

Total other income (expense)	(9,618)	(8.0)	(1,941)	(2.5)	(7,677)	NM

Net income (loss) before income taxes and noncontrolling interest	23,664	19.7	28,536	37.4	(4,872)	(17.1)
Income tax expense (benefit)	9,176	7.6	10,902	14.3	(1,726)	(15.8)

Net income (loss)	14,488	12.1	17,634	23.1	(3,146)	(17.8)
Less: Net (income) loss related to noncontrolling interest	37	—	(78)	(0.1)	115	(147.4)

Net income (loss) attributable to Erickson Air-Crane Incorporated	14,525	12.1	17,556	23.0	(3,031)	(17.3)
Dividends on Redeemable Preferred Stock	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$14,525	12.1	$17,556	23.0	$(3,031)	(17.3)

(1)	Percentage of net revenues of applicable segment.
(2)	We use the abbreviation “NM” throughout this Quarterly Report on Form 10-Q to refer to changes that are not meaningful.

Revenues

Consolidated revenues increased by $44.0 million, or 57.7%, to $120.2 million in the third quarter of 2013 from $76.3 million in the third quarter of 2012. The increase in revenues was attributable to a $35.3 million increase in Government revenues and a $8.7 million increase in Commercial revenues compared to the third quarter of 2012.

(Dollars in thousands)	Three Months Ended September 30, 2013	% of Revenues	Three Months Ended September 30, 2012	% of Revenues	Change	% Change
Net revenues:
Government	$92,908	77.3	$57,628	75.6	$35,280	61.2
Commercial	27,318	22.7	18,633	24.4	8,685	46.6

Total revenues	$120,226	100.0	$76,261	100.0	$43,965	57.7

Government. Government revenues increased by $35.3 million, or 61.2%, to $92.9 million for the third quarter of 2013 from $57.6 million in the same period of 2012. This increase was primarily due to the acquisition of EHI and the introduction of defense and security contracts, offset by an $8.9 million decrease in transport and other government-related services, primarily related to the decrease in services provided to our Italian crewing customer and a $3.9 million decrease in firefighting revenues as compared to the third quarter of 2012.

Commercial. Commercial revenues increased by $8.7 million, or 46.6%, to $27.3 million for the third quarter of 2013 from $18.6 million in the same period of 2012. This increase was primarily due to a $5.7 million increase in MRO revenues primarily related to the sale of intellectual property associated with our composite main rotor blade program, a $3.9 million increase in infrastructure construction revenues, driven by an increase in U.S. spot construction, and the additional revenues resulting from the acquisition of Air Amazonia as compared to the third quarter of 2012.

The following are our revenues and revenue flight hours by type of service for the third quarter of 2013 and 2012:

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Change	% Change
Government revenues:
Firefighting	$43,025	$46,875	$(3,850)	(8.2)
Defense and security	48,028	—	48,028	NM
Transport and other government-related activities	1,855	10,753	(8,898)	(82.7)

Total Government revenues	$92,908	$57,628	$35,280	61.2

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Change	% Change
Commercial revenues:
Timber harvesting	$9,416	$10,362	$(946)	(9.1)
Infrastructure construction	10,807	6,876	3,931	57.2
Manufacturing / MRO	7,095	1,395	5,700	NM

Total Commercial revenues	$27,318	$18,633	$8,685	46.6

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Change	% Change
Government revenue flight hours:
Firefighting	2,198	2,762	(564)	(20.4)
Defense and security	5,382	—	5,382	NM
Transport and other government-related activities	137	959	(822)	(85.7)

Total Government revenue flight hours	7,717	3,721	3,996	107.4

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Change	% Change
Commercial revenue flight hours:
Timber harvesting	1,352	1,506	(154)	(10.2)
Infrastructure construction	730	616	114	18.5

Total Commercial revenue flight hours	2,082	2,122	(40)	(1.9)

Government Revenues

•	Firefighting revenues decreased by $3.9 million, or 8.2%, to $43.0 million in the third quarter of 2013 from $46.9 million in the third quarter of 2012. This decrease was primarily due to a decrease of 564 firefighting hours as compared to the third quarter of 2012. On a geographic basis, the decrease primarily related to decreased activity in Greece of $1.8 million and the U.S. of $1.7 million as compared to the third quarter of the prior year.

•	Defense and security revenues increased to $48.0 million in the third quarter of 2013 from zero in the third quarter of 2012. This increase was due to the acquisition of EHI.

•	Transport and other government-related activities revenues decreased by $8.9 million, or 82.7%, to $1.9 million in the third quarter of 2013 from $10.8 million in the third quarter of 2012. This decrease primarily related to the revised crewing services contract with our Italian crewing customer and lower flight activity as compared to the third quarter of 2012 when we had both a crewing services and CPH contract with the customer.

Commercial Revenues

•	Timber harvesting revenues decreased by $0.9 million, or 9.1%, to $9.4 million in the third quarter of 2013 from $10.4 million in the third quarter of 2012. This decrease was primarily due to decreased revenues of $1.3 million in North America which was partially offset by increased revenue of $0.3 million in Malaysia as compared to the third quarter of 2012. During the third quarter of 2013, timber harvesting flight hours decreased 154 hours or 10.2% as compared to the prior year third quarter.

•	Infrastructure construction revenues increased by $3.9 million, or 57.2%, to $10.8 million in the third quarter of 2013 from $6.9 million in the third quarter of 2012. This increase was primarily due to a $3.1 million increase in North America construction coupled with a $0.9 million increase in oil and gas infrastructure construction revenues in South America.

•	Manufacturing / MRO revenues increased by $5.7 million to $7.1 million in the third quarter of 2013 from $1.4 million in the third quarter of 2012. This increase was primarily due to the sale of intellectual property associated with our composite main rotor blade program.

Cost of Revenues

Consolidated cost of revenues increased by $34.3 million, or 86.4%, to $74.0 million in the third quarter of 2013 from $39.7 million in the third quarter of 2012. The increase was attributable to an increase in Government, Commercial, and non-allocated cost of revenues of $9.0 million, $3.9 million, and $21.4 million, respectively.

(Dollars in thousands)	Three Months Ended September 30, 2013	% of Revenues	Three Months Ended September 30, 2012	% of Revenues	Change	% Change
Cost of revenues:
Government(1)	$29,636	31.9	$20,633	35.8	$9,003	43.6
Commercial(1)	12,514	45.8	8,641	46.4	3,873	44.8
Non-allocated	31,891	26.5	10,445	13.7	21,446	NM

Total cost of revenues	$74,041	61.6	$39,719	52.1	$34,322	86.4

(1)	Percentage of net revenues of applicable segment.

Government Cost of Revenues

Costs of revenues for our Government segment are primarily comprised of variable costs associated with firefighting, defense and security, and transport and other government-related activities. For the third quarter of 2013 these costs were $29.6 million, or 31.9% of net revenues for the segment, as compared to $20.6 million, or 35.8% of net revenues for the segment, for the third quarter of 2012. The increase of $9.0 million was primarily due to the addition of the defense and security work associated with the acquisition of EHI, partially offset by decreased costs associated with transport and other governmental services primarily related to our Italian crewing customer and decreased costs for firefighting primarily due to the lower flight hours.

Commercial Cost of Revenues

Costs of revenues for our Commercial segment are primarily comprised of variable costs associated with timber harvesting, infrastructure construction, and MRO/Manufacturing. For the third quarter of 2013 these costs were $12.5 million, or 45.8% of net revenues for the segment, as compared to $8.6 million or 46.4% of net revenues for the segment for the third quarter of 2012. The increase of $3.9 million was primarily due to the increased flight activity for infrastructure construction coupled with an increase in MRO costs primarily due to the combination of incremental costs associated with the EHI acquisition and increased Aircrane MRO revenues.

Non-allocated Cost of Revenues

Non-allocated costs of revenues are primarily comprised of costs that are mostly fixed in nature and are shared costs between the segments. These costs are primarily salaries and benefit costs of our pilots and field mechanics, depreciation and amortization costs related to the aircraft, aircraft lease costs, insurance costs and other similar costs. For the third quarter of 2013 these costs were $31.9 million, or 26.5% of net revenues, as compared to $10.4 million, or 13.7% of net revenues, for the third quarter of 2012. The increase was primarily driven by the increased costs associated with operating the EHI fleet.

Gross Profit

Consolidated gross profit increased by $9.6 million, or 26.4%, to $46.2 million in the third quarter of 2013 from $36.5 million in the third quarter of 2012. The increase was attributable to an increase in Government and Commercial gross profit of $26.3 million and $4.8 million, respectively, partially offset by an increase in non-allocated costs of $21.4 million in the third quarter of 2013 compared to the third quarter of 2012.

(Dollars in thousands)	Three Months Ended September 30, 2013	% of Revenues	Three Months Ended September 30, 2012	% of Revenues	Change	% Change
Gross profit
Government(1)	$63,272	68.1	$36,995	64.2	$26,277	71.0
Commercial(1)	14,804	54.2	9,992	53.6	4,812	48.2
Non-allocated costs	(31,891)	(26.5)	(10,445)	(13.7)	(21,446)	NM

Total gross profit	$46,185	38.4	$36,542	47.9	$9,643	26.4

(1)	Percentage of net revenues of applicable segment.

Government. Primarily as a result of the factors discussed above, Government gross profit increased by $26.3 million, or 71.0%, to $63.3 million in the third quarter of 2013 from $37.0 million in the third quarter of 2012. Gross profit margin was 68.1% in the third quarter of 2013 compared to 64.2% in the third quarter of 2012.

Commercial. Primarily as a result of the factors discussed above, Commercial gross profit increased by $4.8 million to $14.8 million in the third quarter of 2013 compared to $10.0 million in the third quarter of 2012. Gross profit margin of the segment was 54.2% in the third quarter of 2013 compared to 53.6% in the third quarter of 2012.

Non-allocated. Primarily as a result of the factors discussed above, non-allocated costs for the third quarter of 2013 were $31.9 million as compared to $10.4 million in the third quarter of 2012.

Operating Expenses

(Dollars in thousands)	Three Months Ended September 30, 2013	% of Revenues	Three Months Ended September 30, 2012	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$10,107	8.4	$3,973	5.2	$6,134	154.4
Research and development	1,154	1.0	995	1.3	159	16.0
Selling and marketing	1,642	1.4	1,097	1.4	545	49.7

Total operating expenses	12,903	10.7	6,065	8.0	6,838	112.7

Income (loss) from operations	$33,282	27.7	$30,477	40.0	$2,805	9.2

Operating expenses increased by $6.8 million, or 112.7%, to $12.9 million in the third quarter of 2013 from $6.1 million in the third quarter of 2012. General and administrative expenses of $10.1 million increased $6.1 million in the third quarter of 2013 from $4.0 million in the third quarter of 2012. This increase was primarily due to acquisition and integration costs of $2.5 million incurred in the third quarter of 2013, coupled with the increased costs associated with operating EHI since the acquisition on May 2, 2013. Selling and marketing expenses increased $0.5 million, or 49.7%, to $1.6 million in the third quarter of 2013 from $1.1 million in the third quarter of 2012, primarily due to the addition of selling and marketing expenditures resulting from the acquisition of EHI. Research and development costs increased to $1.2 million in the third quarter of 2013 from $1.0 million in the third quarter of 2012, primarily due to the shift in timing of expenditures on major programs as compared to the prior year’s third quarter.

Other Income (Expense)

(Dollars in thousands)	Three Months Ended September 30, 2013	% of Revenues	Three Months Ended September 30, 2012	% of Revenues	Change	% Change
Other income (expense)
Interest income (expense), net	$(8,665)	(7.2)	$(1,524)	(2.0)	$(7,141)	NM
Other income (expense), net	(953)	(0.8)	(417)	(0.5)	(536)	128.5

Total other income (expense)	$(9,618)	(8.0)	$(1,941)	(2.5)	$(7,677)	NM

Total other income (expense) increased by $7.7 million to $9.6 million of net expense in the third quarter of 2013 from $1.9 million during the third quarter of 2012. Interest income (expense), net increased by $7.1 million of net expense to $8.7 million in the third quarter of 2013, from $1.5 million in third quarter of 2012, primarily due to an increase in our average outstanding borrowings for the third quarter of 2013 compared to the third quarter of 2012, a result of the Notes offering.

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Change
Other income (expense), net
Unrealized foreign exchange gain (loss)	$159	$(13)	$172
Realized foreign exchange gain (loss)	(68)	(108)	40
Amortization of debt issuance costs	(599)	(297)	(302)
Interest income (expense) related to tax contingencies	(560)	—	(560)
Gain (loss) on disposal of equipment	20	—	20
Other income (expense), net	95	1	94

	$(953)	$(417)	$(536)

Other income (expense), net, increased $0.5 million to an expense of $1.0 million for the third quarter of 2013 from an expense of $0.4 million for the third quarter of 2012. This increase was primarily due to the $0.6 million increase in interest expense related to tax contingencies due to our uncertain tax positions. Amortization of debt issuance costs increased $0.3 million due to the increased costs associated with our financing of the EHI acquisition and our Revolving Credit Facility. Unrealized foreign exchange gain (loss) was a gain of $0.2 million for the third quarter of 2013, an increase of $0.2 million from the third quarter of 2012.

Income Tax Expense (Benefit)

(Dollars in thousands)	Three Months Ended September 30, 2013	% of Revenues	Three Months Ended September 30, 2012	% of Revenues	Change	% Change
Net income (loss) before income taxes and noncontrolling interest	$23,664	19.7	$28,536	37.4	$(4,872)	(17.1)
Income tax expense (benefit)	9,176	7.6	10,902	14.3	(1,726)	(15.8)

Net income (loss)	$14,488	12.1	$17,634	23.1	$(3,146)	(17.8)

Income tax expense decreased by $1.7 million, or 15.8%, to $9.2 million in the third quarter of 2013 compared to $10.9 million in the second quarter of 2012. The decrease was primarily driven by the decrease of $4.9 million in net income before income taxes and noncontrolling interest over the same period.

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Three Months Ended September 30, 2013	% of Revenues	Three Months Ended September 30, 2012	% of Revenues	Change	% Change
Net income (loss)	$14,488	12.1	$17,634	23.1	$(3,146)	(17.8)
Less: Net (income) loss related to noncontrolling interest	37	—	(78)	(0.1)	115	(147.4)

Net income (loss) attributable to Erickson Air-Crane Incorporated	14,525	12.1	17,556	23.0	(3,031)	(17.3)
Dividends on Redeemable Preferred Stock	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$14,525	12.1	$17,556	23.0	$(3,031)	(17.3)

Net income attributable to Erickson Air-Crane Incorporated decreased by $3.1 million to $14.5 million in the third quarter of 2013 from $17.6 million in the third quarter of 2012, primarily due to the changes in revenues, expenses, and taxes discussed above. Net income attributable to common stockholders decreased by $3.0 million to $14.5 million in the third quarter of 2013 compared to $17.6 million in the second quarter of 2012.

Nine Months Ended September 30, 2013 and 2012

The following table presents our consolidated operating results for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

(Dollars in thousands)	Nine Months Ended September 30, 2013	% of Revenues	Nine Months Ended September 30, 2012	% of Revenues	Change	% Change
Net revenues:
Government	$154,370	68.4	$88,152	62.2	$66,218	75.1
Commercial	71,386	31.6	53,595	37.8	17,791	33.2

Total revenues	225,756	100.0	141,747	100.0	84,009	59.3
Cost of revenues:
Government(1)	51,767	33.5	34,536	39.2	17,231	49.9
Commercial(1)	31,572	44.2	24,147	45.1	7,425	30.7
Non-allocated	69,469	30.8	32,162	22.7	37,307	116.0

Total cost of revenues	152,808	67.7	90,845	64.1	61,963	68.2
Gross profit
Government(1)	102,603	66.5	53,616	60.8	48,987	91.4
Commercial(1)	39,814	55.8	29,448	54.9	10,366	35.2
Non-allocated	(69,469)	(30.8)	(32,162)	(22.7)	(37,307)	116.0

Total gross profit	72,948	32.3	50,902	35.9	22,046	43.3
Operating expenses:
General and administrative	26,486	11.7	11,405	8.0	15,081	132.2
Research and development	3,116	1.4	3,425	2.4	(309)	(9.0)
Selling and marketing	5,507	2.4	4,177	2.9	1,330	31.8

Total operating expenses	35,109	15.6	19,007	13.4	16,102	84.7

Operating income (loss)	37,839	16.8	31,895	22.5	5,944	18.6
Other income (expense):
Interest expense, net	(16,516)	(7.3)	(5,537)	(3.9)	(10,979)	198.3
Loss on early extinguishment of debt	(215)	(0.1)	—	—	(215)	NM
Other income (expense), net:	(2,402)	(1.1)	303	0.2	(2,705)	NM

Total other income (expense)	(19,133)	(8.5)	(5,234)	(3.7)	(13,899)	265.6
Net income (loss) before income taxes and noncontrolling interest	18,706	8.3	26,661	18.8	(7,955)	(29.8)
Income tax expense (benefit)	7,009	3.1	10,168	7.2	(3,159)	(31.1)

Net income (loss)	11,697	5.2	16,493	11.6	(4,796)	(29.1)
Less: Net (income) loss related to noncontrolling interest	(341)	(0.2)	(315)	(0.2)	(26)	8.3

Net income (loss) attributable to Erickson Air-Crane Incorporated	11,356	5.0	16,178	11.4	(4,822)	(29.8)
Dividends on Redeemable Preferred Stock	—	—	2,794	2.0	(2,794)	(100.0)

Net income (loss) attributable to common stockholders	$11,356	5.0	$13,384	9.4	$(2,028)	(15.2)

(1)	Percentage of net revenues of applicable segment.

Revenues

Consolidated revenues increased by $84.0 million, or 59.3%, to $225.8 million in the nine months ended September 30, 2013 from $141.7 million for the same period of 2012. The increase in revenues was attributable to a $66.2 million increase in Government revenues and a $17.8 million increase in Commercial revenues compared to the 2012 period.

(Dollars in thousands)	Nine Months Ended September 30, 2013	% of Revenues	Nine Months Ended September 30, 2012	% of Revenues	Change	% Change
Net revenues:
Government	$154,370	68.4	$88,152	62.2	$66,218	75.1
Commercial	71,386	31.6	53,595	37.8	17,791	33.2

Total revenues	$225,756	100.0	$141,747	100.0	$84,009	59.3

Government. Government revenues increased by $66.2 million, or 75.1%, to $154.4 million in the nine months ended September 30, 2013 from $88.2 million in the nine months ended September 30, 2012. This increase was primarily due to the acquisition of EHI, which was partially offset by a decrease in transport and other governmental related services, primarily due to lower revenues associated with our Italian crewing customer.

Commercial. Commercial revenues increased by $17.8 million, or 33.2%, to $71.4 million in the nine months ended September 30, 2013 from $53.6 million in the same period of 2012. This increase was primarily due to a $9.3 million increase in infrastructure construction revenues primarily in South and North America, coupled with an increase of $6.0 million in MRO revenues primarily associated with the sale of intellectual property associated with our composite main rotor blade program, and an increase of $2.5 million in timber harvesting revenues primarily related to increased production in Canada compared to the nine months ended September 30, 2012.

The following are our revenues and revenue flight hours by type of service for the nine months ended September 30, 2013 and 2012:

(Dollars in thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Change	% Change
Government revenues:
Firefighting	$68,442	$67,823	$619	0.9
Defense and security	76,794	—	76,794	NM
Transport and other government-related services	9,134	20,329	(11,195)	(55.1)

Total Government revenues	$154,370	$88,152	$66,218	75.1

(Dollars in thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Change	% Change
Commercial revenues:
Timber harvesting	$26,916	$24,418	$2,498	10.2
Infrastructure construction	34,342	25,081	9,261	36.9
Manufacturing / MRO	10,128	4,096	6,032	147.3

Total Commercial revenues	$71,386	$53,595	$17,791	33.2

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Change	% Change
Government revenue flight hours:
Firefighting	3,249	3,546	(297)	(8.4)
Defense and security	8,598	—	8,598	NM
Transport and other government-related services	452	1,359	(907)	(66.7)

Total Government revenue flight hours	12,299	4,905	7,394	150.7

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Change	% Change
Commercial revenue flight hours:
Timber harvesting	3,824	3,396	428	12.6
Infrastructure construction	2,294	2,009	285	14.2

Total Commercial revenue flight hours	6,118	5,405	713	13.2

Government Revenues

•	Firefighting revenues increased by $0.6 million, or 0.9%, to $68.4 million in the nine months ended September 30, 2013 from $67.8 million during the same period in 2012. This increase was primarily due to an increase in firefighting revenues in Australia, partially offset by a decrease in firefighting activity in the U.S. and Greece. Our firefighting flight hour activity decreased 297 hours for the first nine months of 2013 as compared to the first nine months of 2012.

•	Defense and security revenues increased to $76.8 million for the nine months ended September 30, 2013 from zero during the same period in 2012. This increase was due to the acquisition of EHI.

•	Transport and other government-related services revenues decreased by $11.2 million, or 55.1%, to $9.1 million in the nine months ended September 30, 2013 from $20.3 million during the same period in 2012. This decrease was primarily related to lower revenues from our Italian crewing customer for crewing services and the expiration of our CPH contract in June of 2013, which also resulted in decreased flight hours when comparing the periods.

Commercial Revenues

•	Timber harvesting revenues increased by $2.5 million, or 10.2%, to $26.9 million in the nine months ended September 30, 2013 from $24.4 million during the same period of 2012. This increase was primarily due to increased revenues of $3.5 million in Canadian timber harvesting for the nine months ended September 30, 2013, partially offset by a $0.7 million decrease in Malaysian timber harvesting as compared to the nine months ended September 30, 2012. The increase in North American revenues was primarily attributable to the increased demand for Canadian lumber which we believe reflects an increase in U.S. housing starts. During the nine months ended September 30, 2013, timber harvesting flight hours increased 428 hours, or 12.6%, as compared to the prior year period.

•	Infrastructure construction revenues increased by $9.3 million, or 36.9%, to $34.3 million in the nine months ended September 30, 2013 from $25.1 million during the same period of 2012. This increase was primarily due to a $5.3 million increase in infrastructure construction in South America in support of the oil and gas industry and a $4.5 million increase in infrastructure construction revenues in the United States and Canada.

•	Manufacturing / MRO revenues increased by $6.0 million, or 147.3%, to $10.1 million in the nine months ended September 30, 2013 from $4.1 million during the same period in 2012. This increase was primarily due to the sale of intellectual property associated with our composite main rotor blade program.

Cost of Revenues

Consolidated cost of revenues increased by $62.0 million, or 68.2%, to $152.8 million for the nine months ended September 30, 2013 from $90.8 million for the nine months ended September 30, 2012. The increase was attributable to an increase in non-allocated costs of $37.3 million, an increase of $17.2 million in Government costs and an increase of $7.4 million in Commercial costs for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

(Dollars in thousands)	Nine Months Ended September 30, 2013	% of Revenues	Nine Months Ended September 30, 2012	% of Revenues	Change	% Change
Cost of revenues:
Government(1)	$51,767	33.5	$34,536	39.2	$17,231	49.9
Commercial(1)	31,572	44.2	24,147	45.1	7,425	30.7
Non-allocated	69,469	30.8	32,162	22.7	37,307	116.0

Total cost of revenues	$152,808	67.7	$90,845	64.1	$61,963	68.2

(1)	Percentage of net revenues of applicable segment.

Government Cost of Revenues

For the nine months ended September 30, 2013, cost of revenues for our Government segment was $51.8 million, or 33.5% of net revenues for the segment, as compared to $34.5 million, or 39.2% of net revenues for the segment for the nine months ended September 30, 2012. The increase of $17.2 million was primarily due to the addition of the defense and security work associated with the acquisition of EHI, partially offset by a decrease of $9.3 million related to the decrease in flight hours under our Italian contracts for crewing and CPH services and a decrease of $1.2 million in firefighting costs primarily due to the decrease in flight hours.

Commercial Cost of Revenues

For the nine months ended September 30, 2013, cost of revenues for our Commercial segment was $31.6 million, or 44.2% of net revenues for the segment, as compared to $24.1 million, or 45.1% of net revenues for the segment for the nine months ended September 30, 2012. The increase of $7.4 million was primarily due to the increased flight activity for infrastructure construction over the period, coupled with increased costs in MRO associated with increased Aircrane MRO revenues and incremental costs associated with the EHI acquisition.

Non-allocated Cost of Revenues

For the nine months ended September 30, 2013, non-allocated cost of revenues was $69.5 million or 30.8% of net revenues, as compared to $32.2 million, or 22.7% of net revenues, for the nine months ended September 30, 2012. The increase was primarily driven by the increased costs associated with operating the EHI fleet and pilot training.

Gross Profit

Consolidated gross profit increased by $22.0 million, or 43.3%, to $72.9 million in the nine months ended September 30, 2013 from $50.9 million during the same period of 2012. The increase was attributable to an increase in Government and Commercial gross profit of $49.0 million and $10.4 million, respectively, which was partially offset by an increase in non-allocated costs of $37.3 million for the nine months ended September 30, 2013, compared to the same period in 2012.

(Dollars in thousands)	Nine Months Ended September 30, 2013	% of Revenues	Nine Months Ended September 30, 2012	% of Revenues	Change	% Change
Gross profit
Government(1)	$102,603	66.5	$53,616	60.8	$48,987	91.4
Commercial(1)	39,814	55.8	29,448	54.9	10,366	35.2
Non-allocated costs	(69,469)	(30.8)	(32,162)	(22.7)	(37,307)	116.0

Total gross profit	$72,948	32.3	$50,902	35.9	$22,046	43.3

(1)	Percentage of net revenues of applicable segment.

Government. Primarily as a result of the factors discussed above, Government gross profit increased by $49.0 million, or 91.4%, to $102.6 million for the nine months ended September 30, 2013 from $53.6 million during the same period of 2012. Gross profit margin was 66.5% of the net revenues for the segment in the nine months ended September 30, 2013 compared to 60.8% during the same period of 2012.

Commercial. Primarily as a result of the factors discussed above, Commercial gross profit increased by $10.4 million, or 35.2%, to $39.8 million for the nine months ended September 30, 2013 compared to $29.4 million during the nine months ended September 30, 2012. Gross profit margin was 55.8% of the net revenues for the segment for the nine months ended September 30, 2013 compared to 54.9% during the nine months ended September 30, 2012.

Non-allocated. Primarily as a result of the factors discussed above, non-allocated costs increased by $37.3 million to $69.5 million for the nine months ended September 30, 2013 compared to $32.2 million for the nine months ended September 30, 2012.

Operating Expenses

(Dollars in thousands)	Nine Months Ended September 30, 2013	% of Revenues	Nine Months Ended September 30, 2012	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$26,486	11.7	$11,405	8.0	$15,081	132.2
Research and development	3,116	1.4	3,425	2.4	(309)	(9.0)
Selling and marketing	5,507	2.4	4,177	2.9	1,330	31.8

Total operating expenses	35,109	15.6	19,007	13.4	16,102	84.7

Income (loss) from operations	$37,839	16.8	$31,895	22.5	$5,944	18.6

Operating expenses increased by $16.1 million, or 84.7%, to $35.1 million in the nine months ended September 30, 2013 from $19.0 million during the nine months ended September 30, 2012. The $15.1 million increase in general and administrative expenses was primarily due to increased acquisitions costs of $8.8 million for the nine months ended September 30, 2013 as well as the additional cost associated with operating EHI since their acquisition on May 2, 2013 as compared to the nine months ended September 30, 2012. The decrease of $0.3 million in research and development expense was primarily due to the timing of expense on engineering projects as compared to the nine months ended September 30, 2012. The increase of $1.3 million in selling and marketing expense was primarily due to additional selling and marketing costs for EHI, coupled with an increase in overall headcount in the selling and marketing group, as compared to the nine months ended September 30, 2012.

Other Income (Expense)

(Dollars in thousands)	Nine Months Ended September 30, 2013	% of Revenues	Nine Months Ended September 30, 2012	% of Revenues	Change	% Change
Other income (expense)
Interest expense, net	$(16,516)	(7.3)	$(5,537)	(3.9)	$(10,979)	198.3
Loss on early extinguishment of debt	(215)	(0.1)	—	—	(215)	NM
Other income (expense), net:	(2,402)	(1.1)	303	0.2	(2,705)	NM

Total other income (expense)	$(19,133)	(8.5)	$(5,234)	(3.7)	$(13,899)	265.6

Total other income (expense) increased by $13.9 million from net expense of $5.2 million for the nine months ended September 30, 2012 to net expense of $19.1 million for the nine months ended September 30, 2013. Interest expense, net increased from expense of $5.5 million for the nine months ended September 30, 2012 to expense of $16.5 million for the nine months ended September 30, 2013, an increase of $11.0 million primarily due to an increase in our average outstanding borrowings. We recorded a loss on early extinguishment of debt of $0.2 million related to our early extinguishment of our previous Revolving Line of Credit Facility during the nine months ended September 30, 2013.

(Dollars in thousands)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Change
Other income (expense), net
Unrealized foreign exchange gain (loss)	$299	$28	$271
Realized foreign exchange gain (loss)	(218)	207	(425)
Amortization of debt issuance costs	(1,386)	(852)	(534)
Interest income (expense) related to tax contingencies	(871)	—	(871)
Gain (loss) on disposal of equipment	41	—	41
Other income (expense), net	(267)	920	(1,187)

Other income (expense), net	$(2,402)	$303	$(2,705)

Other income (expense), net decreased to an expense of $2.4 million for the nine months ended September 30, 2013, from income of $0.3 million in the nine months ended September 30, 2012, primarily due to the $0.8 million removal of the reserve on the receivable from the Canadian Revenue Authority that occurred during the nine months ended September 30, 2012, coupled with an increase in interest associated with the uncertain tax positions for Greece and the Philippines. Interest expense related to tax contingencies increased $0.9 million, primarily associated with our uncertain tax positions. Realized foreign exchange gain (loss) was a loss of $0.2 million for the nine months ended September 30, 2013 following a gain of $0.2 million for the nine months ended September 30, 2012, a change of $0.4 million that was primarily due to movements in the exchange markets and their effect on the settlement of our payables and receivables that are not mitigated by a hedge contract. Amortization of debt issuance costs increased $0.5 million due to the increased costs associated with our financing of the EHI acquisition and the new Revolving Credit Facility.

Income Tax Expense (Benefit)

(Dollars in thousands)	Nine Months Ended September 30, 2013	% of Revenues	Nine Months Ended September 30, 2012	% of Revenues	Change	% Change
Net income (loss) before income taxes and noncontrolling interest	$18,706	8.3	$26,661	18.8	$(7,955)	(29.8)
Income tax expense (benefit)	7,009	3.1	10,168	7.2	(3,159)	(31.1)

Net income (loss)	$11,697	5.2	$16,493	11.6	$(4,796)	(29.1)

Income tax expense decreased by $3.2 million, or 31.1%, from $10.2 million for the nine months ended September 30, 2012 to $7.0 million for the nine months ended September 30, 2013. The decrease was primarily due to the $8.0 million decrease in net income before income taxes and noncontrolling interest over the period coupled with a change in the estimated annual effective interest rate primarily due to the amortization of goodwill for tax purposes.

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Nine Months Ended September 30, 2013	% of Revenues	Nine Months Ended September 30, 2012	% of Revenues	Change	% Change
Net income (loss)	$11,697	5.2	$16,493	11.6	$(4,796)	(29.1)
Less: Net (income) loss related to noncontrolling interest	(341)	(0.2)	(315)	(0.2)	(26)	8.3

Net income (loss) attributable to Erickson Air-Crane Incorporated	11,356	5.0	16,178	11.4	(4,822)	(29.8)
Dividends on Redeemable Preferred Stock	—	—	2,794	2.0	(2,794)	(100.0)

Net income (loss) attributable to common stockholders	$11,356	5.0	$13,384	9.4	$(2,028)	(15.2)

Net income (loss) attributable to Erickson Air-Crane Incorporated decreased by $4.8 million to $11.4 million for the nine months ended September 30, 2013 from $16.2 million for the nine months ended September 30, 2012. The decrease was due to the changes in revenues, expenses, and taxes discussed above. Net income (loss) attributable to common stockholders decreased by $2.0 million to $11.4 million for the nine months ended September 30, 2013 from $13.4 million for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are current balances of cash and cash equivalents, cash flows from operations and borrowings available under our Revolving Credit Facility. Our primary cash needs are for capital expenditures, debt service, and working capital requirements. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions or used to pay down the Revolving Credit Facility.

We have a concentration of large customers, several of which are U.S. and foreign government agencies or entities, and our cash flows depend on being able to collect our receivables from them. If, in the future, we cannot generate sufficient cash from operations to comply with our debt service obligations, we will need to refinance such debt obligations, obtain additional financing, or sell assets. Our business may not generate cash from operations, and we may not be able to obtain financing from other sources, sufficient to satisfy our debt service or other requirements. We believe that our cash from operations and borrowings available to us under our Revolving Credit Facility will be adequate to meet our capital expenditure, debt service, and working capital requirements for at least the next 12 months. Our Revolving Credit Facility has a maturity date of May 1, 2018.

Our cash from operations may be negatively affected by our customers in portions of Europe that have been significantly affected by the global recession, such as Greece and Italy, and existing or future accounts receivable may be uncollected if these customers experience curtailed government spending. In addition, we may need to fund our debt service obligations or capital expenditures through the issuance of debt or equity securities or other external financing sources to the extent we are unable to fund such debt service obligations or capital expenditures out of our cash from operations. Other factors that may negatively affect our cash from operations are described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, and in other reports we file with the SEC from time to time.

As part of our business strategy, we may acquire businesses or specific assets or engage in other strategic transactions. However, our cash from operations and borrowings available under our Revolving Credit Facility may not be sufficient to fund any acquisitions or strategic transactions we choose to make. As a result, in the event we engage in any acquisitions or strategic transactions we may need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.

Three Months Ended September 30, 2013 Compared to 2012

The following chart is a condensed presentation of our statements of cash flows for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Change
Net cash provided by (used in) operating activities	$12,216	$24,814	$(12,598)
Net cash provided by (used in) investing activities	13,022	(135)	13,157
Net cash provided by (used in) financing activities	(26,622)	(24,731)	(1,891)
Foreign-currency effect on cash and cash equivalents	865	14	851

Net increase (decrease) in cash and cash equivalents	(519)	(38)	(481)
Cash and cash equivalents at beginning of period	5,821	1,808	4,013

Cash and cash equivalents at the end of period	$5,302	$1,770	$3,532

Sources and Uses of Cash

At September 30, 2013, we had cash and cash equivalents of $5.3 million compared to $5.8 million at June 30, 2013. At September 30, 2013, we had restricted cash of $2.9 million compared to $48.7 million at June 30, 2013. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure certain performance and bid bonds on certain contracts, and as of June 30, 2013, included $46.0 million (the “Escrowed Amount”), of the proceeds of the Notes, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, placed into an escrow account to be used to consummate the Air Amazonia acquisition. Because the Escrowed Amount was not released from escrow to consummate the Air Amazonia acquisition before July 31, 2013, pursuant to a special mandatory redemption term in the Notes, we redeemed an aggregate principal amount of Notes equal to $45.0 million, on a pro rata basis, on August 5, 2013 at a price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but not including, August 5, 2013. At the close of the Air Amazonia acquisition on September 3, 2013, we funded the purchase price of the Air Amazonia acquisition with borrowings from our senior secured asset based credit facility entered into on May 2, 2013 (the “Revolving Credit Facility”).

Net cash provided by (used in) operating activities. For the three months ended September 30, 2013, net cash provided by operating activities before the change in operating assets and liabilities was $36.4 million, which included net income of $14.5 million coupled with non-cash adjustments reconciling net income to net cash provided by operating activities of $21.9 million (depreciation and amortization of $11.6 million, an $8.5 million net increase of deferred income taxes, non-cash interest expense on debt of $0.6 million, amortization of debt issuance costs of $0.6 million, non-cash interest on tax contingencies of $0.6 million, and $0.3 million in stock-based compensation, partially offset by $0.1 million of non-cash interest income on loans). The change in operating assets and liabilities was a $24.2 million use of cash consisting primarily of the following: a $12.8 million increase in accounts receivable (primarily attributable to increased revenues), a $10.0 million increase in aircraft support parts, net, and a $3.3 million decrease in accrued and other current liabilities, partially offset by a $4.7 million increase in accounts payable. As a result of these factors, operating activities provided cash of $12.2 million during the three months ended September 30, 2013.

For the three months ended September 30, 2012, net cash provided by operating activities before the change in operating assets and liabilities was $37.0 million, which included net income of $17.6 million coupled with non-cash adjustments reconciling net income to net cash provided by operating activities of $19.4 million (a net increase in deferred income taxes of $10.3 million, depreciation of $7.7 million, stock-based compensation of $0.4 million, non-cash interest on subordinated notes of $0.6 million and amortization of debt issuance costs of $0.3 million). The change in operating assets and liabilities was a use of cash of $12.2 million consisting of the following: a $19.7 million increase in accounts receivable (primarily attributable to increased receivables from Italian Ministry of Civil Protection and NAMSA) and a $5.6 million net increase in Aircraft support parts, partially offset by a $11.0 million increase in accrued and other current liabilities (primarily attributable to changes in the advance from Cambiano Bank and an increase in accrued Cost Per Hour costs), a $1.5 million decrease in prepaid expenses and other (primarily related to the timing of aircraft insurance payments), $0.4 million increase in income tax payable, a $0.2 million increase in other long-term liabilities, and a $0.1 million increase in accounts payable. As a result of these factors, cash provided by operating activities was $24.8 million in the three months ended September 30, 2012.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $13.0 million for the three months ended September 30, 2013. The release of the restriction on $46.0 million of restricted cash provided $46.0 million, which was partially offset by $23.0 million net cash used to acquire businesses, $7.7 million used for purchases of aircraft and property, plant, and equipment, and $2.2 million used for purchases of intangible assets. In the three months ended September 30, 2012, we used $0.1 million of net cash in investing activities. We used net cash of $1.1 million primarily for routine capital expenditures and $1.2 million of restricted cash was provided when the restriction on the cash was released.

Net cash provided by (used in) financing activities. Net cash used in financing activities was $26.6 million for the three months ended September 30, 2013. We used $30.4 million of cash for repayments of credit facilities, $45.0 million for repayments of notes, $0.7 million for debt issuance costs and $0.1 million for shares withheld for payment of taxes, while $49.5 million of cash was provided by borrowings from credit facilities. For the three months ended September 30, 2012, net cash of $24.7 million was used in financing activities. We used $76.2 million for repayments of credit facilities and $0.3 million for debt issuance costs, while $51.7 million of cash was provided by borrowings from credit facilities.

Nine Months Ended September 30, 2013 and 2012

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Change
Net cash provided by (used in) operating activities	$(25,831)	$19,091	$(44,922)
Net cash provided by (used in) investing activities	(265,868)	(3,222)	(262,646)
Net cash provided by (used in) financing activities	294,652	(14,347)	308,999
Foreign-currency effect on cash and cash equivalents	881	(20)	901

Net increase (decrease) in cash and cash equivalents	3,834	1,502	2,332
Cash and cash equivalents at beginning of period	1,468	268	1,200

Cash and cash equivalents at the end of period	$5,302	$1,770	$3,532

Sources and Uses of Cash

Net cash provided by (used in) operating activities. For the nine months ended September 30, 2013, net cash provided by operating activities before the change in operating assets and liabilities was $46.6 million, which included net income of $11.7 million offset by non-cash adjustments reconciling net income to net cash provided by operating activities of $34.9 million (depreciation of $25.4 million, an increase in deferred income taxes of $4.7 million, non-cash interest on debt of $1.8 million, $1.4 million of amortization of debt issuance costs, $0.9 million of non-cash interest on tax contingencies, $0.7 million of stock-based compensation and $0.2 million from the write-off of debt issuance costs related to the early extinguishment of debt, partially offset by $0.1 million of non-cash interest income on loans). The change in operating assets and liabilities was a $72.4 million use of cash consisting of the following: a $26.5 million increase in accounts receivable, a $23.2 million increase in aircraft support parts, net (primarily attributable to increases in inventory levels in preparation for the active fire season), a $20.7 million decrease in accounts payable (primarily related to repayment of EHI related payables), a $4.3 million increase in other non-current assets, a $2.0 million increase in prepaid expenses and other current assets, a $0.6 million increase in income tax receivable, $2.7 million provided by an increase in accrued and other current liabilities, $1.3 million provided by an increase in income tax payable, $0.7 million provided by an increase in the liability for uncertain tax positions and $0.2 million provided by an increase in other long-term liabilities. As a result of these factors, we used $25.8 million of cash in operating activities in the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, net cash provided by operating activities before the change in operating assets and liabilities was $46.8 million, which included net income of $16.5 million coupled with non-cash adjustments reconciling net income to net cash provided by operating activities of $30.3 million (depreciation and amortization of $16.4 million, $8.8 million increase in deferred income taxes, non-cash interest on subordinated notes of $2.5 million, stock-based compensation of $1.7 million, and amortization of debt issuance costs of $0.9 million). The change in operating assets and liabilities was a $27.7 million use consisting of the following: a $23.4 million increase in accounts receivable (primarily attributable to increased receivables for Italian Ministry of Civil Protection, NAMSA, and USFS), a $17.1 million net increase in Aircraft support parts, a $0.5 million decrease in other long-term liabilities, a $0.5 million increase in income taxes receivable, and a $0.5 million decrease in accounts payable partially offset by a $10.9 million increase in accrued and other current liabilities, a $2.2 million decrease in prepaid expenses and other, and a $1.3 million increase in income tax payable. As a result of these factors, cash provided by operating activities was $19.1 million for the nine months ended September 30, 2012.

Net cash provided by (used in) investing activities. Net cash used in investing activities was $265.9 million for the nine months ended September 30, 2013. This use of cash relates primarily to the acquisition of EHI with total cash consideration transferred, net of cash received, of $231.9 million. We also used $32.4 million for purchases of aircraft and property, plant, and equipment and $2.2 million for the purchase of intangible assets. For the nine months ended September 30, 2012, investing activities were a net use of cash of $3.2 million. This included a use of $4.3 million for routine capital expenditures and heavy maintenance on our fleet, $0.3 million used for dividends paid to the noncontrolling interest of our subsidiary in Europe, and $1.4 million of restricted cash provided when the restriction on the cash was released.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $294.7 million for the nine months ended September 30, 2013, primarily due to $400.0 million provided by borrowings of the Notes and $197.4 million provided by borrowings from credit facilities, partially offset by $214.8 million used for repayments of credit facilities, $45.0 million used for repayments of notes, $27.6 million used for repayments of subordinated notes, $14.7 million in debt issuance costs and $0.7 million used by shares withheld for payment of taxes. Financing activities were a $14.3 million net use of cash for the nine months ended September 30, 2012. During this period, our repayments of credit facilities exceeded borrowings by $45.5 million and we used $0.3 million for costs related to the issuance of debt, uses of cash that were partially offset by proceeds of $31.5 million from the issuance of common stock.

Description of Indebtedness

Notes Offering

On May 2, 2013, we closed our $400.0 million aggregate principal note offering of 8.25% second priority senior secured obligations due 2020 (the “Notes”). The Notes are guaranteed by certain of our existing and future domestic subsidiaries. The Notes are secured by second-position liens, subject to certain exceptions and permitted liens, on substantially all of our and the guarantors’ existing and future assets that secure our Revolving Credit Facility.

On May 2, 2013, we deposited the Escrowed Amount into an escrow account to be used to consummate the Air Amazonia acquisition. Because the Escrowed Amount was not released from escrow to consummate the Air Amazonia acquisition before July 31, 2013, pursuant to a special mandatory redemption term in the Notes, we redeemed an aggregate principal amount of Notes equal to $45.0 million, on a pro rata basis, on August 5, 2013 at a price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but not including, August 5, 2013. At the close of the acquisition on September 3, 2013, we funded the purchase price of the Air Amazonia acquisition with our Revolving Credit Facility.

The Notes mature on May 1, 2020 and accrue interest payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2013. We may redeem the Notes, in whole or in part, at any time on or after May 1, 2016 at certain redemption prices. In addition, until May 1, 2016, we may redeem up to 35% of the outstanding Notes with the net proceeds we raise in one or more equity offerings. We may also redeem up to 5% of the aggregate principal amount of the Notes in any 12 month period prior to May 1, 2016 (commencing with the 12 month period beginning on May 1, 2013) at a price equal to 103% of the aggregate principal amount thereof plus accrued and unpaid interest thereon. In addition, we may redeem any of the Notes at any time prior to May 1, 2016 at a price equal to 100% of the principal amount plus a make-whole premium and accrued interest, if any. If we undergo a change in control, we will be required to offer to purchase the Notes from the holders at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.

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

The outstanding balance under the Notes at September 30, 2013 was $355.0 million.

Revolving Credit Facility

On May 2, 2013, we entered into the Revolving Credit Facility, providing a $100.0 million, five-year revolving credit facility with a group of financial institutions led by Wells Fargo Bank N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA N.A. On June 14, 2013, the Revolving Credit Facility was amended to increase the maximum aggregate amount that we may borrow from $100.0 million to $125.0 million. The interest rate under the credit agreement is 325-450 basis points over LIBOR depending on our senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes and we used a portion of the proceeds to fund the purchase price of the Air Amazonia acquisition.

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

The outstanding balance under the Revolving Credit Facility at September 30, 2013 was $54.5 million. The weighted average interest rate for borrowings under the Revolving Credit Facility for the three and nine months (from inception on May 2, 2013) ended September 30, 2013 was 5.34% and 5.43%, respectively. The interest rate at September 30, 2013 was 5.03%. As of September 30, 2013 we had $4.6 million in outstanding standby letters of credit under the Revolving Credit Facility and maximum borrowing availability was $65.8 million.

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

The outstanding balance under the 2020 Subordinated Notes at September 30, 2013 was $17.5 million, comprised of the $16.0 million fair value and $1.5 million related to the unamortized discount on the debt, for the three months and nine months ended September 30, 2013. The weighted average interest rate for borrowings under the 2020 Subordinated Notes from May 2, 2013 through the three months and nine months ended September 30, 2013 was fixed at 6.00%

Term Debt and Revolving Line of Credit

At the end of June 2010, we entered into a credit agreement with a bank syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”), which consisted of up to $132.5 million in senior secured asset-based revolving credit facilities, including a $65.0 million term loan facility (“Term Debt”) and a revolving credit facility (“Revolving Line of Credit”) of up to $67.5 million. In connection with our $400.0 million Notes offering and Revolving Credit Facility, all of the Term Debt and Revolving Line of Credit were paid in full to Wells Fargo and were discontinued on May 2, 2013.

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

The weighted average interest rate for borrowings under the Revolving Line of Credit facility for the period from January 1, 2013 to the termination date of May 2, 2013 was 3.9%. The weighted average interest rate for borrowings under the Revolving Line of Credit for the three and nine months ended September 30, 2012 was 3.84% and 3.90%, respectively. The interest rate at December 31, 2012 was 3.75%. In connection with the consummation of the Revolving Credit Facility, all standby letters of credit were transferred to the Revolving Credit Facility on May 2, 2013.

The weighted average interest rate for the Term Debt borrowings for the period from January 1, 2013 to the termination date of May 2, 2013 was 3.13%. The weighted average interest rate for the term loan borrowings for the three and nine months ended September 30, 2012 was 3.47% and 3.33%, respectively. The interest rate at December 31, 2012 was 3.13%. At December 31, 2012 the outstanding balance under the term loan facility was $48.8 million.

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

Advance from Cambiano

On July 29, 2008, EuAC entered into an Agreement with Banca Di Credito Cooperativo Di Cambiano (“Cambiano”) whereby EuAC may request advances up to €6.0 million. On July 29, 2013, EuAC entered into an Amended Agreement which reduced the available advances from €6.0 million to €4.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. There were no advances outstanding as of September 30, 2013 and $2.0 million (€1.5 million) of advances outstanding as of December 31, 2012 under this arrangement included within accrued liabilities. The agreement may be canceled by either party at any time.

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

Non-GAAP Financial Measures

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

Adjusted EBITDA means, as defined by our Revolving Credit Facility agreement, with respect to any fiscal period, our EBITDA, adjusted for, without duplication, the sum of the following amounts for such period to the extent included in determining consolidated net earnings (or loss) for such period: (i) extraordinary gains, (ii) non-cash items increasing consolidated net earnings for such period, excluding any items representing the impact of purchase accounting or the reversal of any accrual of, or cash reserve for, anticipated changes in any period, (iii) non-cash extraordinary losses, (iv) any other non-cash charges reducing consolidated net earnings for such period, excluding any such charge that represents an accrual or reserve for a cash expenditure for a future period or amortization of a prepaid cash expense that was paid in a prior period, (v) to the extent not capitalized, (A) non-recurring expenses, fees, costs and charges incurred and funded prior to, on or within nine months after the closing date in connection with the Revolving Credit Facility and the EHI acquisition; and (B) expenses incurred and funded prior to, on, or within two years of the closing date in connection with the termination of the lease for the location of the chief executive office of EHI as of the closing date; and (vi) transaction-related expenditures incurred and funded prior to, on or within nine months of the date of consummation of (A) the HRT acquisition, (B) any permitted acquisition under the Revolving Credit Facility, or (C) any investment that is permitted pursuant to the Revolving Credit Facility, in the case of each of (A), (B), and (C), that arise out of cash charges related to deferred stock compensation, management bonuses, strategic market reviews, restructuring, retention bonuses, consolidation, severance or discontinuance of any portion of operations, termination of the lease for the headquarters of EHI, employees or management of the target of such permitted acquisition, accrued vacation payments and working notices payments and other non-cash accounting adjustments.

We also use Adjusted EBITDAR in managing our business. Adjusted EBITDAR is determined by adding aircraft lease expense to Adjusted EBITDA.

EBITDA, Adjusted EBITDA, and Adjusted EBITDAR are supplemental measures of our performance that are not required by or presented in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to revenue, net income (loss), cash flow, or any other performance measure derived in accordance with U.S. GAAP. Our presentation of EBITDA, Adjusted EBITDA, and Adjusted EBITDAR may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA, Adjusted EBITDA, and Adjusted EBITDAR is provided below.

(Dollars in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
EBITDA, Adjusted EBITDA, and Adjusted EBITDAR Reconciliation:
Net income (loss) attributable to Erickson Air-Crane	$14,525	$17,556	$11,356	$16,178
Interest expense, net	8,665	1,524	16,516	5,537
Tax expense (benefit)	9,176	10,902	7,009	10,168
Depreciation and amortization	11,566	7,670	25,439	16,413
Amortization of debt issuance costs	599	297	1,386	852

EBITDA	$44,531	$37,949	$61,706	$49,148

Acquisition and integration related expenses	2,511	—	8,755	—
Non-cash unrealized mark-to-market foreign exchange gains (losses)	(159)	13	(299)	(28)
Interest related to tax contingencies	560	—	871	—
Loss on early extinguishment of debt	—	—	215	—
Non-cash charges from awards to employees of equity interests	255	433	665	1,729
Other non-cash (gains) losses	(20)	—	(41)	(800	)(1)

Adjusted EBITDA	$47,678	$38,395	$71,872	$50,049

Aircraft lease expenses	5,408	—	8,627	—

Adjusted EBITDAR	$53,086	$38,395	$80,499	$50,049

(1)	Other non-cash (gains) losses for the nine months ended September 30, 2012 relates to the removal of the Canadian Revenue Authority reserve that was included as an add-back for the fourth quarter 2010 charges.

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

Letters of Credit. To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. At September 30, 2013, we had letters of credit with various expiration dates extending into 2014 valued at approximately $6.9 million outstanding, including $4.7 million outstanding under our Revolving Credit Facility and $2.2 million (€1.6 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $2.7 million (€2.0 million) in restricted cash. At December 31, 2012, we had letters of credit with various expiration dates extending into 2013 valued at approximately $8.8 million outstanding, including $2.0 million outstanding under our Revolving Line of Credit, $4.6 million outstanding under our Working Capital Guarantee credit agreement and $2.2 million (€1.6 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $2.6 million (€2.0 million) in restricted cash.

Advance Agreements with Foreign Banks. In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. As of September 30, 2013 and December 31, 2012, there were zero and $2.0 million (€1.5 million) of advances outstanding under these types of arrangements, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates could have reasonably been used, or if changes in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Form 10-K filed with the SEC on March 8, 2013. We believe that there have been no significant changes to our critical accounting policies during the three and nine months ended September 30, 2013 other than the effects of the acquisitions and reclassifications disclosed.

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

Interest Rate Risk

At September 30, 2013, we had total indebtedness of $425.6 million (excluding $6.9 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our Revolving Credit Facility as our other debt obligations maintain fixed interest rates. Market risks associated with our Revolving Credit Facility include the potential reductions in fair value and negative impacts to future earnings from an increase in interest rates. Under our pre-acquisition debt, composed of the Term Debt and Revolving Line of Credit terminated on May 2, 2013, the applicable interest rate on our borrowings was calculated based on either LIBOR or a base rate plus a margin depending on the level of the senior debt leverage covenant ratio as defined in our prior credit agreement. The rates applicable to outstanding borrowings fluctuated based on many factors including, but not limited to, general economic conditions and interest rates, including the LIBOR, Federal Funds, and prime rates, and the supply of and demand for credit in the London interbank market. Under our Revolving Credit Facility, the applicable interest rate on our borrowings is 325-450 basis points over LIBOR depending on our senior leverage ratio. We estimate that a hypothetical 10% change in the interest rates experienced on our debt would have impacted interest expense for the three months and nine months ended September 30, 2013 by approximately $0.9 million and $1.6 million, respectively.

Aircraft Fuel

Our results of operations are affected by changes in the price and availability of aircraft fuel. For the three months ended and nine months ended September 30, 2013, a deviation of 10% in the average price per gallon of fuel would have impacted our cost of revenues by approximately $0.7 million and $1.5 million, respectively. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts.

We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk

A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the three months ended and nine months ended September 30, 2013 would have resulted in an estimated pre-hedged decrease of $0.1 million and $1.1 million, respectively, in our net income.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2013, our disclosure controls and procedures were effective.

We are in the process of integrating the control environments of EHI and Air Amazonia, which we acquired on May 2, 2013 and September 3, 2013, respectively, with our existing control environment. Except for that integration process, there have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ST Aerospace Matter

ST Aerospace Services, Co. (“ST Aerospace”), a judgment creditor of Evergreen International Aviation, Inc. (“EIA”), served a Writ of Garnishment on us on April 11, 2013 in connection with a judgment entered against EIA in favor of ST Aerospace, in the amount of approximately $3.6 million, also the amount of the garnishment. EIA is the former parent company of EHI. We responded that, at the time of our receipt of the Writ of Garnishment on April 11, 2013, we did not owe any money or property to EIA. ST Aerospace has since filed an Order for Appearance and requested discovery. A hearing concerning this matter was held in September, 2013. We believe we have a strong position in this matter and have not accrued an amount for the contingent liability related to this matter.

EHI was party to the following legal proceedings at the date of acquisition. Under and subject to the terms and conditions of the Stock Purchase Agreement, dated March 18, 2013, as amended on May 1, 2013 by the First Amendment to Stock Purchase Agreement, by and among us, EIA and the other parties named therein (the “SPA”), the Seller, EIA, is contractually obligated to defend these matters on our behalf and to indemnify us for any liabilities that may result from the claims. We believe we have a strong position in these matters and have not accrued an amount for the contingent liabilities related to these matters.

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

We are subject to ongoing litigation and claims as part of its normal business operations. In the opinion of management, none of these claims will have a material adverse effect on us.

Stockholder Action

In August 2013, one of our putative stockholders filed a class and derivative action in the Court of Chancery for the State of Delaware against us, the members of our board of directors, EAC Acq., and the ZM Funds and certain of their affiliates. The plaintiff asserted claims for breach of fiduciary duty and unjust enrichment in connection with the EHI acquisition and requested an award of unspecified monetary damages to them and to us, disgorgement and restitution, certain other equitable relief, and an award of plaintiff’s costs and disbursements, including legal fees. Although we are unable to predict the final outcome of the proceeding, we believe the allegations lack merit, intend to vigorously defend against them, and believe that the final results will not have a material effect on our consolidated financial position, results of operations, or cash flows.

ITEM 6.	EXHIBITS

Please see the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erickson Air-Crane Incorporated

Date: November 7, 2013	By:	/s/ ERIC STRUIK
Eric Struik Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Quota Purchase Agreement, dated July 19, 2013, by and among the Company, Air Amazonia, and HRT and certain of its affiliates		8-K	10.1	001-35482	07/25/13

10.2	Aircraft Purchase Agreement, dated July 19, 2013, by and among the Company, Air Amazonia, and HRT and certain of its affiliates		8-K	10.2	001-35482	07/25/13

10.3	2013 Retention Bonus Plan +		8-K	10.3	001-35482	07/25/13

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Denotes a compensatory plan, contract or arrangement, in which the Company’s directors and officers may participate.
*	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.