Form 10-K
period 2013-12-31
Erickson Air-Crane Inc.
filed 2014-03-14
CIK 1490165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 001-35482

ERICKSON AIR-CRANE INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	93-1307561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5550 SW Macadam Avenue, Suite 200, Portland, Oregon	97239
(Address of principal executive offices)	(Zip Code)

(503) 505-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the Registrant as of June 30, 2013 was approximately $76,354,022

On March 3, 2014, 13,789,534 shares of common stock, par value $0.0001, were outstanding.

PART I.

ITEM 1. BUSINESS

This annual report on Form 10-K (including, but not limited to, the following section regarding our Business) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report on Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this annual report on Form 10-K reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this annual report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this annual report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

We are a leading global provider of aviation services to a worldwide mix of commercial and government customers. We currently operate a diverse fleet of 90 rotary-wing and fixed wing aircraft, including a fleet of 20 heavy-lift Erickson S-64 Aircranes (“Aircranes”). Our fleet supports a variety of Government and Commercial customers, across a broad range of aerial services, including critical supply and logistics for deployed military forces, humanitarian relief, firefighting, timber harvesting, infrastructure construction, and crewing. We also maintain a vertically-integrated manufacturing capability for the Aircrane, related components, and other aftermarket support and maintenance, repair, and overhaul services for the Aircrane and other aircraft. We typically lease our aircraft to customers for specific missions, with customers generally paying for the aircraft, maintenance, and crewing services, and in some cases, fuel expense. Within our fleet we have 20 Aircranes, a versatile and powerful heavy-lift helicopter that we manufacture in-house. The Aircrane has two models, the S-64E and the S-64F, and our fleet of 20 contains 13 and 7 of each model, respectively, making us the largest operator of Aircranes in the world. The Aircrane has a lift capacity of up to 25,000 pounds and is the only commercial aircraft built specifically as a flying crane, without a fuselage for internal loads. It is also unique in that it is the only commercial heavy-lift helicopter with an additional rear facing cockpit, combining an unobstructed view of the attached load and complete aircraft control for precision lift and load placement capabilities.

We own the Type and Production Certificates for the Aircrane, granting us exclusive design, manufacturing and related rights for the aircraft and original equipment manufacturer (“OEM”) components. During the third quarter of 2013, we purchased the Type Certificate for engines used on the Aircrane as well as other aircraft. We also invest in new technologies and proprietary solutions with a goal of increasing our market share and entering new markets. We have remanufactured 36 Aircranes for our own fleet and for our customers in several countries worldwide. To date, we have sold and delivered nine Aircranes. We also offer cost per hour (“CPH”) contracts pursuant to which we provide components and expendable supplies for a customer’s aircraft at a fixed cost per flight hour. We believe CPH contracts help our customers better predict and manage their maintenance costs. This sector of our business is referred to as Aircraft Manufacturing and Maintenance, Repair, and Overhaul (“MRO”).

During the year ended December 31, 2013, 34.2% of our net revenues were generated in the United States and 65.8% were generated outside of the United States.

We operate under Federal Aviation Administration (“FAA”) Part 135, U.S. Air Carrier, and hold Commercial Airlift Review Board (“CARB”) authority to operate both fixed wing and rotary wing aircraft for the United States Department of Defense (“DoD”). The acquisition of Evergreen Helicopters, Inc. (“EHI”) brought us the experience of working with the DoD for over 50 years, and we are currently participating in operations on six continents and in two oceans. We have the capability of deploying aircraft to support external load operations, passenger and cargo transportation, combination loads, low cost/low altitude (“LCLA”) airdrops, short takeoff and landing (“STOL”), and MEDEVAC/CASEVAC. Our aircraft can be equipped with Supplemental Type Certificated (“STC’d”) Night Vision Goggles, Ballistic Protection, and roller systems.

We are a corporation organized under the laws of the State of Delaware in 2000. We are headquartered at 5550 SW Macadam Avenue, Suite 200, Portland, Oregon 97239 and our phone number is (503) 505-5800. We have production, maintenance, and logistics facilities in Central Point, Oregon. We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any such document at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s website at www.sec.gov or from our website at www.ericksonaircrane.com. The information on, or accessible through, our website is not a part of this annual report on Form 10-K or any other report we file or furnish with the SEC.

Acquisitions

On May 2, 2013, we closed our acquisition of EHI from Evergreen International Aviation, Inc. EHI, based in McMinnville, Oregon, contributed a fleet of 65 aircraft of varying rotary-wing and fixed-wing types capable of a wide range of passenger transport and light, medium and heavy load-carrying missions. The EHI business serves both government and commercial customers, including significant and critical programs with the U.S. Military in support of overseas operations. EHI maintains a global presence, with operations in North America, the Middle East, Africa and Asia-Pacific.

Since the acquisition, we have been consolidating EHI’s operations, incurring restructuring and other costs as a result. We believe that the increase in scale, wider range of mission capabilities and expanded suite of customers smoothed out the effects of seasonality and reduced our overall risk through increased diversification, including a truly global footprint. We also believe that our ongoing strategic acquisition program is an effective use of our access to capital.

On September 4, 2013, we completed our acquisition of Air Amazonia Serviços Aeronauticos Ltda. (“Air Amazonia”) and certain related assets from HRT Participações em Petróleo S.A. (“HRT”). The final terms of the acquisition provided us with an annually renewable five-year aerial services agreement with HRT with minimum revenue of $29 million per year. The acquisition provided us with significant operating infrastructure in Brazil, including six aircraft, two ground facilities, 59 employees, and repair station certification. In addition, we obtained the right of first refusal to purchase any or all of HRT’s remaining eight aircraft over the twelve months following the acquisition, as well as the right of first refusal on all helicopter services in Brazil from HRT.

We believe that this acquisition supports our growth and enhances our competitive position in South America, especially regarding the fast-growing oil and gas market. In addition to adding HRT as a significant customer, this acquisition significantly accelerated our ability to offer a comprehensive array of services to other existing and new customers throughout the region.

Operating Segments

Prior to May 2, 2013, our reportable operating segments were Aerial Services, which consisted of firefighting, timber harvesting, infrastructure construction, and crewing, and Manufacturing/MRO, which consisted of aftermarket support and maintenance, repair, and overhaul services for the Aircrane and other aircraft and the remanufacture of Aircranes and related components. On May 2, 2013, we completed our transformative acquisition of EHI. As a result of the acquisition, we established new reportable operating segments to assess performance by type of customer, Government and Commercial. Our Government segment is comprised primarily of contracts with various governments who use our services for firefighting, defense and security, transportation and other government related activities. Our Commercial segment is comprised primarily of timber harvesting, infrastructure construction, and manufacturing/ MRO contracts. Set forth below is a description of the services we provide.

Aerial Services

We provide heavy-, medium-, and light-lift aerial helicopter solutions to both government and commercial customers in both the domestic and international markets. We currently operate a diverse fleet of 90 aircraft capable of a wide variety of mission roles. The diversity of our fleet, in terms of size, function, speed, lift capacity, and passenger and cargo capacity allows us to provide solutions for our customers in a wide variety of industries in countries around the world. We believe that we are now competing in a large, global market for aerial services for a wide range of end-use markets and customers.

Our crews consist of two to four pilots per aircraft who are capable of flying daily missions of up to 10 hours. Missions are highly specialized and require pilots, mechanics, technicians, and support crews with extensive experience in helicopter operations and in specific mission training. To support our commitment to safety and quality service, we recruit pilots with exceptional long-term flight hour helicopter experience and require that new hires spend significant time as co-pilots before graduating to full pilots, regardless of previous experience in other aircraft. We believe that our attractiveness to customers depends not only on the capabilities of our aircraft but also on the high level of training and abilities of our air crews and support personnel, as well as our safety practices.

Periodically, our aircraft are removed from service and undergo heavy maintenance activities, including inspections and repairs of the airframe and related parts as required. The actual time between heavy maintenance depends on many factors, including hours of operation, calendar time and nature of use. We perform the heavy maintenance procedures at our Central Point facility in Oregon. Heavy maintenance can require several months to complete, during which time the aircraft is unavailable for aerial services.

Defense-Related Programs

The acquisition of EHI provided us with a significant amount of work with the DoD, including an ongoing role supporting operations in Afghanistan. During 2013, 97% of EHI’s revenues were derived from either prime or sub contracts for the U.S. DoD. On a geographic basis, 53% of EHI’s revenues were related to operations in Afghanistan. The Company believes that the DoD is among the world’s single largest customers for aerial services, although the work is funded through multiple contract vehicles.

We operate under Federal Aviation Administration (FAA) Part 135, U.S. Air Carrier, holding Commercial Airlift Review Board (CARB) authority to operate both fixed wing and rotary wing aircraft for the DoD. The acquisition of EHI brought us the experience of working with the DoD for over 50 years, and we are currently participating in operations on five continents and in two oceans. We have the capability of deploying aircraft to support external load operations, passenger and cargo transportation, combination loads, low cost/low altitude (LCLA) airdrops, short takeoff and landing (STOL), and MEDEVAC/CASEVAC. Our aircraft can be equipped with Supplemental Type Certificated (STC’d) Night Vision Goggles, Ballistic Protection, and roller systems.

Over the past two decades, the DoD has transitioned a significant portion of support contracts of all types to commercial providers. With outside pressures, such as a desire to limit troop counts, and increased attention to defense budgets, the DoD has turned to subcontracted support to meet its needs. The Iraq and Afghanistan campaigns accelerated growth of the civilian contractor industry, as the government turned to regional and service-specific experts to deploy in support of rapidly growing U.S. footprints in these conflict areas. Over time, the contracting process has been refined to ensure fair procurement for contractors and price competition resulting in cost saving to the government. This regulation has also created barriers to entry, benefiting companies who entered these markets early.

The most complex services provided by commercial companies are aviation operations. Beginning in 1992, the DoD founded the CARB DoD, with the mission of ensuring civilian air carriers transporting passengers are sufficiently regulated. In order to transport any DoD passengers or cargo in a civilian aircraft, the operator must undergo a rigorous set of audits to become certified, with follow-up inspections thereafter. The combination of FAA and CARB regulations creates the most stringent standards in civil aviation, resulting in a significant barrier to entry into the market.

CARB certification allows the DoD to utilize approved civilian air carriers to provide mission-critical support service at a lower cost than their military alternatives. Furthermore, contract aviation operators are specialists in their respective areas of expertise, providing greater skills and efficiency. Finally, contractor personnel are not factored against troop count ceilings in an operating area, leaving the DoD free to optimize their troop limitations and deploy maximum combat-oriented personnel supported by contract aviation assets.

CARB carriers support the U.S. Army, U.S. Navy, Air Force, Marines, and Special Operations units domestically and around the world. On a macro scale, we believe the DoD will transition focus from large occupying ground forces, like those in Iraq and Afghanistan, to smaller and faster “kinetic” combat units. Commercial airlift is frequently utilized to maintain low profile operations with these groups. Future operations will focus on Special Operations, the use of unmanned aerial vehicles (“UAVs”), and short-term deployments to complete objectives and exit the region quickly. Opportunity to deploy resources to support special operations teams in remote locations will grow in new regions of focus, such as Africa and Southeast Asia. EHI has already begun seeing this transition take place following the Arab Spring in Northern Africa, rebel conflicts in Central Africa, and recent events with both U.S. and foreign forces in the Western African regions.

Projecting the future of Afghanistan specifically, we anticipate there will be three types of groups who will maintain a presence following the drawdown of conventional forces.

1.	DoD (Special Operations): Ensuring security for remaining U.S. government and contractor personnel

2.	U.S. Government (Department of State): Facilitating economic development and reconstruction projects

3.	Civilian Contractors: Supporting security or economic growth and reconstruction

Using Iraq as a current example of Afghanistan’s future, commercial contractors realized an increase in activity following the withdrawal of U.S. conventional forces, and we anticipate a similar pattern with groups in support of security operations, economic development, and reconstruction in Afghanistan. Today, aviation is the primary means of transportation within Afghanistan. As conventional forces exit, and land based transportation security deteriorates further, we expect demand for contractor aviation will likely increase in this region.

Firefighting

Aerial firefighting has a long and established history and is becoming a larger part of firefighting strategies around the world, especially as fire seasons in some areas seem to be growing more intense and lasting longer, due to variables in climate and large buildups of ladder fuels in protected forest areas. This is consistent with findings in the 2009 Quadrennial Fire Review (“QFR”), an integrated strategic assessment process conducted by the U.S. Fire Executive Council and other government agencies to evaluate the future environment of fire management, which reports that climate change will continue to result in a greater probability of longer fire seasons in various regions in the U.S. Over the past five years, longer and drier summers in the U.S. have contributed to an increase in the quantity and severity of annual fires. The QFR suggests that in the coming decade, fire mitigation efforts must address a potential 10-12 million annual wildfire acres in the U.S. alone, up from the previous estimate in 2005 of 8-10 million acres.

Aerial firefighting can be one of the most efficient means of combating wildfires, because of the speed, mobility, and large carrying capacity of firefighting aircraft. With its attached 2,650-gallon fire tank, the Aircrane is a versatile, powerful, and cost-competitive aerial firefighter. The tank features electronically-controlled tank doors that allow for eight different coverage levels. It provides the Aircrane with a delivery capacity comparable to fixed-wing tanker planes with the superior maneuvering capabilities of a helicopter. Fixed-wing alternatives must land to reload or skim-load from large bodies of water. Our Aircrane reloads while in flight in 45 seconds or less from almost any available open water source deeper than 18 inches, including rivers, lakes, oceans, and cisterns. As a result, if there is an available water source nearby, the Aircrane can reload and return to its target significantly faster than fixed-wing alternatives, resulting in a substantially larger total drop capacity and a more cost-effective solution for fighting most fires. This effectiveness in delivered payload has resulted in fire agencies utilizing our Aircranes more and more for rapid initial attack on fires, which increases our utilization rate compared to other aircraft.

The Aircrane has provided firefighting services on a global basis, including the U.S., Canada, Italy, Greece, Australia and, recently, Turkey. Our firefighting customers include federal, state, local and international government and commercial agencies. Under our typical firefighting contracts, aircraft are deployed to locations prone to seasonal fires, where they remain on standby throughout the fire season. For these contracts, which we refer to as exclusive-use contracts, we typically charge on a per-day basis for availability and on a per-hour basis for actual aircraft use. In some circumstances, we only charge for actual aircraft use; these contracts, which we refer to as call-when-needed contracts, have considerably higher daily and/or hourly rates than our exclusive-use contracts. Because of the inverse timing of fire seasons in the Northern and Southern Hemispheres, we are able to capitalize on year-round demand for firefighting services by moving aircraft from one hemisphere to another.

Our proprietary accessories, including our water cannon, sea and pond snorkel, and hydro-mulch loading manifold have helped us remain a leader in the firefighting market. As we endeavor to increase our market share within the international firefighting markets, we will continue to pursue new product innovations.

With our expanded fleet, including medium and light aircraft, we now have capabilities for multi-role firefighting missions that include passenger transport as well as external load water drops for global firefighting activities.

Timber Harvesting

There are a few main reasons that companies use heavy-lift helicopters in harvesting timber. Given its relatively high operational cost, when compared to traditional logging practices, aerial timber harvesting is often used to harvest high-value timber to be used in high-grade products such as furniture and flooring. It can also be a cost-effective strategy for reaching timber located in challenging terrain, where building access roads is cost-prohibitive or logistically impossible. This is especially true of tropical timber species, which are often found in dense forests that are difficult to access.

Additionally, environmental concerns are playing an ever-increasing role in companies’ decisions to utilize aerial timber harvesting. In many locations around the world, local governments are beginning to limit — or forbid entirely — the construction of access roads, in order to protect and preserve forest lands. This is true in the tropical forests of Malaysia, where we already have a presence. As global environmental pressures increase, we expect an expansion of our opportunities in this sector.

Opportunities are also available in North America, which remains an attractive market for aerial timber harvesting. The demand for sawlogs, or softwood that typically carries a significant premium over pulpwood logs, remains strong and is expected to grow. We believe demand for our timber harvesting services in North America is correlated to estimated housing starts in the United States and will continue to grow in tandem with expected increases in housing starts.

Consumer demand is another reason why we see an increase in the use of aerial timber harvesting. Environmental awareness and consumer demand for more socially responsible businesses helped third-party forest certification emerge in the 1990s as a tool for communicating the environmental and social performance of forest operations. As of January 2014, more than 181 million hectares of forest in 81 countries have received Forest Stewardship Council (“FSC”) certification. Approximately 43% of these certifications are located in Europe, 41% in North America, seven percent in South America and the Caribbean, five percent in Asia and Oceania and four percent in Africa. Timber logged from certified forests is often more expensive and must be harvested in a sustainable manner, yielding growth opportunities for aerial timber harvesting as environmentally friendly forest resource management continues to grow in importance.

We have been conducting high performance, low impact aerial timber harvesting since 1971. Aerial timber harvesting with the Aircrane is a cost-competitive, sustainable and environmentally friendly method of harvesting high-value and difficult to access timber. Timber is vertically lifted and transported with our proprietary hydraulic grapple, minimizing the need for road development and large support crews on the ground. We believe one Aircrane can harvest and transport the same amount of timber in a day as approximately 50 ground tractors. The environmental benefits of this sustainable forest practice include far less damage to adjacent stands of trees, soil and riparian areas, resulting in less erosion and long term damage to the terrain.

Infrastructure Construction.

Heavy-lift helicopters are used in a variety of infrastructure construction projects, transmission and utility grid construction, wind turbine construction, building construction, HVAC unit placement, ski lift construction and mine conveyor belt construction. Aerial services are often the most efficient means to accomplish heavy-lift project goals. Heavy-lift helicopters are playing an enhanced role in support of electric transmission line construction, allowing utilities and construction services firms to install infrastructure in remote or hard-to-access locations where traditional access methods may be too costly or impossible. Additionally, heavy-lift helicopters allow utilities to construct large lines faster and with minimal environmental impact, an increasing concern for asset owners.

We believe growth prospects exist on a global basis, as infrastructure development opportunities arise in both developing and developed countries for power and telecommunications construction, especially as these services are delivered to remote, less accessible regions, where the Aircrane is the ideal solution. This growth will also support the need for more high-rise buildings, and transportation infrastructure like bridges, tunnels, and ports. We expect government agencies around the world to increase the amount of these types of projects to meet population demands. We believe opportunities in South America, Asia, Europe, China and Africa will continue to make this a growth market for Erickson.

The Aircrane’s rear load-facing pilot seat, combined with the skill and experience of our pilots, makes the aircraft particularly well-suited for infrastructure projects that require extreme precision in load delivery, as well as heavy lifting of cargo items in locations where ground transportation would be challenging, cost-prohibitive, or impossible. To further meet our customers’ needs, we have developed a number of innovative mission-specific tools and accessories that further enhance our capabilities and increase our versatility, including our anti-rotation device and hoist, hydraulic grapple, and material transport bucket.

The Oil and Gas industry uses helicopters in a variety of stages of their production process. Light helicopters are used to perform initial seismic surveying before and after blocks are acquired. Medium helicopters are used for transporting passengers, lighter construction needs and for pipeline placement. Heavy lift helicopters are used for heavy drill rig moves and site infrastructure construction. In the International Energy Outlook 2013 Reference

case, worldwide consumption of petroleum and other liquid fuels increases from 87 million barrels per day in 2010 to 97 million barrels per day in 2020 and 115 million barrels per day in 2040, notwithstanding steadily rising oil prices after 2020.

With the acquisition of Air Amazonia, we broadened our services from a strong foothold in drill rig moves, pipeline and site construction to include capability across the full spectrum of helicopter services for on-shore oil and gas exploration and drilling activities. In addition to oil and gas contracts in the Andes Mountains and Amazon basin regions, with the acquisition of Air Amazonia, we have expanded operations to include Brazil, a market which has high barriers to entry for foreign companies and strict regulations on foreign pilot flight hours.

Aircraft Manufacturing and Maintenance, Repair, and Overhaul (“Manufacturing / MRO”).

As the owner of the S-64 Type and Production Certificates, as well as the Type Certificate for engines used in the S-64 Aircrane, we have the exclusive authority and ability to remanufacture an Aircrane, both for our customers and for our own fleet. This work takes place at our facility in Central Point, Oregon, enabling us to remanufacture an Aircrane to new specifications in approximately 10 to 14 months, depending on specifications and complexity. We have remanufactured a total of 36 Aircranes for our own use and for sale to customers, and have sold one for domestic construction operations and eight for international firefighting operations. The sale of an Aircrane to an existing or potential Aerial Services customer may reduce future Aerial Services revenue opportunities with such customers or other third parties.

In addition to the remanufacturing of the Aircrane, we provide parts, major maintenance, and overhaul services for every Aircrane we have sold. We manufacture new aircraft components on a contract basis for key original equipment manufacturers of helicopters, as well as provide a wide array of MRO services to helicopter operators globally. These services include the disassembly, cleaning, inspection, repair, and reassembly of airframes, engines, components, and accessories, as well as the testing of complete engines and components to FAA, EASA and ANAC standards. We provide all these services out of our AS9100-certified facility in Central Point, Oregon, which we complement with field support and airframe base maintenance out of a facility in Lucca, Italy. Additionally, our MRO business continuously brings innovative engineered solutions to the market, from product redesign to cost-effective repair schemes.

We offer “Cost per Hour” (CPH) contracts, in which we provide a full suite of parts and services (e.g., replacement parts, spare parts replenishment, scheduled and unscheduled engine maintenance) for a customer’s aircraft at a fixed hourly rate, increasing our customers’ ability to predict and manage their maintenance costs. Entering into a CPH contract also allows us to deepen our ongoing relationship with our customers, monitor the performance of their aircraft, and generate additional contracted revenue. We also offer similar operations and services on engines and other components for owners of other aircraft platforms.

We have extensive capabilities in new parts production of airframes, aircraft systems, and avionics components for a wide variety of rotary aircraft. Our highly skilled mechanics and technicians regularly manufacture airframe subassemblies and other sheet metal parts and have machining capabilities that include computer numerical control milling, grinding, and lathing. Our manufacturing operations can fabricate hard-to-locate parts, or even reverse engineer and reproduce parts that may no longer be available from traditional sources, providing a valuable alternative on platforms where the supply chain faces obsolescence issues. And, beyond the usual capabilities of a repair station, we have a team of engineers and resident Designated Engineering Representatives (“DER”) to assist in repair salvages and modifications, as well as to address any engineering issues that arise during the maintenance process.

The Aircrane was originally manufactured by Sikorsky Aircraft Corporation. We purchased the S-64 Type Certificate from Sikorsky in 1992 and our in-house engineers have designed custom modifications to the Aircrane to meet our customers’ industry-specific needs, like our “heli-harvester” hydraulic logging grapple, a 2,650-gallon water tank and snorkel for aerial firefighting, an anti-rotation device and hoist for construction, and composite main rotor blades designed to improve performance. We are committed to continuous innovation and the allocation of resources to the design, engineering, and development of new and improved Aircrane tools and accessories for existing and new markets.

Research and Development

Our research and development efforts have been critical to our success, and we dedicate significant resources to improving our aircraft’s performance and developing new applications and products. We spent $4.0 million, $4.7 million and $4.8 million on research and development in 2013, 2012 and 2011, respectively. We have recently completed several new product applications and aircraft accessories and have others under development, including our composite main rotor blades, with respect to which the detailed design is complete and manufacturing tooling is fabricated, and prototype blades have been fabricated.

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

Our backlog as of December 31, 2013 was $428.3 million, of which $139.7 million was attributable to signed contracts and $288.6 million was attributable to anticipated exercises of customer extension options. We had total backlog of $178.8 million as of December 31, 2012, of which $69.6 million was attributable to signed contracts and $109.2 million was attributable to anticipated exercises of customer extension options.

Sales and Marketing

Sales and marketing assignments are allocated based on geography to regional managers who are responsible for generating qualified sales leads. Once a potential customer is qualified, the managers are supported by segment managers who provide subject matter expertise on our various products and services. We have added significant depth in expertise in sales to government agencies and to South American oil and gas sectors. We have retained consultants to assist us with developing our expanded MRO capabilities into new markets. We also retain independent representatives in specific countries on a commission basis. Our independent representatives operate under contracts in which they pledge to act in full compliance with the Foreign Corrupt Practices Act (FCPA) and other applicable legislation.

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

Our marketing functions are principally directed at identifying and understanding geographic markets and developing new applications for our products and services. We are currently focused on potential energy applications for oil and gas exploration, transmission towers, and pipeline development in South America, Europe, North America, Africa and Asia. Our government sector includes support for the DoD, State Department and other governmental agencies in the Middle East, Africa, the Mediterranean, South Pacific, Hawaii, and Alaska. In firefighting applications, we are focused on Europe, North America and Australia. We are pursuing timber harvesting applications in North America, Asia, and South America and construction applications in North America, Europe, the Middle East, South America, Africa and Asia. In addition to our traditional operating markets, we are exploring various new product applications to enable us to enter new markets such as emergency response.

Significant Customers

Each of Fluor Corporation (Fluor) and the U.S. Forest Service accounted for 10% or more of our total net revenues in 2013, and we have existing contracts with each of these customers, with which we believe that we have good relationships. Our contract to provide services to the Italian Ministry of Civil Protection expired in June 2013.

The table below sets forth all customers that accounted for at least 10% of our total net revenues in 2013, 2012, or 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Fluor(1)	14.8%	—	—
U.S. Forest Service	14.7%	28.6%	27.2%
Italian Ministry of Civil Protection	3.0%	12.9%	15.9%

	32.5%	41.5%	43.1%

(1)	Fluor was a customer serviced by EHI for the years ended December 31, 2012 and 2011.

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

We have registered the AIR CRANE word mark in the United States and we have registered the Erickson logo, featuring a design of an Aircrane. We have also registered the A.I.R.S. word mark in the United States. We have a pending trademark filing in the United States for the AIRCRANE INCIDENT RESPONSE SYSTEMS word mark. In 2013, as part of our re-branding effort, we filed a trademark application for our new Erickson name with stylized design, which application is currently pending in the U.S. Trademark Office.

During the year ended December 31, 2013, we purchased the Type Certificate for engines used in the S-64 Aircrane.

Insurance and Risk Management

We complement our risk management strategy by maintaining hull insurance on our aircraft covering us for loss of or damage to the aircraft, and liability insurance for the cost of defending against and paying any claims brought by a third party. We also insure the aircraft against war risk and related perils. In addition, we maintain insurance for other risks inherent in doing business, such as automobile liability, pollution liability, and workers’ compensation coverage. In some instances, we are covered by indemnity agreements from our customers in lieu of, or in addition to, our insurance.

Competition

Through the successful implementation of our mergers and acquisitions strategy, we have greatly expanded our business and our range of opportunities for growth. We believe we have transformed our competitive position from a highly-specialized, vertical heavy-lift operator to that of a diversified supplier of a full range of aerial services, still including a unique and valuable capability for certain heavy-lift mission roles. We believe our diversification has enhanced our competitiveness in several ways, including the ability to now provide a comprehensive range of services for certain customers; at the same time, we have also expanded the number of companies against which we expect to compete. Many of those companies may be larger and/or better capitalized than we are, may have longer or superior operating histories, and may have greater capabilities. We are nonetheless confident of our long-term opportunity to compete successfully, grow our business, and drive value to our shareholders through the continued execution of our business and the ongoing execution of our strategies to grow our business organically as well as through the possibility of additional mergers and acquisitions. We believe the combination of our reputation for operational excellence, EHI’s extensive DoD experience, and our extensive manufacturing and overhaul capability give us a unique advantage compared with our competition.

Seasonality

Our flight hours are substantially reduced in winter or monsoon seasons. The global deployment of our helicopters and crews helps to limit the effect of seasonality, but our operations tend to peak in June through October and to be at a low point in January through April. We believe the acquisitions of EHI, which primarily services the DoD, and Air Amazonia, which services an oil and gas related customer in Brazil, will continue to reduce seasonality and further diversify our end market and customer mix.

Employees and Training

We employ approximately 1,200 employees, of whom approximately 500 are located in Oregon, primarily at our Central Point facilities and Portland headquarters. We employ approximately 200 pilots. We deploy crews, including pilots and maintenance personnel, on-site globally where we deploy our aircraft. None of our U.S employees are represented by a labor union. Approximately 10 pilots in Italy are covered by statutory employment protections. In Brazil, all of our approximately 80 employees are covered by statutory employment protections under Brazilian labor law.

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

Our field mechanics are qualified to a number of levels of Return to Service (“RTS”) on the Aircrane based on work experience and task qualification. All field mechanics must meet the requirements of the FAA-approved Repair Station Part 145 Training Program and minimum task qualifications as specified in Erickson’s Standard Operating Procedure # 2005 before becoming qualified to sign off the aircraft. The task qualification process typically takes three to five years for an FAA-certificated mechanic to reach Full RTS. This process ensures that the individuals maintaining our fleet of Aircranes meet the high standards that have become associated with

Erickson Air-Crane. In addition to the Limited and Full RTS qualifications, a number of our field mechanics hold other task qualifications in Non Destructive Testing, Pilot-Static Testing, and ATC Transponder Testing.

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

FAA and Comparable Agencies. Our aerial operations, aircraft manufacturing, and MRO are subject to complex aviation and transportation laws and regulations under which the United States Department of Transportation (“DOT”), principally through the FAA, exercises regulatory authority over certificate holders and persons that operate, manufacture, or repair aircraft. We are also subject to comparable regulation in several foreign countries with respect to our operations in those countries.

The FAA and comparable foreign agencies, including the European Aviation Safety Agency and Agência Nacional de Aviação Civil (“ANAC”), have jurisdiction over many aspects of our business, including:

•	The issuance of type certificates for the Aircrane and Aircrane engines;

•	Approval of major modifications to the Aircrane or its systems;

•	Approval of Aircrane accessories used in our operations, such as our sea snorkel and our anti-rotation device and hoist;

•	Promulgation and enforcement of rules governing the operation of aircraft generally and in connection with specific missions;

•	Promulgation and enforcement of rules governing the manufacture and repair of aircraft, aircraft systems, and aircraft components; and

•	Promulgation and enforcement of rules governing the qualification, training, and currency of pilots, flight crew, and repair and maintenance personnel.

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

Certain of our operations are also subject to the oversight of the Occupational Safety and Health Administration (“OSHA”) concerning employee safety and health matters.

Other Regulations. Our operations in non-U.S. jurisdictions are subject to local governmental regulations that may limit foreign ownership of aviation companies. Because of these local regulations, we conduct some of our operations through entities in which local citizens own a majority interest and we hold a minority interest, or through local agents.

Safety

We employ a company-wide safety and risk management program. Each operating division employs a robust Safety Management System (“SMS”), the gold standard for managing Hazards and Risk, within the operation. We provide mandatory training of our SMS to the employees in each division. During the fourth quarter of 2013, we introduced an advanced, harmonized Risk Management System (“RMS”) which centers on the web-based Occurrence/Hazard reporting system to the Erickson enterprise. Our RMS methodology follows guidance found in International Civil Aviation Organization Document 9859 by identifying hazards and quantifying the risk each may pose to our operation. The web-based system provides the user interface to a single Safety database which records all actions associated with each entered Hazard. Our Helicopter and Transport divisions maintain CARB certification as required for carriers who provide air transportation services to the DoD. The most recent bi-annual audit took place in April of 2012 with outstanding results. During December of 2013, we were audited by Oregon OSHA, gaining Safety and Health Achievement Recognition Program (“SHARP”) certification for our fifth consecutive year, and were recommended for graduation from the program. SHARP Certification identifies companies that achieve a level of Safety that far exceeds minimum compliance standards. Our graduation from the SHARP program occurred during January of 2014. We had no environmental issues during 2013 and gained additional exemptions from EPA tests and certification requirements. The McMinnville facility and Central Point Blade Shop are two examples where hazardous waste generator status was reduced during 2013 to Commercially Exempt Generator from Small Quantity Generator status.

Organizational Structure

Some of our foreign operations are conducted through local subsidiaries and are structured to comply with local ownership laws and other requirements. Typically, we provide comprehensive lease services to our subsidiaries under agreements which are cancelable by us; those subsidiaries in turn contract with foreign entities.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertanties. You should carefully consider the following risk factors and all other information contained in this annual report on Form 10-K and the reports we file with the SEC from time to time. Any of these risks could harm our business, results of operations, financial condition and prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and prospects.

Risks Relating to our Indebtedness

Our indebtedness and significant debt service obligations could adversely affect our financial condition and impair our ability to grow and operate our business.

We are a highly leveraged company and, as a result, have significant debt service obligations. In May 2013, we issued $400.0 million in aggregate principal amount of 8.25% Second Priority Senior Secured Notes due 2020 (the “2020 Senior Notes”), issued $17.5 million in unsecured 2020 subordinated promissory notes (the “2020 Subordinated Notes” and together with the 2020 Senior Notes, the “Notes”), refinanced our prior 2015 Subordinated Notes and 2016 Subordinated Notes, and refinanced our prior senior secured asset-based credit facilities, composed of Term Debt and Revolving Line of Credit. After giving effect to these transactions, our total borrowings under the Notes and our senior secured asset-based credit facility entered into on May 2, 2013 and amended on June 14, 2013 and March 11, 2014 (the “Revolving Credit Facility”), excluding letters of credit, at December 31, 2013 was approximately $440.6 million. As of December 31, 2013, we had maximum availability for borrowings under our Revolving Credit Facility of approximately $51.8 million. Our Notes and Revolving Credit Facility mature on May 1, 2020 and May 2, 2018, respectively, and these borrowings are secured by liens on substantially all of our and the guarantors’ existing and future assets. Our substantial indebtedness could require us to dedicate a significant portion of our cash flow from operations to debt payments, thereby increasing our vulnerability to generally adverse economic and industry conditions, or limit our flexibility in planning for or reacting to changes in our business and future business opportunities. If we are unable to repay our outstanding indebtedness, or refinance it on favorable terms, if at all, we may need to seek financing through the issuance of additional debt or equity securities. We may be unable to repay our borrowings under our Notes and Revolving Credit Facility when due, refinance this indebtedness on favorable terms, if at all, or obtain other financing on favorable terms, if at all, which would adversely affect our business, financial condition and results of operations and impair our ability to grow and operate our business.

Our substantial indebtedness could also:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including our obligations under the indenture to purchase notes tendered as a result of a change in control;

•	increase our vulnerability to generally adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt;

•	increase the price volatility of our common stock;

•	limit our flexibility to react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage to any of our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

Following the March 11, 2014 amendment, our Revolving Credit Facility requires that we maintain a fixed charge coverage ratio of at least 1.2:1.0 if our average excess availability is greater than $16.8 million (as calculated pursuant to the terms of the Revolving Credit Facility) or 1.05:1.0 if our average excess availability is less than or equal to $16.8 million (as calculated pursuant to the terms of the Revolving Credit Facility), and imposes an annual growth capital expenditures limit of $25.0 million, subject to standard carry-over provisions.

Failure to comply with these covenants is an event of default under the facility and as a result our ability to draw down borrowings under our Revolving Credit Facility depends in part on our compliance with these covenants.

An inability to draw down on our Revolving Credit Facility could have a material adverse effect on our ability to make capital expenditures, on our results of operations and on our liquidity. Further, failure to maintain the financial ratios required under our Revolving Credit Facility would constitute an event of default, allowing the lenders under our Revolving Credit Facility to declare the entire balance of any and all sums payable under the Revolving Credit Facility immediately due and payable. If a payment default or acceleration were to occur under our Revolving Credit Facility, holders of 2020 Senior Notes would be permitted to accelerate the maturity of the 2020 Senior Notes.

Our ability to meet our debt service obligations and seek any potential re-financing of our indebtedness, including the debt existing at the time of the issuance of Notes as well as any future debt that we may incur, will depend upon our ability to generate cash in the future from operations, financings or asset sales, which are subject to general economic conditions, industry cycles, seasonality and other factors, some of which may be beyond our control. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.

We may be unable to access public or private debt markets to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms, or in sufficient amounts, if at all.

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

If our business does not perform as expected, including if we generate less revenue than anticipated from our operations or encounter significant unexpected costs, we may fail to comply with the financial covenants under our Revolving Credit Facility. If we do not comply with our financial covenants and we do not obtain a waiver or amendment, our lenders may accelerate payment of all amounts outstanding which would immediately become due and payable, together with accrued interest. Any default may require us to seek additional capital or modifications to our credit facilities, which may not be available or which may be costly. Additionally, our suppliers may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. Any of these risks and uncertainties could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Operational Risks Relating to our Business

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

We derive a significant amount of our revenue from a small number of major customers, including Fluor, the U.S. Forestry Service, DynCorp, Kestrel Aviation (Australia), NAMSA, Western Forest Products, and various oil and gas companies. Our contracts to provide services to the Italian Forestry Service expired in June 2013.

Several of our largest customers are governmental agencies or entities that may be subject to budget or other financial constraints. The economies of Greece and Italy in particular have been adversely affected by global financial pressures. In light of the ongoing European sovereign debt crisis, there are heightened risks associated with our future revenue attributable to, and our accounts receivable from, the Hellenic Fire Brigade, now contracted through NAMSA, and the Italian Ministry of Civil Protection. Similarly, in light of anticipated troop withdrawals in Afghanistan, there is a heightened risk of a decline in our future revenue attributable to our contract with Fluor. Should we lose one of our major customers for any reason, we may be unable to identify new opportunities sufficient to avoid a reduction in revenues and our business and financial condition could suffer.

In addition, contracts with the majority of our significant customers are multi-year contracts; however, these contracts are periodically up for renewal or rebid. Renewal, or a successful rebid, is not guaranteed. Should we lose one of our major customers for any reason, we may be unable to identify new opportunities sufficient to avoid a reduction in our revenues and operating earnings, which would have a material adverse effect on our business, financial condition, results of operations, and cash flows. If one or more of these customers is disproportionately impacted by factors that affect its ability to pay us or to enter into new contracts with us, including general economic factors, our operations could be materially and adversely affected.

Our helicopter operations involve significant risks, which may result in hazards that may not be covered by our insurance or may increase the cost of our insurance.

The operation of helicopters inherently involves a high degree of risk. Hazards such as aircraft accidents, mechanical failures, collisions, fire, and adverse weather may result in loss of life, serious injury to employees and other persons, damage to property, losses of equipment and revenues, revocation of necessary governmental approvals and suspension or reduction of operations. The aerial services we provide and the missions we fly, which include firefighting and timber harvesting in confined spaces, can be hazardous. In addition, we ship our helicopters to various locations, which expose them to various risks when in transit, including risks relating to piracy, inclement weather and improper shipment. We maintain hull and liability insurance on our aircraft, which insures us against physical loss of, or damage to, our aircraft and against certain legal liabilities to others. In addition, we carry war risk, expropriation, confiscation, and nationalization insurance for our aircraft involved in international operations. In some instances, we are covered by indemnity agreements from our customers in lieu of, or in addition to, our insurance. In addition, we maintain product liability insurance for aircraft and aircraft components we manufacture. Our insurance will not cover any losses incurred pursuant to any performance provisions under agreements with our customers.

Our insurance and indemnification arrangements may not cover all potential losses and are subject to deductibles, retentions, coverage limits, and coverage exceptions and, as a result, severe casualty losses or the expropriation or confiscation of significant assets could materially and adversely affect our financial condition or results of operations. The insured value of one of our aircraft is typically lower than its replacement cost, and our aircraft are not insured for loss of use. The occurrence of an event that impairs the use of an aircraft but that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The loss of an aircraft, which we believe would take us at least six months to replace, could negatively impact our operations.

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

A significant portion of our operating revenue is dependent on actual flight hours, and a substantial portion of our direct costs are fixed. Flight hours could be negatively impacted by factors beyond our control and fluctuate depending on cyclical weather-related and seasonal limitations, which would affect our revenues and operations. In addition, our aircraft are not currently equipped to fly at night, reinforcing the seasonality of our business with more activity in the Northern Hemisphere during the summer months and less activity during the winter months. Poor visibility, high winds, and heavy precipitation can restrict the operation of helicopters and significantly reduce our flight hours. Reduced flight hours can have a material adverse effect on our business, financial condition, results of operations, and cash flows. We budget for our operations based on historical weather information, but unexpectedly poor weather could materially affect our results of operations.

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

We generate a portion of our revenues from arrangements with customers with terms of less than six months, ad hoc arrangements, and “call when needed” contracts. For the year ended December 31, 2013, for example, approximately 9% of our revenues were derived from such arrangements. There is a risk that customers may not continue to seek the same level of services from us as they have in the past or that they will not renew these arrangements or terminate them at short notice. Under “call when needed” contracts, we pre-negotiate rates for providing services that customers may request that we perform (but which we are not typically obligated to perform) depending on their needs. The rates we charge for these contingent services are higher than the rates under stand-by arrangements, and we attempt to schedule our aircraft to maximize our revenue from these types of contracts. The ultimate value we derive from such contracts is subject to factors beyond our control, such as the severity and duration of fire seasons. In the past, several of our larger contracts have not been renewed for reasons unrelated to our performance, such as the financial condition of our customers or their decision to internalize the services we provided to them. If we are unable to retain or replace customers experiencing similar circumstances, our business and financial condition could suffer.

If an accident or sale made an aircraft unavailable to us, our business could suffer.

As of December 31, 2013, we operated a fleet of 90 aircraft, 66 of which were providing government and commercial aerial services during the year. An accident or sale could make an aircraft unavailable to us temporarily or permanently. A sale of an aircraft that is part of our fleet would also reduce the number of aircraft available to provide Aerial Services. The purchase price of a used aircraft is generally lower than the purchase price of a remanufactured aircraft. Although we would expect to be able to maintain the level of our operations if we sell an aircraft from our fleet through more efficient scheduling of our fleet or by allocating aircraft remanufactured in our plant to aerial services operations, we may not always have the ability to maintain our desired level of Aerial Services operations with a reduced fleet and our results of operations could be adversely affected.

Foreign, domestic, federal, state and local government spending and mission priorities may change in a manner that materially and adversely affects our future revenues and limits our growth prospects.

Our business depends upon continued government expenditures on programs that we support. These expenditures have not remained constant over time. Current foreign and domestic government spending levels on programs that we support may not be sustainable as a result of changes in government leadership, policies, or priorities. In addition, the economies of Greece and Italy, two countries in which we operate, have been particularly adversely affected by global financial pressures. In light of the ongoing European sovereign debt crisis, there are heightened risks associated with our accounts receivable from the Hellenic Fire Brigade and future revenue and accounts receivable from the Italian Ministry of Civil Protection. Similarly, in light of anticipated troop withdrawals in Afghanistan, there is a heightened risk of a decline in our future revenue attributable to our contract with Fluor. Additionally, our business, prospects, financial condition, or operating results could be materially harmed by the following:

•	budgetary constraints affecting government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	changes in government programs or requirements;

•	reductions in military and defense spending;

•	realignment of funds to address changed government priorities;

•	government shutdowns (such as that which occurred during the U.S. Government’s 1996 and 2013 fiscal years) and other potential delays in government appropriations processes;

•	delays in the payment of our invoices by government authorities;

•	adoption of new laws or regulations; and

•	general economic conditions.

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

Additionally, aircraft and parts we manufacture for sale are subject to strict contractually established specifications using complex manufacturing processes. If we fail to meet the contractual requirements for a part, we may be subject to warranty costs to repair or replace the part itself and additional costs related to the investigation and inspection of non-complying parts. These costs are generally not insured. We establish warranty reserves that represent our estimate of the costs we expect to incur to fulfill our warranty requirements. We base our estimate for warranty reserves on our historical experience and other assumptions. If actual results materially differ from these estimates, our results of operations could be materially adversely affected.

Because we own the S-64 Type Certificate, we are obligated to issue directives to operators of our aircraft and to identify defects in or required replacements for our aircraft. We could be liable to operators of our aircraft if we fail to fulfill our obligation to issue directives, even if our aircraft or components of our aircraft are no longer under warranty. We also purchased the Type Certificate during 2013 for engines used in the S-64 Aircranes.

Our failure to attract and retain qualified personnel could adversely affect us.

Our pilots and maintenance and manufacturing personnel are highly trained and qualified. Our ability to attract and retain qualified pilots, mechanics, and other highly trained personnel will be an important factor in determining our future success. Our aircraft, and the aerial services we provide, require pilots with high levels of flight experience. The market for these experienced and highly trained personnel is extremely competitive. Accordingly, we cannot assure that we will be successful in our efforts to attract and retain such persons. Some of our pilots and mechanics, and those of our competitors, are members of the U.S. military reserves and could be called to active duty. If significant numbers of such persons were called to active duty, it would reduce the supply of such workers, possibly curtailing our operations and likely increasing our labor costs. Because of our small size relative to many of our competitors, we may be unable to attract qualified personnel as easily as our competitors.

The occurrence of events for which the risk is allocated to us under our contracts could negatively impact our results of operations.

Many of our contracts are fixed price agreements which could subject us to losses if we have cost overruns. Under these contracts, we typically are responsible for normal maintenance, repair, and fuel costs. In addition, some of our Aerial Services contracts have performance penalty provisions, subjecting us to the risk of unexpected down time caused by mechanical failures, extreme weather or otherwise, which could cause our net income to suffer. Risks associated with estimating our costs and revenues are exacerbated for long-term contracts, which include most of our material contracts.

Our contracts for remanufacture of aircraft and major overhauls or components typically contain penalty provisions that require us to make payments to customers, or provide interim aerial services to them at no cost, if we are unable to timely deliver aircraft or components. Such contracts may also include a repurchase obligation by us if certain performance or other criteria are not met.

Our customers may seek to shift risk to us.

We give to and receive from our customers indemnities relating to damages caused or sustained by us in connection with our operations. Our customers’ changing views on risk allocation could cause us to accept greater risk to win new business or could result in us losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, our insurance premiums could rise.

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

We rely on over 200 supplier business units or locations for significant or critical components. A small number of manufacturers make some of the key components for our aircraft, and in some instances there is only a single manufacturer, although other manufacturers could be used if necessary for all of our components. If these manufacturers experience production delays, or if the cost of components increases, our operations could suffer. If a manufacturer ceases production of a required component, we could incur significant costs in purchasing the right to manufacture those components or in developing and certifying a suitable replacement, and in manufacturing those components.

Many key components and parts of our aircraft have not been manufactured since originally introduced. A significant portion of our inventory was acquired in bulk on the surplus market. For some aviation components, our operating cost includes the overhaul and repair of these components but does not include the purchase of a new component. It may be difficult to locate a supplier willing and able to manufacture replacement components at a reasonable cost or at all. As we exhaust our inventory, the purchase of any new components, or the manufacture by us of new components, could materially increase our operating cost or delay our operations; we routinely monitor levels of out-of-production parts and design and certify replacement parts to mitigate this risk.

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

Any of our patents may be challenged, invalidated, circumvented, or rendered unenforceable. Our patents may be subject to reexamination proceedings affecting their scope. We cannot assure that we will be successful should one or more of our patents be challenged for any reason. If our patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded our products could be impaired, which could significantly impede our ability to market our products, negatively affect our competitive position, and harm our business and operating results.

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

We purchase products from and supply products to businesses located outside of the United States. We also have significant operations outside the United States. For the years ended December 31, 2013 and 2012, approximately 66% and 54%, respectively, of our total revenues were attributable to operations in non-U.S. countries. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

•	the uncertain ability of select non-U.S. customers to finance purchases and our inability in certain jurisdictions to evaluate accurately the creditworthiness of potential customers due to fewer transparency and disclosure requirements;

•	currency fluctuations, which can reduce our revenues for transactions denominated in non-U.S. currency or make our services relatively more expensive if denominated in U.S. currency;

•	difficulties in staffing and managing multi-national operations;

•	political and financial instability in several of the countries in which we operate, including Greece and Italy;

•	the exit or closure of any foreign operations or venues as a result of uncertain local business or legal conditions;

•	significant receivables from international customers;

•	risks associated with transporting our aircraft, including risks associated with piracy and adverse weather;

•	fluctuations in the costs associated with transporting our aircraft, pilots, and crews, which are significant operating costs for us;

•	limitations on our ability to enforce legal rights and remedies;

•	uncertainties regarding required approvals or legal structures necessary to operate aircraft or provide our products and services in a given jurisdiction;

•	restrictions on the repatriation of funds from our foreign operations;

•	changes in regulatory structures or trade policies;

•	tariff and tax regulations including permanent establishment determinations by foreign governments;

•	ensuring compliance with the Foreign Corrupt Practices Act;

•	difficulties in obtaining export and import licenses; and

•	the risk of government-financed competition.

Part of our growth strategy is to enter new markets, including emerging market countries such as China and in South America. Emerging market countries have less developed economies that are more vulnerable to economic and political problems and may experience significant fluctuations in gross domestic product, interest rates, and currency exchange rates, as well as civil disturbances, government instability, nationalization and expropriation of private assets, and the imposition of taxes or other charges by government authorities. The occurrence of any of these events and the resulting economic instability that may arise could adversely affect our operations in those countries, or the ability of our customers in those countries to meet their obligations. As a result, customers that operate in emerging market countries may be more likely to default than customers that operate in developed countries. In addition, legal systems in emerging market countries may be less developed, which could make it more difficult for us to enforce our legal rights in those countries. In particular, we have focused on expanding our presence in developing markets such as China and Malaysia, and the laws and regulations governing aviation sales and services may require approvals that are uncertain and enforcement of joint venture or other contractual relationships may be uncertain. For these and other reasons, our growth plans may be materially and adversely affected by adverse economic and political developments in emerging market countries.

We are subject to many different forms of taxation in various jurisdictions throughout the world, which could lead to disagreements with tax authorities regarding the application of tax laws.

We are subject to many different forms of taxation including, but not limited to, income tax, withholding tax, commodity tax and payroll-related taxes. Tax law and administration is extremely complex and often requires us to make subjective determinations. The tax authorities in the various jurisdictions where we conduct business might not agree with the determinations that are made by us with respect to the application of tax law. Such disagreements could result in lengthy legal disputes and, ultimately, in the payment of substantial funds to the government authorities of foreign and local jurisdictions where we conduct business or provide goods or services, which could have a material adverse effect on our business, financial condition or results of operations.

Our estimate of tax related assets, liabilities, recoveries and expenses incorporates significant assumptions. These assumptions include, but are not limited to, the tax laws in various jurisdictions, the effect of tax treaties between jurisdictions, taxable income projections, and the benefits of various restructuring plans. To the extent that such assumptions differ from actual results, we may have to record additional income tax expenses and liabilities.

We are exposed to foreign currency risks.

Our consolidated financial statements are presented in U.S. dollars. However, a significant portion of our revenue and operating expenses are denominated in currencies consisting primarily of Canadian Dollars, Australian Dollars, the Euro and the Brazilian Real. The functional currencies of several of our subsidiaries are non-U.S. currencies. There can be no assurances that our foreign currency risk management strategies will be effective and that foreign currency fluctuations will not adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Quantitative and Qualitative Disclosures About Market Risk”.

If our employees unionize, our expenses could increase and our results of operations would suffer.

Except for statutory protections for a small number of Italian pilots and our Brazilian employees, none of our employees work under collective bargaining, union or similar agreements. Unionization efforts have been made from time to time within our industry, with varying degrees of success. If our employees unionize, our expenses could increase and our results of operations may suffer.

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

We rely on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our business could be negatively affected.

We rely on information technology networks and systems to process, transmit and store electronic and financial information; to coordinate our business across our global operation bases; and to communicate within our company and with customers, suppliers, partners and other third-parties. These information technology systems may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber attacks, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our operations could be disrupted and our business could be negatively affected. In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, and data loss and corruption. There is no assurance that we will not experience these service interruptions or cyber attacks in the future.

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

Existing stockholders exert significant influence over us. Their interests may not coincide with other stockholders and they may make decisions with which other stockholders may disagree.

Entities affiliated with ZM Equity Partners, LLC own the majority of our outstanding common stock, and two of our directors are managing directors of Centre Lane Partners, LLC, an affiliate of ZM Equity Partners, LLC. As a result, these stockholders, acting individually or together, could exert significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, this concentration of ownership could delay or prevent a change in control of our company or make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that other stockholders would not approve or make other decisions with which other stockholders disagree.

Regulatory Risks Relating to Our Business

We are subject to FAA regulation and similar international regulation, and our failure to comply with these regulations, or the adoption of any new laws, policies, or regulations, may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The aerial services business is heavily regulated by governmental entities in the United States and in other countries in which we operate. We operate in the United States under laws and regulations administered by the DOT, principally through the FAA. The FAA promulgates rules relating to the general operation of our aircraft, the process by which our aircraft are maintained, the components and systems that are installed in our aircraft, the qualification of our flight crews and maintenance personnel, and the specialized operations that we undertake, including the carrying of loads and the use of various chemicals. We are regularly inspected by FAA personnel to ensure compliance. Additionally, we are sometimes subject to government inquiries and investigations of our business due to, among other things, our business relationships with the U.S. government and the heavily regulated nature of our industry. Compliance with these rules is complex and costly, and the failure to comply could result in the imposition of fines, the grounding of our aircraft as a result of the promulgation by the FAA of airworthiness directives or for other safety-related reasons, or other consequences detrimental to our operations and operating results. Our operations in other countries are similarly regulated under equivalent local laws and regulations.

Our aircraft manufacturing and MRO operations are also subject to regulation by the FAA and other governmental authorities. The FAA promulgates regulations applicable to the design and manufacture of aircraft and aircraft systems and components. It also sets and enforces standards for the repair of aircraft, systems, and components and for the qualification of personnel performing such functions. It regularly conducts inspections to ensure compliance and has the power to impose fines or other penalties for non-compliance or to shut down non-compliant operations. Our manufacturing and MRO operations are also subject to complex environmental, safety, and other regulations. Failure to comply with these applicable regulations could result in the imposition of fines or other penalties or in the shutting down of our operations, which could impair our ability to fulfill our contracts or otherwise negatively impact our reputation for safety and dependability.

The FAA must approve major changes in aircraft design such as fuel control systems or new rotor blades. Such approvals take time, require significant investment, and are not assured. Similar regulatory bodies in other countries may accept FAA certification or may impose their own individual requirements. The failure to obtain FAA or other required approval for such changes, or the imposition of unanticipated restrictions as a condition of approval, could increase our production costs or reduce the effectiveness of the system in question and could render our development effort less valuable or, in an extreme case, worthless.

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

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (ITAR), the Export Administration Regulations (“EAR”), and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. We also cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the FCPA, and other anti-bribery laws that, generally, bar bribes or unreasonable gifts to foreign governments or officials.

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

Our business in countries with a history of corruption and transactions with foreign governments increases the compliance risks associated with our international activities.

Our international operations could expose us to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. The U.S. Department of Justice (“DOJ”) and other federal agencies and authorities have a broad range of civil and criminal penalties at their disposal to impose against corporations and individuals for violations of trading sanctions laws, the FCPA, and other federal statutes. Under trading sanctions laws, the government may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and could subject us to fines, penalties and other sanctions. If any of the risks described above were to materialize, they could adversely impact our financial condition or results of operations.

These laws also prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with government entities and have contracts in countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or associates that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. Our existing safeguards and procedures might prove to be less than fully effective, and our employees, consultants, sales agents or associates might engage in conduct for which we could be held responsible. Violations of the FCPA could result in severe criminal or civil sanctions, and we could be subject to other liabilities that could negatively affect our business, financial condition or results of operations.

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

As part of our business strategy, we may acquire businesses or specific assets, form joint ventures or strategic alliances, and divest operations. For example, we acquired EHI in May 2013 and Air Amazonia in September 2013. Whether we realize the anticipated benefits from these transactions depends, in part, upon the integration between the businesses or assets involved; the performance of the underlying products, capabilities, or technologies; whether we incur unknown or contingent liabilities; and the management of the operations. We have had limited experience with such integrations, and difficulties in integrating the operations and personnel of any acquired companies could disrupt our business operations, divert management’s time and attention and impair relationships with and risk the possible loss of key employees and customers of the acquired business. Accordingly, our financial results could be adversely affected by unanticipated performance issues, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance, and indemnifications. In addition, our cash from operations, the 2020 Senior Notes offering and borrowings available under the Revolving Credit Facility may not be sufficient to fund any acquisitions or strategic transactions we choose to make. As a result, in the event we engage in any acquisitions or strategic transactions we may need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. Consolidations or joint ventures could also impact our results of operations or financial position. Divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our business, financial condition, results of operations or cash flows.

We may face significant challenges as we integrate the businesses of EHI and Air Amazonia into our company.

Through the acquisitions of EHI and Air Amazonia, we have acquired several additional types of rotary and fixed wing aircraft with respect to which we do not have extensive prior operating experience. In addition, our headcount has increased from approximately 700 employees to approximately 1,200 employees with the acquisitions of EHI and Air Amazonia. Our failure to efficiently integrate flight operations, MRO operations, human resources, information technology, sales and marketing, finance and other corporate functions could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We do not have extensive operating history in the aerial services segments in which EHI and Air Amazonia operate nor with the types of aircraft we acquired in the EHI and Air Amazonia acquisitions.

We have historically operated the S-64 Aircrane, specializing in heavy-lift aerial services such as firefighting, timber harvesting, infrastructure construction and oil and gas exploration. We have limited experience in transporting passengers and cargo with medium and light-lift rotor wing aircraft and fixed wing aircraft. Failure to properly comply with Part 135 regulations and maintenance requirements could lead to the revocation of the certification, which could materially and adversely impact our business, financial condition, results of operations or cash flows.

EHI and Air Amazonia provide helicopter services in South America, the Middle East and Africa. We do not have an extensive operating history in these geographic locations.

Our acquisition of EHI and Air Amazonia has resulted in our operating in new international geographic locations. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

•	the uncertain ability of select non-U.S. customers to finance purchases;

•	our inability in certain jurisdictions to evaluate accurately the creditworthiness of potential customers due to fewer transparency and disclosure requirements;

•	currency fluctuations, which can reduce our revenues for transactions denominated in non-U.S. currency or make our services relatively more expensive if denominated in U.S. currency;

•	difficulties in staffing and managing multi-national operations;

•	political and financial instability;

•	significant receivables from international customers;

•	risks associated with transporting our aircraft, including risks associated with piracy and adverse weather;

•	fluctuations in the costs associated with transporting our aircraft, pilots, and crews, which are significant operating costs for us;

•	limitations on our ability to enforce legal rights and remedies;

•	uncertainties regarding required approvals or legal structures necessary to operate aircraft or provide our products and services in a given jurisdiction;

•	restrictions on the repatriation of funds from our foreign operations;

•	changes in regulatory structures or trade policies;

•	tariff and tax regulations including permanent establishment determinations by foreign governments;

•	ensuring compliance with the Foreign Corrupt Practices Act; and

•	the risk of government-financed competition.

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

EHI provides helicopter services primarily to DoD-related customers and projects. Erickson does not have any operating history providing such services.

Our acquisition of EHI has resulted in our providing helicopter services to DoD-related customers and projects, which we have not previously done. The DoD requires Commercial Airlift Review Board, or CARB, certification in order to provide passenger and cargo transportation services. While EHI is currently in good standing with its CARB requirements, a failure to comply with the applicable regulations and requirements could lead to the loss of DoD related business, which could result in a material adverse effect on our business, financial position, results of operations and cash flows.

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

The largest customer we acquired in the EHI transaction provides base and troop support services in Afghanistan to various departments of the U.S. Government. In February 2013, President Barack Obama announced that 34,000 U.S. troops, or approximately half of the U.S. force, in Afghanistan will withdraw by early 2014. If this customer’s business is affected by this and other factors which impedes its ability to pay us or enter into new contracts, our operations could be materially and adversely affected.

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

Failure to retain certain of EHI’s employees may adversely affect us.

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

EIA, the former parent company of EHI, filed a Chapter 7 bankruptcy petition on December 31, 2013.

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

The operation of helicopters inherently involves a high degree of risk. Hazards such as aircraft accidents, mechanical failures, collisions, fire, adverse weather, explosions, military attacks and other military activities may result in loss of life, serious injury to employees and other persons, damage to property, losses of equipment and revenues, and suspension or reduction of operations. The aerial services we provide, which with our acquisition of EHI now include passenger and cargo transportation in dangerous and war-affected areas, can be hazardous. We maintain hull and liability insurance on our aircraft, including those acquired in the EHI acquisition, which insures against physical loss of, or damage to, the aircraft and against certain legal liabilities to others. In addition, we carry war risk, expropriation, confiscation, and nationalization insurance for the aircraft involved in international operations associated with EHI’s historical operations. In some instances, we are covered by indemnity agreements from customers in lieu of, or in addition to, insurance. Our insurance will not cover any losses incurred pursuant to any performance provisions under agreements with our customers.

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

Air Amazonia operates solely in Brazil which is highly regulated regarding various matters. We may not be able to operate successfully in that country.

In conducting business in Brazil, Air Amazonia is subject to political, economic, legal, operational and other risks that are inherent to operating in that country and the acquisition of Air Amazonia has exposed us to such risks. The Brazilian government frequently intervenes in the Brazilian economy and occasionally makes significant changes in the monetary and credit policy and economic regulation, as well as in other governmental policies. The Brazilian government’s actions to influence the economy, control inflation and other policies and regulations have often involved, among other measures, price and salary controls, currency devaluations, exchange controls and limits on imports and the freezing of bank accounts. Our business, financial condition and results of operations may be adversely affected by changes in government policies or regulations related to public charges and control over the foreign exchange rate, whether they are implemented at the federal, state or municipal level, as well as by other factors, such as:

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

Air Amazonia was established in 2011 by HRT Participacoes em Petroleo SA, or HRT, a Brazilian oil and gas exploration company, to provide air lift services to passengers and cargo. Since inception, with a fleet of 14 aircraft, Air Amazonia has fewer than 20,000 flight hours and has carried less than 45,000 passengers. Furthermore, Air Amazonia has only one primary customer, HRT. Following our acquisition of Air Amazonia we entered into a services agreement with HRT that is only for one year and is subject to renewal for up to four one-year terms but at the option of HRT only. Due to Air Amazonia’s limited operating history, its business is difficult to evaluate and its prospects will be dependent on our ability to achieve high levels of utilization and operational readiness. The future prospects of Air Amazonia’s business are also dependent on our ability to obtain other customers and our ability to obtain approval from ANAC for our local passenger carrying certification in Brazil. If we are not able to achieve these objectives, our business, financial condition, results of operations, and cash flows could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Portland, Oregon, in 19,000 square feet of office space that we lease under a contract that expires in 2019. Our primary operations are located in facilities in Central Point, Medford and McMinnville, Oregon. In Central Point, we own two facilities within approximately four miles: an 88,500 square foot factory on an eight-acre site, which houses operations and general offices, and a 50,000 square foot warehouse on a 40-acre site. In McMinnville, Oregon, we lease a building that includes a 28,000 square foot hangar and 17,000 square feet of office space.

Additionally, we own a 56,000 square foot facility in Medford, Oregon that includes a hangar, operations and office space. We lease additional office and hangar space for our foreign operations.

In their current configuration, our facilities can support all of our current operations and the remanufacture of up to four aircraft per year.

Following is a summary of our principal properties as of December 31, 2013:

Location	Primary Function(s)	No. of Facilities	Owned or Leased
Central Point, Oregon	Warehouse and general operations facility	2	Owned
Medford, Oregon	Hangar, MRO facility and office space	1	Owned
Portland, Oregon	Corporate headquarters	1	Leased
McMinnville, Oregon	Hangar and office space	1	Leased
British Columbia, Canada	Aircrane services	1	Leased
Florence, Italy	Aircrane services	1	Leased
Sarawak, Malaysia	Aircrane services	1	Leased
Anchorage, Alaska	Hangar	1	Leased
Warwick, Rhode Island	Hangar	1	Leased
Carauari, Brazil	Hangar	1	Owned
Manaus, Brazil	Hangar and office space	1	Leased
Rio de Janeiro, Brazil	Office space	1	Leased

We believe our principal properties include facilities suitable and adequate for their intended purposes and we believe our existing properties will meet our operational needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

ST Aerospace Matter

ST Aerospace Services, Co. (“ST Aerospace”), a judgment creditor of EIA, served a Writ of Garnishment on us on April 11, 2013, in connection with a judgment entered against EIA in favor of ST Aerospace, in the amount of approximately $3.6 million, also the amount of the garnishment. EIA is the former parent company of EHI. We responded that, at the time of our receipt of the Writ of Garnishment on April 11, 2013, we did not owe any money or property to EIA. ST Aerospace has since filed an Order for Appearance and requested discovery. This claim was dismissed in November of 2013.

Priority 1 Matter

In November 2012, Priority 1 Air Rescue Services, Inc., or Priority 1, brought breach of contract claims against EHI in Multnomah County (Oregon) Circuit Court related to two subcontracts between Priority 1 and EHI. The primary contracts were between EHI and the U.S. government for air medical evacuation, fire suppression, and other related services in Hawaii and Alaska. Priority 1 alleges that EHI failed to pay invoices for work performed in the amount of approximately $0.7 million. Priority 1 also claims an additional amount for consequential damages and interest. The total amount claimed by Priority 1 is approximately $2.0 million. EHI answered the complaint in December 2012, and denied all allegations. Discovery is currently ongoing in this matter.

Fortis Matter

A complaint was served on EHI on August 27, 2012, by the plaintiff, Fortis Lease Deutschland GmbH, in the Regional Court, 7th Chamber for Commercial Matters, Cologne, Germany. The plaintiff claims approximately €0.8 million in damages for the payment of VAT levied on the purchase price relating to EHI’s purchase of two helicopters from the plaintiff in 2011. The complaint lodged by plaintiff resulted in a default judgment against EHI issued on February 26, 2013. In a brief filed with the court on May 10, 2013, EHI objected to the default judgment, arguing that the sale of the two helicopters was tax exempt as they both were exported to a third country outside the European Union. In January 2014, we agreed to pay €40,000 in full and final settlement of this matter.

Arizona Environmental Matter

In August 2012, EHI received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the Site. There were no material developments with respect to this matter in 2013. At this time, we are not able to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on our financial condition in the event of an unfavorable outcome.

World Fuel Claim

In December of 2013, World Fuel, a former fuel supplier of Evergreen International Aviation (“EIA”) and Evergreen Airlines (“EA”), filed suit against EIA, EA and other named parties claiming approximately $9 million of accounts payable due and owing to World Fuel for fuel purchases made by EIA and EA. EHI was a named party in the lawsuit since it was alleged that EHI signed a joint and several guaranty of payment in favor of World Fuel in 2012. Both EIA and EA filed for voluntary bankruptcy in late 2013 following the filing of the World Fuel complaint, so the World Fuel action is currently the subject of an automatic stay order issued by the bankruptcy court with respect to both EIA and EA. At this time, we are not able to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on our financial condition in the event of an unfavorable outcome.

Stockholder Action

In August 2013, a putative stockholder filed a class and derivative action in the Court of Chancery for the State of Delaware against us, the members of our board of directors, EAC Acq., and the ZM Funds and certain of their affiliates. The plaintiff asserted claims for breach of fiduciary duty and unjust enrichment in connection with the EHI acquisition and requested an award of unspecified monetary damages to the stockholders and to our company, disgorgement and restitution, certain other equitable relief, and an award of plaintiff’s costs and disbursements, including legal fees. On October 3, 2013, the defendants moved to dismiss the plaintiff’s complaint on the ground that all of the plaintiff’s claims in reality were derivative in nature and that the plaintiff had failed to allege facts sufficient to excuse pre-suit demand. On December 4, 2013, rather than oppose the motion to dismiss, the plaintiff chose to file an amended complaint. On January 24, 2014, the defendants moved to dismiss the plaintiff’s amended complaint on the same grounds. The motion is still pending. Although we are unable to predict the final outcome of the proceeding, we believe the allegations lack merit, intend to vigorously defend against them, and believe that the final results will not have a material effect on our consolidated financial position, results of operations, or cash flows.

In addition to the foregoing litigation, we are subject to ongoing litigation and claims as part of our normal business operations. In our opinion, none of these claims will have a material adverse effect on us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. MARKET INFORMATION AND HOLDERS

Our common stock began trading on the NASDAQ Global Market under the symbol “EAC” following our initial public offering in April 2012. Before then, there was no public market for our common stock. As of February 19, 2014, there were 12 holders of record of our common stock. A substantially greater number of holders of our stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Market:

2013	High	Low
Quarter ended December 31	$21.85	$14.77
Quarter ended September 30	$21.89	$14.10
Quarter ended June 30	$29.42	$16.35
Quarter ended March 31	$16.52	$8.45

2012	High	Low
Quarter ended December 31	$8.44	$6.90
Quarter ended September 30	$7.71	$5.35
Quarter ended June 30(1)	$8.50	$6.32

(1)	These prices represent the period from April 10, 2012, the date on which our common stock began trading on the NASDAQ Global Market, through June 30, 2012.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock from April 10, 2012 (the date of our initial public offering) to December 31, 2013, with the cumulative total returns of the NASDAQ Composite Index, S&P 500 Index and S&P Aerospace and Defense Index over the same period. The comparison assumes $100 was invested in shares of our common stock on April 10, 2012. The historical stock price performance shown on this graph is not necessarily indicative of future performance.

(1)	$100 invested on 4/10/12 in stock or 3/31/12 in index, including reinvestment of dividends. Fiscal year ending December 31.

Measurement Period (by month and year)	Erickson Air-Crane, Inc.	NASDAQ Composite	S&P 500	S&P Aerospace & Defense
April 10, 2012	100.00	100.00	100.00	100.00
April 2012	98.00	98.49	99.37	100.00
May 2012	86.00	91.83	93.40	92.64
June 2012	86.00	95.24	97.25	96.00
July 2012	80.00	95.58	98.60	95.96
August 2012	70.00	99.94	100.82	98.38
September 2012	91.38	101.62	103.43	98.46
October 2012	94.00	97.14	101.52	99.96
November 2012	95.25	98.43	102.10	102.31
December 2012	105.38	98.67	103.03	104.63
January 2013	146.63	102.96	108.37	105.67
February 2013	166.50	103.61	109.84	109.12
March 2013	203.25	107.60	113.96	116.00
April 2013	247.63	109.94	116.16	117.42
May 2013	310.88	114.04	118.87	125.82
June 2013	235.13	112.69	117.28	127.16
July 2013	233.13	120.29	123.25	136.49
August 2013	191.50	119.47	119.68	133.92
September 2013	195.75	125.93	123.43	142.82
October 2013	245.00	130.87	129.10	150.38
November 2013	236.38	135.64	133.04	157.23
December 2013	259.88	139.81	136.41	162.09

DIVIDEND POLICY

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Instead, we currently anticipate that we will retain all of our future earnings, if any, to fund the operation and expansion of our business and to use as working capital and for other general corporate purposes. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. Our existing credit facility limits our ability to declare and pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our summary consolidated financial and other data. We derived our summary consolidated financial and other data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 from our audited consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K. We derived our summary consolidated financial and other data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 from our audited consolidated financial statements which are not included in this Form 10-K.

Our summary consolidated financial and other data are not necessarily indicative of our future performance. The data provided in this table are only a summary and do not include all of the data contained in our financial statements. Accordingly, this table should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and related notes contained elsewhere in this Form 10-K and the sections of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(Dollars in thousands, except share and per share amounts)	Year Ended December 31, 2013(1)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Consolidated Statements of Comprehensive Income Data:
Net revenues:
Government	$221,581	$105,858	$97,165	$74,151	$85,280
Commercial	96,640	74,966	55,604	44,089	64,342

Total net revenues	318,221	180,824	152,769	118,240	149,622
Cost of revenues:
Government	75,432	41,222	33,470	25,957	28,060
Commercial	43,099	32,062	31,275	28,073	40,322
Non-allocated	103,577	46,121	42,551	34,974	29,745

Total cost of revenues	222,108	119,405	107,296	89,004	98,127

Gross profit	96,113	61,419	45,473	29,236	51,495
Operating expenses
General and administrative	37,366	17,232	13,023	14,105	14,877
Research and development	4,000	4,683	4,827	6,400	6,889
Selling and marketing	7,755	6,071	9,940	6,987	5,115
Restructuring charges	—	—	1,084	—	—

Total operating expenses	49,121	27,986	28,874	27,492	26,881

Operating income (loss)	46,992	33,433	16,599	1,744	24,614
Other income (expense):
Interest income (expense), net	(25,175)	(6,990)	(9,150)	(4,865)	(6,006)
Loss on early extinguishment of debt	(215)	—	—	(2,265)	—
Other income (expense), net(2)	(5,616)	(594)	3,885	(6,193)	(987)

Total other income (expense)	(31,006)	(7,584)	(5,265)	(13,323)	(6,993)

Net income (loss) before income taxes and noncontrolling interest	15,986	25,849	11,334	(11,579)	17,621
Income tax expense (benefit)(3)	6,120	10,213	(4,926)	(3,544)	5,330

Net income (loss)	9,866	15,636	16,260	(8,035)	12,291
Less: net income (loss) related to noncontrolling interest	(209)	(406)	(390)	(216)	(239)

Net income (loss) attributable to Erickson Air-Crane, Inc.	9,657	15,230	15,870	(8,251)	12,052
Dividends on Redeemable Preferred Stock(4)	—	2,795	9,151	7,925	6,806

Net income (loss) attributable to common shareholders	$9,657	$12,435	$6,719	$(16,176)	$5,246

(Dollars in thousands, except share and per share amounts)	Year Ended December 31, 2013(1)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net income (loss)	9,866	15,636	16,260	(8,035)	12,291
Other comprehensive income (loss):
Foreign currency translation adjustment	(107)	136	(402)	45	571

Comprehensive income (loss)	$9,759	$15,772	$15,858	$(7,990)	$12,862

Earnings (loss) per share attributable to common stockholders
Basic	$0.86	$1.78	$6,718.57	$(16,176.47)	$5,246.00

Diluted	$0.82	$1.78	$6,718.57	$(16,176.47)	$5,246.00

Weighted average shares outstanding
Basic	11,221,005	6,981,027	1,000	1,000	1,000

Diluted	11,834,506	6,981,027	1,000	1,000	1,000

(Dollars in thousands)	As of December 31, 2013(1)	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,881	$1,468	$268	$1,928	$3,536
Aircraft, aircraft support parts, net, and property, plant and equipment, net	363,257	214,389	185,916	156,098	122,917
Working capital(5)	6,923	(65,508)	5,560	(12,655)	31
Total assets	727,395	256,823	233,911	203,703	178,967
Total debt(6)	439,246	97,876	130,570	93,894	80,546
Series A Redeemable Preferred Stock(7)	—	—	66,161	57,010	49,085
Stockholders’ equity:
Common stock	1	1	1	1	1
Total stockholders’ equity	192,907	105,368	(9,145)	(15,598)	485

(Dollars in thousands)	Year Ended December 31, 2013(1)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Consolidated Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$(24,792)	$28,158	$(20,723)	$(8,430)	$9,900
Investing activities	(282,935)	(21,492)	(13,083)	(5,017)	(2,667)
Financing activities	307,888	(5,446)	32,759	11,057	(5,662)

(Dollars in thousands)	Year Ended December 31, 2013(1)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Other Financial Data:
Gross margin %	30.1%	34.0%	29.8%	24.7%	34.4%
Operating margin %	14.8%	18.5%	10.9%	1.5%	16.5%
EBITDA(8)	$76,347	$55,268	$45,283	$6,130	$35,369
Adjusted EBITDA(9)	$90,881	$56,913	$42,083	$19,471	$38,123
Adjusted EBITDAR(10)	$104,886	$56,913	$42,083	$19,471	$38,123

(1)	Data as of and for the year ended December 31, 2013 includes the results of operations of acquired entities EHI and Air Amazonia from the acquisition dates of May 2, 2013 and September 3, 2013, respectively, forward.
(2)

Other income (expense) for the year ended December 31, 2010 includes $10.0 million in litigation settlement expenses and a net gain related to an aircraft accident in Malaysia of $6.3 million, after accounting for insurance proceeds; for the year ended December 31, 2011 includes $2.7 million of recognized income associated with the reversal of interest expense from a tax settlement; for the year ended December 31, 2012 includes $0.8 million related to the removal of the Canadian Revenue Authority (“CRA”) reserve that was included as an expense in 2010; and for the year ended December 31, 2013 includes a $3.4 million loss on the sale of a note receivable from EIA.
(3)	Income tax expense (benefit) for the year ended December 31, 2011 includes a tax benefit of $9.5 million in connection with a tax settlement.
(4)	Dividends on Series A Redeemable Preferred Stock are non-cash accruals. No dividends have been paid or will be paid to holders of Series A Redeemable Preferred Stock. The Series A Redeemable Preferred Stock and the Class A Common Stock were reclassified into 4,802,970 shares of a single class of common stock in conjunction with our initial public offering.
(5)	Working capital is calculated as our current assets less our current liabilities. Working capital for the year ended December 31, 2012 includes $71.2 million of debt outstanding under our credit agreement classified as current debt due to the maturity date of our credit agreement of June 24, 2013.
(6)	Debt is comprised of amounts drawn under our revolving credit facility, our term loan, and our unsecured subordinated promissory notes. In June 2010, we replaced our former revolving credit facility and our former term loan with a new credit facility. As a result of the refinancing, we expensed $2.3 million, including the unamortized portion of the previously deferred financing costs and early termination fees.
(7)	Represents Series A Redeemable Preferred Stock which was converted to common stock in conjunction with our initial public offering.
(8)	We define EBITDA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, and depreciation and amortization. We include the amortization of overhaul costs as an add-back to EBITDA. We believe that such adjustments to arrive at EBITDA are common industry practice amongst our peers and we believe this provides us with a more comparable measure for managing our business. We also believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
(9)	We use an adjusted EBITDA to monitor compliance with various financial covenants under our credit agreement. Adjusted EBITDA means, as defined by our Revolving Credit Facility agreement, with respect to any fiscal period, our EBITDA, adjusted for, without duplication, the sum of the following amounts for such period to the extent included in determining consolidated net earnings (or loss) for such period: (i) extraordinary gains, (ii) non-cash items increasing consolidated net earnings for such period, excluding any items representing the impact of purchase accounting or the reversal of any accrual of, or cash reserve for, anticipated changes in any period, (iii) non-cash extraordinary losses, (iv) any other non-cash charges reducing consolidated net earnings for such period, excluding any such charge that represents an accrual or reserve for a cash expenditure for a future period or amortization of a prepaid cash expense that was paid in a prior period, (v) to the extent not capitalized, (A) non-recurring expenses, fees, costs and charges incurred and funded prior to, on or within nine months after the closing date in connection with the Revolving Credit Facility and the EHI acquisition; and (B) expenses incurred and funded prior to, on, or within two years of the closing date in connection with the termination of the lease for the location of the chief executive office of EHI as of the closing date; and (vi) transaction-related expenditures incurred and funded prior to, on or within nine months of the date of consummation of (A) the HRT acquisition, (B) any permitted acquisition under the Revolving Credit Facility, or (C) any investment that is permitted pursuant to the Revolving Credit Facility, in the case of each of (A), (B), and (C), that arise out of cash charges related to deferred stock compensation, management bonuses, strategic market reviews, restructuring, retention bonuses, consolidation, severance or discontinuance of any portion of operations, termination of the lease for the headquarters of EHI, employees or management of the target of such permitted acquisition, accrued vacation payments and working notices payments and other non-cash accounting adjustments.
(10)	Adjusted EBITDAR is determined by adding aircraft lease expense to Adjusted EBITDA. We present Adjusted EBITDAR because we believe this provides us with a more comparable measure for managing our business.

EBITDA, Adjusted EBITDA and Adjusted EBITDAR are supplemental measures of our performance that are not required by or presented in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA and Adjusted

EBITDAR are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to revenue, net income (loss), cash flow, or any other performance measure derived in accordance with U.S. GAAP. Our presentation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR is provided below.

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012		Year Ended December 31, 2011	Year Ended December 31, 2010		Year Ended December 31, 2009
EBITDA, Adjusted EBITDA and Adjusted EBITDAR Reconciliation:
Net income (loss) attributable to Erickson Air-Crane, Inc.	$9,657	$15,230		$15,870	$(8,251)		$12,052
Interest expense, net	25,175	6,990		9,150	4,865		6,006
Tax expense (benefit)	6,120	10,213		(4,926)	(3,544)		5,330
Depreciation and amortization	33,328	21,661		24,314	12,357		11,005
Amortization of debt issuance costs	2,067	1,174		875	703		976

EBITDA	$76,347	$55,268		$45,283	$6,130		$35,369

Acquisition and integration related expenses	10,383	—		—	—		—
Non-cash unrealized mark-to-market foreign exchange gains (losses)	(309)	322		(1,819)	905		992
Interest related to tax contingencies	13	—		(2,745)	495		500
Management fees(1)	—	—		—	165		500
Loss on early extinguishment of debt	215	—		—	2,265		—
Litigation expense	—	—		1,390	2,000		1,430
Legal settlements	—	—		—	11,600		—
Non-cash charges from awards to employees of equity interests	792	2,118		—	—		—
Other non-cash (gains) losses	(1)	(795	)(4)	(26)	(4,089	)(2)	(668)
Loss on sale of EIA note(5)	3,441	—		—	—		—

Adjusted EBITDA	$87,440	$56,913		$42,083	$19,471		$38,123

Aircraft lease expenses	14,005	—		—	—		—

Adjusted EBITDAR	$101,445	$56,913		$42,083 (3)	$19,471		$38,123

(1)	Fees paid to a previous stockholder pursuant to a management agreement that terminated in 2010.
(2)	Includes a $4.2 million net adjustment related to an Aircrane accident in 2010.
(3)	As part of the amendments to our credit agreement on June 30, 2011, the $10.0 million in unsecured subordinated promissory notes are included, with limitation, as an addition to Adjusted EBITDA. Such amounts have been excluded from this table for presentation purposes.
(4)	Includes $0.8 million related to the removal of the CRA reserve that was included as an add back for the fourth quarter 2010 expenses.
(5)	While the sale of the EIA note is not included in the definition of Adjusted EBITDA and Adjusted EBITDAR as described above, the Company believes this amount should be added to the calculation for EBITDA, Adjusted EBITDA, and Adjusted EBITDAR to provide us with a more comparable measure for managing our business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our business and operations. The following discussion and analysis should be read together with the selected consolidated financial data and our consolidated financial statements and notes thereto set forth in this annual report on Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements, as discussed more fully in Part I, “Item 1A. Risk Factors.”

This overview summarizes the MD&A, which includes the following sections:

•	Year in Review — highlights from 2013 outlining some of the major events that happened during the year and how they affected our financial performance.

•	Overview of the Business — a review of our business and our business operating segments.

•	Trends and Uncertainties Affecting our Business — some of the known trends, demands, events, and uncertainties that had material effects on the results of operations for the three years presented in our consolidated financial statements or are reasonably likely to have material effects in the future.

•	Results of Operations — an in-depth analysis of the results of our operations for the three years presented in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of comprehensive income. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of 2014.

•	Liquidity and Capital Resources — an analysis of cash flows and sources and uses of cash, including some of the known trends, demands, events, and uncertainties that will or are reasonably likely to have a material impact on our liquidity and capital resources.

•	Contractual Obligations and Off-balance Sheet Arrangements — an overview of contractual obligations and off-balance-sheet arrangements outstanding as of December 31, 2013, including our expected contractual obligations payment schedule.

•	Critical Accounting Policies and Estimates — critical accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

YEAR IN REVIEW

Accomplishments in 2013

•	On May 2, 2013, we closed on our acquisition of EHI, formerly a subsidiary of EIA.

•	On May 2, 2013, we closed our $400.0 million aggregate principal amount offering of the 2020 8.25% Second Priority Senior Notes. On August 5, 2013, pursuant to a special mandatory redemption we repaid $45.0 of aggregate principal and $1.0 million related to interest.

•	On May 2, 2013, we entered into the Revolving Credit Facility with a group of financial institutions led by Wells Fargo Bank, N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA, which we amended on June 14, 2013 to increase our borrowing capacity from $100.0 million to $125.0 million and again on March 11, 2014 to increase our borrowing capacity from $125.0 million to $140.0 million.

•	On August 20, 2013, we issued 4,008,439 shares of our common stock upon conversion of 4,008,439 shares of our Series A Preferred Stock.

•	On September 3, 2013, we closed on our acquisition of Air Amazonia, the aerial services business of Brazil-based HRT

•	In September 2013, we purchased the Type Certificate for engines used in the S-64 Aircrane.

•	In December 2013, we signed a 10-month contract with the Istanbul Metropolitan Municipality, our first firefighting contract in the country of Turkey.

•	We experienced no aircraft accidents, maintained our SHARP certification, and maintained zero findings on all FAA certificates

Financial Highlights — 2013 Compared to 2012

Our revenue for 2013 was $318.2 million, or $137.4 million higher than 2012. This 76.0% increase was primarily driven by the acquisition of EHI, coupled with increases in South American oil and gas construction and North American construction, partially offset by a decrease in transportation services provided to our Italian customer. We also benefitted from an extremely active fire season in Australia; we flew 555 more firefighting hours in 2013, which primarily drove our $8.8 million increase in revenues for this venue as compared to 2012. Operating income was $47.0 million, an increase of $13.6 million as compared to $33.4 million in 2012, primarily driven by higher revenues, partially offset by $10.4 million in acquisition and integration related costs for the two businesses acquired. Net income attributable to Erickson Air-Crane for 2013 was $9.7 million, as compared to $15.2 million in 2012, a decrease of $5.6 million.

Our heavy lift fleet utilization (calculated as the number of days on contract as a percentage of total available days) improved 80 bps from 65.7% in 2012 to 66.5% in 2013. Our medium and light rotary wing fleet utilization was 46% for 2013. Our fixed-wing fleet utilization was 50% for 2013.

Aircraft Fleet

As of December 31, 2013, we operated a fleet of 90 Aircraft, 66 of which were providing aerial services for our customers during the year. Aircraft fleet size is a major driver of our revenues. Throughout the course of any year we may remove aircraft from service for maintenance or for sale, or add aircraft to the fleet through our own production or through a purchase or lease. Of the total aircraft in our fleet as of December 31, 2013, 20 were Aircranes, one of which is in the process of heavy maintenance. As of December 31, 2013, a total of 67 aircraft were air-worthy and available to be on contract with customers.

The following table presents the changes in aircraft employed in our fleet as of December 31, 2011, 2012, and 2013:

	Aircraft	Total Aircraft Employed
Aircraft in our fleet at December 31, 2011		20

Aircraft transferred from inventory	1
Aircraft purchased	1
Aircraft removed from fleet for maintenance	(1)

Aircraft in our fleet at December 31, 2012		21

Aircraft transferred from inventory	2
Aircraft removed from fleet for maintenance	(1)
Aircraft purchased as part of the EHI acquisition	28
Aircraft purchased as part of the Air Amazonia acquisition	6
Aircraft leased as part of the EHI acquisition	35
Aircraft leased subsequent to the EHI acquisition	1
Aircraft returned to the lessor during the period	(2)
Aircraft in our fleet at December 31, 2013		90

OVERVIEW OF THE BUSINESS

We are a leading global provider of aviation services to a worldwide mix of Commercial and Government customers. We currently operate a diverse fleet of 90 rotary-wing and fixed-wing aircraft, including a fleet of 20 heavy-lift S-64 Aircranes. Our fleet supports a variety of Government and Commercial customers, across a broad range of aerial services, including critical supply and logistics for deployed military forces, humanitarian relief, firefighting, timber harvesting, infrastructure construction, and crewing. We also maintain a vertically-integrated manufacturing capability for the Aircrane, related components, and other aftermarket support and maintenance, repair, and overhaul services for the Aircrane and other aircraft. We typically lease our aircraft to customers for specific missions, with customers generally paying for the aircraft, maintenance, and crewing services, and in some cases, fuel expense. Within our fleet we have 20 Aircranes, versatile and powerful heavy-lift helicopters that we manufacture in-house. The Aircrane has two models, the S-64E and the S-64F, and our fleet of 20 contains 13 and 7 of each model respectively, making us the largest operator of Aircranes in the world. The Aircrane has a lift capacity of up to 25,000 pounds and is the only commercial aircraft built specifically as a flying crane, without a fuselage for internal loads. It is also unique in that it is the only commercial heavy-lift helicopter with a rear load-facing cockpit, combining an unobstructed view and complete aircraft control for precision lift and load placement capabilities.

We own the Type and Production Certificates for the Aircrane, granting us exclusive design, manufacturing and related rights for the aircraft and OEM components. During the third quarter of 2013, we purchased the Type Certificate for engines used in the Aircrane as well as other aircraft. We also invest in new technologies and proprietary solutions with a goal of increasing our market share and entering new markets. We have remanufactured 36 Aircranes for our own fleet and for our customers in several countries worldwide. To date, we have sold and delivered nine Aircranes. We also offer CPH contracts pursuant to which we provide components and expendable supplies for a customer’s aircraft at a fixed cost per flight hour. We believe CPH contracts help our customers better predict and manage their maintenance costs. This sector of our business is referred to as Aircraft Manufacturing/MRO.

During the year ended December 31, 2013, 34.2% of our net revenues were generated in the United States and 65.8% were generated outside of the United States.

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

Sales and Marketing

•	To maintain and strengthen our position in the aerial services market, we monitor revenue flight hours by our operating segments and their underlying lines of business, aggregate revenues, and backlog revenues for our Government segment by firefighting, defense and security, transport and other government-related activities and our Commercial segment for timber harvesting and infrastructure construction, and compare these against budgeted and forecasted targets to measure performance. We monitor our sales pipeline for each of these services, and maintain a master fleet schedule and attempt to maximize aircraft utilization and revenues by minimizing our aircraft idle time, or “white space”.

•	Contained in our Commercial segment is our Manufacturing / MRO line of business. In an effort to continue to build and develop our Manufacturing / MRO business, we focus on the number of bids and win-rate associated with bids for MRO and component manufacturing opportunities. We compare revenues against budgeted and forecasted targets to measure performance.

Operations and Safety

•	A key operating measure used by management in evaluating each of our business segments is gross profit, which is calculated as revenues less cost of revenues. Our most significant cost of revenues are material (including raw materials and plant labor and overhead including related employee benefits, fuel, and labor). We closely monitor material costs and fuel costs measured on a per-flight-hour basis. We also measure the costs of crewing (our pilots and field mechanics) and related expenses such as travel and local contract-related expenses, and compare these metrics against budgeted and forecasted targets to measure performance. We target all contracts to have positive gross profit; however, due to the seasonality of our business, we often have unabsorbed costs in the first quarter and the fourth quarter which could lead to negative reported gross profit in these quarters. The additions of EHI and Air Amazonia significantly increase the diversity of the end markets we serve and we believe this addition reduces the seasonality of our business.

•	We evaluate key corporate projects and research and development projects based on projected returns on investment. We monitor implementation and development schedules and costs and compare performance to budgeted amounts.

•	Safety is critical to the operation of our business, and we measure a variety of safety metrics including detail by ground and aerial operations and by mechanical and human factor related causes. We measure all metrics for both the current period and long-term trending, both in absolute terms and on a per-flight-hour basis.

Financial and Overall Performance Measures

•	We measure overall business performance according to seven critical metrics: Revenue growth, EBITDA, Adjusted EBITDA, Adjusted EBITDAR, net income, earnings per share and free cash flow.

•	Our key liquidity measures include free cash flow, revolver availability, receivables aging, capital investments, and bank covenant compliance.

•	We annually update a long-term strategic plan encompassing expected results of operations and key growth opportunities.

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

•

Transportation and Other Government-Related Activities. This line of service captures several types of government services including transportation of items for various government entities that are not defense or security related, crewing and/or cost per hour (“CPH”) for government customers, as well as other government-related services. Crewing services are typically for customers who have purchased an Aircrane but lack trained or certified operating personnel related to the Aircrane. We offer pilots and field maintenance crews under our crewing services. For government customers who desire better predictability and stability in their aircraft operating costs, we offer CPH contracts in which we provide major components and rotable parts at a fixed cost per flight hour.

Commercial. Our Commercial revenue is derived primarily from timber harvesting, infrastructure construction, and manufacturing/ MRO.

•	Timber Harvesting Contracts. We generally operate on either an hourly rate structure or on a per cubic meter of high grade timber delivered basis. We serve a variety of private customers in North America and Asia.

•	Infrastructure Construction Contracts. Our infrastructure construction operations vary from short-term construction jobs (generally one to five days in duration) to longer-term jobs (several months or years in duration) within the oil and gas, construction, energy transmission, and energy generation industries.

•	Manufacturing / MRO. We have an ongoing revenue stream from customers who own or operate either Aircranes or the military version CH-54s and require parts support for their helicopters. Further, we provide services to customers who own or operate Aircranes, CH-54s, or other aircraft and need their aircraft components repaired or overhauled by a certified facility. We are also pursuing aftermarket opportunities to manufacture and sell parts or provide maintenance, repair, or overhaul for other aircraft components.

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

Our Operating Expenses

Cost of Revenues. Our cost of revenues consists of purchased materials; consumed inventory; plant labor and overhead; aviation fuel; aircraft insurance; contract specific expenses associated with operating in various geographies; shipping costs for transporting our aircraft; depreciation and amortization of our aircraft, plant, property, and equipment, aircraft lease costs and pilot and field mechanic wages, benefits, amortization of intangible assets and other related costs.

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

Other Income (Expense), Net. Our other income (expense) consists primarily of the interest paid on outstanding indebtedness, realized/unrealized foreign exchange gains and losses, amortization of debt issuance costs, and interest and penalties related to tax contingencies, as well as certain other charges and income, such as legal settlements, gain and loss on the disposal of equipment, amortization and write-off of deferred financing fees, and insurance settlements. With regard to foreign exchange gains and losses, our operations in foreign countries are partially self-hedged, with the majority of our European, Canadian, Australian, Brazilian and Asian contracts having both revenues and expenses paid in the local currency; in addition, some of our contracts provide for rate adjustments based on changes in currency exchange rates. For currency exposure that is not self-hedged, we sometimes enter into forward contracts to reduce our currency risk.

TRENDS AND UNCERTAINTIES AFFECTING OUR BUSINESS

Effect of 2007 Acquisition. We were acquired on September 27, 2007, in which the buyers acquired 100% of our outstanding common stock for $93.1 million, which amount included direct acquisition costs of $3.4 million. The acquisition was accounted for as a purchase in accordance with the Financial Accounting Standard Board’s (“FASB”) ASC No. 805, Business Combinations. As a result, we allocated the purchase price to the assets acquired and the liabilities assumed at the date of the acquisition based on their estimated fair value as of the closing date. The difference between the aggregate purchase price and the estimated fair value of the assets acquired and liabilities assumed was approximately $553.7 million. Our management determined that the fair value of the various assets acquired and liabilities assumed was $646.8 million on the date of acquisition and that, based in part on a valuation provided by an independent third party as required by U.S. GAAP in connection with such determination, the fair value of the 18 Aircranes in our fleet on the date of acquisition was $317.7 million. The negative goodwill was used to reduce the value of Aircranes and support parts and other property, plant and equipment. As a result of this adjustment, the cost of revenues in each of the successor periods included in this Form 10-K reflects the lower carrying value of our aircraft support parts that we have sold or used in our maintenance, repair, and overhaul operations. The aggregate effect of the purchase accounting adjustment with respect to our inventory was approximately $36.2 million from the date of acquisition through December 31, 2013. Based on our past experience and historical inventory usage patterns, we expect to largely realize the benefit of the approximately $7.0 million remaining fair value purchase accounting adjustment to aircraft support parts over the next three years as we sell and use our legacy inventory. Our legacy inventory consists of aircraft parts and components purchased over multiple years for which there is no liquid market; therefore, there is no guarantee that we will be able to purchase new inventory at the carrying values of our legacy inventory currently reflected on our balance sheet.

Aircraft Sales. The sale of an aircraft to an existing or potential aerial services customer may reduce future aerial services revenues we may have received for services provided to such customers or other third parties. We would expect to maintain our level of operations through more efficient scheduling of our remaining fleet or by remanufacturing additional Aircranes to add to our fleet or leasing or acquiring aircraft. However, we may not always have the ability to maintain our desired level of aerial services operations with a reduced fleet, which could reduce our ability to generate aerial services revenues.

We expect to recognize revenue for our long-term construction contracts for aircraft builds in the future using the percentage of completion method, when all required criteria are met. Revenue on contracts using the percentage of completion method is based on estimates, including estimated labor hours. Because the percentage of completion method requires management estimates of aggregate contract costs, changes in estimates between periods could affect our anticipated earnings

Costs Associated with our Financing Arrangements. We are a highly leveraged company and, as a result, have significant debt service obligations. We are subject to financial covenants under our Revolving Credit Facility and 2020 Senior Notes. We were in compliance with our financial covenants at December 31, 2013. Our ability to service our debt and comply with the financial covenants under our Revolving Credit Facility and 2020 Senior Notes is subject to various risks and uncertainties, and among other factors may be adversely affected by any of the following:

•	If our business does not perform as expected, including if we generate less than anticipated revenue from our aerial services operations or encounter significant unexpected costs;

•	If we fail to timely collect our receivables, including those from our major customers.

Failure to service our debt and comply with our financial covenants could materially and adversely affect our business and financial condition. The senior secured asset-based credit facility under our Revolving Credit Facility matures on May 2, 2018. Our 2020 Senior Notes mature on May 1, 2020.

Greece Receivable. As of December 31, 2013, included within our non-current assets balance was $6.1 million (€4.4 million) due from the Hellenic Fire Brigade for final payment of firefighting services performed in 2011. In 2012, the government of Greece communicated with us its belief that we had a permanent establishment in Greece for 2011 and 2010, which would require us to file Greek tax returns and pay related taxes. The Hellenic Fire Brigade is withholding payment to us until a resolution is made regarding our permanent establishment status. No formal tax assessments have been made, and we have asked the U.S. Competent Authority Office to assist us in settling the dispute. We anticipate that any Greek taxes we are compelled to pay will be allowed as a foreign tax credit on our U.S. tax return. For the year ended December 31, 2013, we recognized $0.8 million for potential interest and penalties associated with the tax liability for Greece.

Crewing and CPH Contracts with Italian Forestry Service. We have provided crewing services on a multi-year basis to the Italian Forestry Service in respect of four aircraft we previously sold to the Italian Forestry Service. We also provided maintenance and CPH for parts to this customer. Our contracts to provide services to the Italian Forestry Service expired in June 2013. We entered into a short term contract with the Italian Forestry Service to provide crewing services for the 2013 fire season. As part of the new contract the Italian Forestry Service elected to purchase MRO parts directly from us in lieu of utilizing our CPH services.

Seasonality. Our aerial services operations in any given location are heavily seasonal and depend on prevailing weather conditions. Our flight hours are substantially reduced in winter or monsoon seasons. The global deployment of our helicopters and crews helps to limit the effect of seasonality, but our aerial services operations tend to peak in June through October and to be at a low point in January through April. The additions of EHI and Air Amazonia significantly increase the diversity of end markets we serve and we believe this addition will ultimately continue to reduce the seasonality of our business.

Fluctuations in our Mix of Services. We derive most of our total revenues from our government segment, which is composed of revenues from firefighting, defense and security, and transport and other government-related activities. The margins we make on these activities vary substantially by contract and may vary from year to year, and the amount of our flight hours dedicated to these activities can also vary from year to year. The margins may also differ between the Government and Commercial segment of our business. For example, in 2013 we generated average revenues per flight hour for firefighting, timber harvesting, and infrastructure construction and other of $24,500, $6,972, and $17,148, respectively, compared to average revenues per flight hour for firefighting, timber harvesting, and infrastructure construction and other of $22,082, $7,077, and $12,735 in 2012. Our Government segment has also fluctuated compared to the prior year period as a result of the addition of EHI and its revenue earned associated with DoD contracts. Changes in the composition of our flight hours for any reason could impact our total revenues. Many of our contracts, particularly firefighting and defense and security contracts contain a daily standby fee as well as an hourly rate based on flight activity. Changes in the composition of daily standby fees relative to the number of hours flown could impact our total revenues. In addition, the acquisitions of EHI and Air Amazonia will impact our mix of services and the regions in which we provide them.

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

RESULTS OF OPERATIONS

2013 Compared to 2012

The following table presents our consolidated operating results for the year ended December 31, 2013 compared to the year ended December 31, 2012:

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change
Net revenues:
Government	$221,581	69.6	$105,858	58.5	$115,723	109.3
Commercial	96,640	30.4	74,966	41.5	21,674	28.9

Total revenues	318,221	100.0%	180,824	100.0	137,397	76.0
Cost of revenues:
Government(1)	75,432	34.0	41,222	38.9	34,210	83.0
Commercial(1)	43,099	44.6	32,062	42.8	11,037	34.4
Non-allocated	103,577	32.5	46,121	25.5	57,456	124.6

Total cost of revenues	222,108	69.8	119,405	66.0	102,703	86.0
Gross profit
Government(1)	146,149	66.0	64,636	61.1	81,513	126.1
Commercial(1)	53,541	55.4	42,904	57.2	10,637	24.8
Non-allocated	(103,577)	(32.5)	(46,121)	(25.5)	(57,456)	124.6

Total gross profit	96,113	30.2	61,419	34.0	34,694	56.5

Operating expenses:
General and administrative	37,366	11.7	17,232	9.5	20,134	116.8
Research and development	4,000	1.3	4,683	2.6	(683)	(14.6)
Selling and marketing	7,755	2.4	6,071	3.4	1,684	27.7

Total operating expenses	49,121	15.4	27,986	15.5	21,135	75.5

Operating income (loss)	46,992	14.8	33,433	18.5	13,559	40.6
Other income (expense)
Interest income (expense), net	(25,175)	(7.9)	(6,990)	(3.9)	(18,185)	260.2
Other income (expense), net	(5,831)	(1.8)	(594)	(0.3)	(5,237)	NM

Total other income (expense)	(31,006)	(9.7)	(7,584)	(4.2)	(23,422)	NM

Net income (loss) before taxes and noncontrolling interest	15,986	5.0	25,849	14.3	(9,863)	(38.2)
Income tax expense (benefit)	6,120	1.9	10,213	5.6	(4,093)	(40.1)

Net income (loss)	9,866	3.1	15,636	8.6	(5,770)	(36.9)
Less: Net (income) loss related to noncontrolling interest	(209)	(0.1)	(406)	(0.2)	197	(48.5)

Net income (loss) attributable to Erickson Air-Crane, Inc.	9,657	3.0	15,230	8.4	(5,573)	(36.6)
Dividends on Series A Redeemable Preferred Stock	—	—	2,795	1.5	(2,795)	(100.0)

Net income (loss) attributable to common stockholders	$9,657	3.0	$12,435	6.9	$(2,778)	(22.3)

(1)	Percentage of net revenues of segment.
(2)	We use the abbreviation “NM” throughout this Form 10-K to refer to changes that are not meaningful.

Revenues

Consolidated revenues increased by $137.4 million, or 76.0%, to $318.2 million in 2013 from $180.8 million in 2012. The increase in revenues was attributable to a $115.7 million increase in Government revenues and a $21.7 million increase in Commercial revenues compared to 2012.

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change
Net revenues:
Government	$221,581	69.6	$105,858	58.5	$115,723	109.3
Commercial	96,640	30.4	74,966	41.5	21,674	28.9

Total revenues	$318,221	100.0	$180,824	100.0	$137,397	76.0

Government. Government revenues increased by $115.7 million, or 109.3%, to $221.6 million in 2013 from $105.9 million in 2012. This increase was primarily due to the acquisition of EHI and the introduction of defense and security contracts, offset by a decrease in transport and other government-related services, primarily due to lower revenues associated with our Italian CPH and crewing customer.

Commercial. Commercial revenues increased $21.7 million, or 28.9%, to $96.7 million in 2013 from $75.0 million in 2012. This increase was primarily due to the increase in infrastructure construction of $18.1 million, coupled with an increase in timber harvesting of $2.6 million.

The following are our revenues and revenue flight hours by type of service for 2013 and 2012:

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Change	% Change
Government revenues:
Firefighting	$86,266	$82,211	$4,055	4.9
Defense and security	124,491	—	124,491	NM
Transport and other government-related services	10,824	23,647	(12,823)	(54.2)

Total Government revenues	$221,581	$105,858	$115,723	109.3

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Change	% Change
Commercial revenues:
Timber harvesting	$34,631	$32,039	$2,592	8.1
Infrastructure construction	49,301	31,201	18,100	58.0
Manufacturing / MRO	12,708	11,726	982	8.4

Total Commercial revenues	$96,640	$74,966	$21,674	28.9

	Year Ended December 31, 2013	Year Ended December 31, 2012	Change	% Change
Government revenue flight hours:
Firefighting	3,521	3,723	(202)	(5.4)
Defense and security	13,208	—	13,208	NM
Transport and other government-related services	495	1,375	(880)	(64.0)

Total Government flight hours	17,224	5,098	12,126	237.9

	Year Ended December 31, 2013	Year Ended December 31, 2012	Change	% Change
Commercial revenue flight hours:
Timber harvesting	4,967	4,527	440	9.7
Infrastructure construction and other	2,875	2,450	425	17.3

Total Commercial flight hours	7,842	6,977	865	12.4

Government Revenues

•	Firefighting revenues increased $4.1 million, or 4.9%, to $86.3 million for 2013 from $82.2 million in 2012. This increase was primarily due to an increase in the number of days on contract for firefighting services. For our firefighting revenues on a geographic basis, the increase in revenues was primarily related to increases in Australia of $8.8 million and Turkey of $1.0 million, partially offset by a decrease in North America of $3.8 million and Greece of $1.8 million. Firefighting flight hours decreased to 3,521 from 3,723 in 2012, primarily due to lower flight hours in North America and Europe, partially offset by higher flight hours in Australia.

•	Defense and security revenues increased to $124.5 million for 2013 from zero in 2012 due to the acquisition of EHI.

•	Transport and other government-related activities revenues decreased $12.8 million, or 54.2%, to $10.8 million for 2013 from $23.7 million in 2012. The decrease was primarily due to the decrease in services being performed for our largest Italian customer as compared to 2012.

Commercial Revenues

•	Timber harvesting revenues increased $2.6 million, or 8.1%, to $34.6 million from $32.0 million in 2012. The increase in revenues was primarily due to increased revenues in Canada of $3.4 million partially offset by a decrease in revenues for our Malaysian customers of $0.6 million. Timber harvesting flight hours increased 440 hours to 4,967 from 4,527 in 2012. The increase in flight hours were primarily due to increased flight hours in Canada of 582, partially offset by a decrease in flight hours for our Malaysian customers of 106.

•	Infrastructure construction revenues increased $18.1 million, or 58.0%, to $49.3 million from $31.2 million in 2012. The increase in revenues was primarily due to increased revenues in South America oil and gas infrastructure construction of $11.3 million coupled with an increase of $6.8 million in North American construction. Infrastructure construction flight hours increased 602 hours to 2,875 from 2,274 in 2012. The increase in flight hours was primarily due to increased flight hours in North America of 636 hours partially offset by decreased flight hours in South America of 71.

•	Manufacturing / MRO revenues increased $1.0 million, or 8.4%, to $12.7 million from $11.7 million in 2012. The increase was primarily due to the sale of intellectual property associated with our composite main rotor blade program, partially offset by a decrease in cost per hour revenues associated with our repurchase of the aircraft that was originally sold to San Diego Gas & Electric and its related cost per hour contract during 2012.

Cost of Revenues

Consolidated cost of revenues increased by $102.7 million, or 86.0%, to $222.1 million for 2013 from $119.4 million for 2012. The increase was attributable to an increase in non-allocated costs of $57.5 million, an increase of $34.2 million in Government costs and an increase of $11.0 million in Commercial costs for 2013 compared to 2012.

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change
Cost of revenues:
Government(1)	$75,432	34.0	$41,222	38.9	$34,210	83.0
Commercial(1)	43,099	44.6	32,062	42.8	11,037	34.4
Non-allocated	103,577	32.5	46,121	25.5	57,456	124.6

Total cost of revenues	$222,108	69.8	$119,405	66.0	$102,703	86.0

(1)	Percent of net revenues of applicable segment

Government Cost of Revenues

Costs of revenues for our Government segment are primarily comprised of variable costs associated with firefighting, defense and security, and transport and other government-related activities. For 2013, these costs were $75.4 million, or 34.0% of revenues for the segment, as compared to $41.2 million, or 38.9% of net revenues for the segment for 2012. The increase of $34.2 million was primarily due to the addition of the defense and security work associated with the acquisition of EHI, partially offset by decreased costs associated with transport and other governmental-related activities primarily related to our Italian crewing customer and decreased costs for firefighting.

Commercial Cost of Revenues

Costs of revenues for our Commercial segment are primarily comprised of variable costs associated with timber harvesting, infrastructure construction, and MRO / Manufacturing. For 2013, these costs were $43.1 million, or 44.6% of revenues for the segment, as compared to $32.1 million, or 42.8% of net revenues for the segment for 2012. The increase of $11.0 million was primarily due to the increased flight activity for infrastructure construction coupled with an increase in MRO costs.

Non-allocated Cost of Revenues

Non-allocated costs of revenues are primarily comprised of costs that are mostly fixed in nature and are shared costs between the segments. These costs are primarily salaries and benefit costs of our pilots and field mechanics, depreciation and amortization costs related to the aircraft, aircraft lease costs, insurance costs and other similar costs. For 2013 these costs were $103.6 million, or 32.5% of net revenues, as compared to $46.1 million, or 25.5% of net revenues for 2012. The increase was primarily driven by the increased costs associated with operating the EHI fleet and increased labor costs associated with pilots and field maintenance.

Gross Profit

Consolidated gross profit increased by $34.7 million, or 56.5%, to $96.1 million in 2013 from $61.4 million in 2012. The increase was attributable to an increase in Government gross profit of $81.5 million and an increase in Commercial gross profit of $10.6 million, partially offset by an increase in non-allocated costs of $57.5 million

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change
Gross profit
Government(1)	$146,149	66.0	$64,636	61.1	$81,513	126.1
Commercial(1)	53,541	55.4	42,904	57.2	10,637	24.8
Non-allocated	(103,577)	(32.5)	(46,121)	(25.5)	(57,456)	124.6

Total gross profit	$96,113	30.2	$61,419	34.0	$34,694	56.5

(1)	Percentage of net revenues of applicable segment

Government. Primarily as a result of the factors discussed above, Government gross profit increased by $81.5 million, or 126.1%, to $146.1 million in 2013 from $64.6 million in 2012. Gross profit margin was 66.0% in 2013 compared to 61.1% in 2012.

Commercial. Primarily as a result of the factors discussed above, Commercial gross profit increased by $10.6 million, or 24.8%, to $53.5 million in 2013 from $42.9 million in 2012. Gross profit margin was 55.4% in 2013 compared to 57.2% in 2012.

Non-allocated. Primarily as a result of the factors discussed above, non-allocated costs for 2013 were $103.6 million compared to $46.1 million in 2012.

Operating Expenses

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$37,366	11.7	$17,232	9.5	$20,134	116.8
Research and development	4,000	1.3	4,683	2.6	(683)	(14.6)
Selling and marketing	7,755	2.4	6,071	3.4	1,684	27.7

Total operating expenses	49,121	15.4	27,986	15.5	21,135	75.5

Operating income (loss)	$46,992	14.8	$33,433	18.5	$13,559	40.6

Operating expenses increased by $21.1 million, or 75.5%, to $49.1 million in 2013 from $28.0 million in 2012. The increase was primarily due to the increase in general and administrative costs resulting from the addition of $10.4 million of acquisition and integration costs associated with the addition of EHI and Air Amazonia, coupled with the additional costs associated with operating EHI and Air Amazonia.

Other Income (Expense), Net

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change
Other income (expense)
Interest income (expense), net	$(25,175)	(7.9)	(6,990)	(3.9)	(18,185)	260.2
Other income (expense), net	(5,831)	(1.8)	(594)	(0.3)	(5,237)	NM

Total other income (expense)	$(31,006)	(9.7)	$(7,584)	(4.2)	$(23,422)	NM

Total other income (expense), net increased by $23.4 million to $31.0 million of net expense in 2013 from $7.6 million of net expense in 2012. Interest expense, net increased by $18.2 million to $25.2 million in 2013, from $7.0 million in 2012, primarily due to an increase in our average outstanding borrowings. Other income (expense), net increased by $5.2 million to $5.8 million in other expense in 2013 from $0.6 million in other expense in 2012 due to the factors described below.

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$309	$(322)	$631
Realized foreign exchange gain (loss)	(172)	788	(960)
Amortization of debt issuance costs	(2,067)	(1,174)	(893)
Interest income (expense) related to tax contingencies	(13)	—	(13)
Gain (loss) on disposal of equipment	1	(5)	6
Loss on early extinguishment of debt	(215)	—	(215)
Other income (expense), net	(3,674)	119	(3,793)

Total other income (expense), net	$(5,831)	$(594)	$(5,237)

Other income (expense), net increased by $5.2 million to $5.8 million of other expense in 2013 from $0.6 million of other expense in 2012. The increase in net expense was primarily due to the sale of a note receivable from EIA which resulted in a loss of $3.4 million and an increase in the amortization of debt issuance costs of $0.9 million resulting from the addition of the 2020 Senior Notes offering and the new Revolving Credit Agreement entered into during 2013. The early extinguishment of our previous revolving credit facility resulted in a loss of $0.2 million for 2013.

Income Tax Expense (Benefit)

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change
Net income (loss) before income taxes and noncontrolling interest	$15,986	5.0	$25,849	14.3	$(9,863)	(38.2)
Income tax expense (benefit)	6,120	1.9	10,213	5.6	(4,093)	(40.1)

Net income (loss)	$9,866	3.1	$15,636	8.6	$(5,770)	(36.9)

Income tax expense decreased by $4.1 million to $6.1 million in 2013 from $10.2 million in 2012, primarily due to a decrease of $9.9 million in net income before income taxes and noncontrolling interest as compared to 2012, coupled with a 1.2% decrease in the effective tax rate.

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change
Net income (loss)	$9,866	3.1	$15,636	8.6	$(5,770)	(36.9)
Less: Net (income) loss related to noncontrolling interest	(209)	(0.1)	(406)	(0.2)	197	(48.5)

Net income (loss) attributable to Erickson Air-Crane, Inc.	9,657	3.0	15,230	8.4	(5,573)	(36.6)
Dividends on Redeemable Preferred Stock	—	—	2,795	1.5	(2,795)	(100.0)

Net income (loss) attributable to common stockholders	$9,657	3.0	$12,435	6.9	$(2,778)	(22.3)

Net income (loss) attributable to Erickson Air-Crane Incorporated decreased by $5.6 million to $9.7 million net income in 2013 from $15.2 million net income in 2012, primarily due to the changes in revenues, expenses, and taxes discussed above. Net income (loss) attributable to common stockholders decreased by $2.8 million to net income of $9.7 million in 2013 from net income of $12.4 million in 2012 after accounting for accrued dividends on our Series A Redeemable Preferred Stock.

2012 Compared to 2011

The following table presents our consolidated operating results for the year ended December 31, 2012 compared to the year ended December 31, 2011:

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues	Year Ended December 31, 2011	% of Revenues	Change	% Change
Net revenues:
Government	$105,858	58.5	$97,165	63.6	$8,693	8.9
Commercial	74,966	41.5	55,604	36.4	19,362	34.8

Total revenues	180,824	100.0	152,769	100.0	28,055	18.4
Cost of revenues:
Government(1)	41,222	38.9	33,470	34.4	7,752	23.2
Commercial(1)	32,062	42.8	31,275	56.2	787	2.5
Non-allocated	46,121	25.5	42,551	27.9	3,570	8.4

Total cost of revenues	119,405	66.0	107,296	70.2	12,109	11.3
Gross profit
Government(1)	64,636	61.1	63,695	65.6	941	1.5
Commercial(1)	42,904	57.2	24,329	43.8	18,575	76.3
Non-allocated	(46,121)	(25.5)	(42,551)	(27.9)	(3,570)	8.4

Total gross profit	61,419	34.0	45,473	29.8	15,946	35.1

Operating expenses:
General and administrative	17,232	9.5	13,023	8.5	4,209	32.3
Research and development	4,683	2.6	4,827	3.2	(144)	(3.0)
Selling and marketing	6,071	3.4	9,940	6.5	(3,869)	(38.9)
Restructuring charges	—	—	1,084	0.7	(1,084)	(100.0)

Total operating expenses	27,986	15.5	28,874	18.9	(888)	(3.1)

Operating income (loss)	33,433	18.5	16,599	10.9	16,834	101.4
Other income (expense)
Interest income (expense), net	(6,990)	(3.9)	(9,150)	(6.0)	2,160	(23.6)
Other income (expense), net	(594)	(0.3)	3,885	2.5	(4,479)	(115.3)

Total other income (expense)	(7,584)	(4.2)	(5,265)	(3.4)	(2,319)	44.0

Net income (loss) before taxes and noncontrolling interest	25,849	14.3	11,334	7.4	14,515	128.1
Income tax expense (benefit)	10,213	5.6	(4,926)	(3.2)	15,139	NM (2)

Net income (loss)	15,636	8.6	16,260	10.6	(624)	(3.8)
Less: Net (income) loss related to noncontrolling interest	(406)	(0.2)	(390)	(0.3)	(16)	4.1

Net income (loss) attributable to Erickson Air-Crane, Inc.	15,230	8.4	15,870	10.4	(640)	(4.0)
Dividends on Series A Redeemable Preferred Stock	2,795	1.5	9,151	6.0	(6,356)	(69.5)

Net income (loss) attributable to common stockholders	$12,435	6.9	$6,719	4.4	$5,716	85.1

(1)	Percentage of net revenues of segment.
(2)	We use the abbreviation “NM” throughout this Form 10-K to refer to changes that are not meaningful.

Revenues

Consolidated revenues increased by $28.1 million, or 18.4%, to $180.8 million in 2012 from $152.8 million in 2011. The increase in revenues was attributable to a $19.4 million increase in Commercial revenues and a $8.7 million increase in Government revenues compared to 2011.

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues	Year Ended December 31, 2011	% of Revenues	Change	% Change
Net revenues:
Government	$105,858	58.5	$97,165	63.6	$8,693	8.9
Commercial	74,966	41.5	55,604	36.4	19,392	34.8

Total revenues	$180,824	100.0	$152,769	100.0	$28,055	18.4

Government. Government revenues increased by $8.7 million, or 8.9%, to $105.9 million in 2012 from $97.2 million in 2011. This increase was primarily due to the $9.3 million increase in firefighting revenues, partially offset by a decrease in transport and other government-related services of $0.6 million.

Commercial. Commercial revenues increased by $19.4 million, or 34.8%, to $75.0 million in 2012 from $55.6 million in 2011. This increase was due to the increase in infrastructure construction of $13.6 million, coupled with an increase in Manufacturing / MRO revenues of $5.4 million.

The following are our revenues and revenue flight hours by segment for 2012 and 2011:

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Change	% Change
Government revenues:
Firefighting	$82,211	$72,940	$9,271	12.7
Defense and security	—	—	—	—
Transport and other government-related services	23,647	24,225	(578)	(2.4)

Total Government revenues	$105,858	$97,165	$8,693	8.9

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Change	% Change
Commercial revenues:
Timber harvesting	$32,039	$31,684	$355	1.1
Infrastructure construction	31,201	17,620	13,581	77.1
Manufacturing / MRO	11,726	6,300	5,426	86.1

Total Commercial revenues	$74,966	$55,604	$19,362	34.8

	Year Ended December 31, 2012	Year Ended December 31, 2011	Change	% Change
Government revenue flight hours:
Firefighting	3,723	3,088	635	20.6
Transport and other government-related services	1,375	1,334	41	3.1

Total Government flight hours	5,098	4,422	676	15.3

	Year Ended December 31, 2012	Year Ended December 31, 2011	Change	% Change
Commercial revenue flight hours:
Timber harvesting	4,527	4,585	(58)	(1.3)
Infrastructure construction and other	2,450	1,145	1,305	114.0

Total Commercial flight hours	6,977	5,730	1,247	21.8

Government Revenues

•	Firefighting revenues increased by $9.3 million, or 12.7%, to $82.2 million in 2012 from $72.9 million in 2011. This increase was primarily due to an increase in firefighting revenues in North America of $9.6 million, partially offset by a decrease in Greece of $0.5 million as compared to 2011. North America experienced one of the most severe seasons of U.S. wildfire activity in the last decade, according to the National Interagency Fire Center, increasing 5.7% in 2012 as compared to 2011 (measured in acres of wildfire burned).

•	Transport and other government-related services decreased by $0.6 million, or 2.4%, to $23.6 million in 2012 from $24.2 million in 2011. This slight decrease was primarily due to lower revenues from our Italian customer.

Commercial Revenues

•	Timber Harvesting revenues increased by $0.4 million, or 1.1%, to $32.0 million in 2012 from $31.7 million in 2011. This increase was primarily due to increased revenues of $5.0 million in North America, partially offset by a $4.7 million decrease in Malaysia as compared to 2011. We believe our North American flight activity is highly correlated to U.S. housing starts, which, according to the National Association of Home Builders, experienced a 15.0% increase in 2012 as compared to 2011. The decline in Malaysian revenues was driven by contract and credit issues with one of our Malaysian customers. We began requiring prepayment from this customer for timber harvesting services in 2012.

•	Infrastructure Construction revenues increased by $13.6 million, or 77.1%, to $31.2 million in 2012 from $17.6 million in 2011. This increase was primarily due to increased revenues in South America construction of $9.9 million coupled with increased revenues in North America construction of $4.7 million as compared to 2011. We flew for a full year on our Repsol YPF S.A. (“Repsol”) contract in Peru in 2012 and only a partial year during 2011, and experienced strong demand in North America powerline construction, flying for new customers as well as assisting San Diego Gas & Electric (“SDG&E”) in the completion of its Sunrise Powerlink project.

•	Manufacturing / MRO revenue increased by $5.4 million, or 86.1%, to $11.7 million in 2012 from $6.3 million in 2011. This increase was primarily due to the acceleration of deferred revenue of $5.7 million associated with the repurchase of the SDG&E aircraft. Our CPH contract with SDG&E ended on October 1, 2012 when we repurchased the aircraft from our customer.

Cost of Revenues

Consolidated cost of revenues increased by $12.1 million, or 11.3%, to $119.4 million in 2012 from $107.3 million in 2011. The increase was attributable to an increase in Government, Commercial, and non-allocated cost of revenues of $7.8 million, $0.8 million, and $3.6 million, respectively.

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues	Year Ended December 31, 2011	% of Revenues	Change	% Change
Cost of revenues:
Government(1)	$41,222	38.9	$33,470	34.4	$7,752	23.2
Commercial(1)	32,062	42.8	31,275	56.2	787	2.5
Non-allocated	46,121	25.5	42,551	27.9	3,570	8.4

Total cost of revenues	$119,405	66.0	$107,296	70.2	$12,109	11.3

(1)	Percent of net revenues of applicable segment

Government Cost of Revenues

Costs of revenues for our Government segment are primarily comprised of variable costs associated with firefighting, defense and security, and transport and other government-related activities. For 2012, these costs were $41.2 million, or 38.9% of revenues for the segment, as compared to $33.5 million, or 34.4% of net revenues for the segment for 2011. The increase of $7.8 million was primarily due to additional costs associated with the increased firefighting revenues.

Commercial Cost of Revenues

Costs of revenues for our Commercial segment are primarily comprised of variable costs associated with timber harvesting, infrastructure construction, and MRO / Manufacturing. For 2012, these costs were $32.1 million, or 42.8% of revenues for the segment, as compared to $31.3 million, or 56.2% of net revenues for the segment for 2011. The increase of $0.8 million was primarily due to additional costs associated with the increased infrastructure construction, partially offset by decreased costs for timber harvesting of $2.0 million primarily due to 41.3% decreased flight activity in Malaysia.

Non-allocated Cost of Revenues

Non-allocated costs of revenues are primarily comprised of costs that are mostly fixed in nature and are shared costs between the segments. These costs are primarily salaries and benefit costs of our pilots and field mechanics, depreciation and amortization costs related to the aircraft, insurance costs and other similar costs. For 2012 these costs were $46.1 million, or 25.5% of net revenues, as compared to $42.6 million, or 27.9% of net revenues for 2011. The increase in costs were primarily due to the increased costs associated with the growth of our fleet from 17 to 18 Aircranes, coupled with increased costs associated with transporting our aircraft by sea from Greece to Australia and an increase in pilot training costs. In 2011, our reduction-in-force lead to significant unabsorbed plant variances in the fourth quarter of 2011.

Gross Profit

Consolidated gross profit increased by $15.9 million, or 35.1%, to $61.4 million in 2012 from $45.5 million in 2011. The increase was primarily attributable to an increase in Commercial gross profit of $18.6 million and an increase in Government gross profit of $0.9 million, partially offset by an increase in non-allocated cost of revenues of $3.6 million.

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues	Year Ended December 31, 2011	% of Revenues	Change	% Change
Gross profit
Government(1)	$64,636	61.1	$63,695	65.6	$941	1.5
Commercial(1)	42,904	57.2	24,329	43.8	18,575	76.3
Non-allocated	(46,121)	(25.5)	(42,551)	(27.9)	(3,570)	8.4

Total gross profit	$61,419	34.0	$45,473	29.8	$15,946	35.1

(1)	Percentage of net revenues of applicable segment.

Government. Government gross profit increased by $0.9 million, or 1.5%, to $64.6 million in 2012 from $63.7 million in 2011. Gross profit margin was 61.1% in 2012 compared to 65.6% in 2011. The revenue increase of $8.7 million for 2012 compared to 2011 was the primary reason for the gross profit improvement. Many of the costs of aerial services are fixed in nature and the increase in flight hour revenues directly benefitted our operating margins.

Commercial. Commercial gross profit increased by $18.6 million, or 76.3%, to $42.9 million in 2012 compared to $24.3 million in 2011. Gross profit margin was 57.2% in 2012 compared to 43.8% in 2011. The revenue increase of $19.4 million for 2012 compared to 2011 was the primary reason for the gross profit improvement.

Non-allocated. Primarily as a result of the factors discussed above, non-allocated costs for 2012 were $46.1 million compared to $42.6 million in 2011.

Operating Expenses

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues	Year Ended December 31, 2011	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$17,232	9.5	$13,023	8.5	$4,209	32.3
Research and development	4,683	2.6	4,827	3.2	(144)	(3.0)
Selling and marketing	6,071	3.4	9,940	6.5	(3,869)	(38.9)
Restructuring charges	—	—	1,084	0.7	(1,084)	(100.0)

Total operating expenses	27,986	15.5	28,874	18.9	(888)	(3.1)

Operating income (loss)	$33,433	18.5	$16,599	10.9	$16,834	101.4

Operating expenses decreased by $0.9 million, or 3.1%, to $28.0 million in 2012 from $28.9 million in 2011. The change was primarily due to lower selling and marketing expenses in 2012 of $3.9 million, mainly due to lower receivable reserves in 2012 compared to 2011, and lower spending on trade shows. The decrease in selling and marketing expenses was partially offset by an increase in general and administrative expenses of $4.2 million due to increases in variable and stock-based compensation, offset by a decrease in legal expenses. In November 2011, we had $1.1 million in restructuring charges.

Other Income (Expense)

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues	Year Ended December 31, 2011	% of Revenues	Change	% Change
Other income (expense)
Interest income (expense), net	$(6,990)	(3.9)	$(9,150)	(6.0)	$2,160	(23.6)
Other income (expense), net	(594)	(0.3)	3,885	2.5	(4,479)	(115.3)

Total other income (expense)	$(7,584)	(4.2)	$(5,265)	(3.4)	$(2,319)	44.0

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

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$(322)	$1,819	$(2,141)
Realized foreign exchange gain (loss)	788	(956)	1,744
Amortization of debt issuance costs	(1,174)	(875)	(299)
Interest income (expense) related to tax contingencies	—	2,745	(2,745)
Gain (loss) on disposal of equipment	(5)	26	(31)
Other income (expense), net	119	1,126	(1,007)

Total other income (expense), net	$(594)	$3,885	$(4,479)

Other income (expense), net decreased by $4.5 million to $0.6 million of other expense in 2012 from $3.9 million of other income in 2011. Other income (expense), net included $2.7 million associated with the reversal of interest expense from a tax settlement in 2011 and a foreign exchange net gain of $0.5 million in 2012 compared to a foreign exchange net gain of $0.9 million in 2011.

Income Tax Expense (Benefit)

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues	Year Ended December 31, 2011	% of Revenues	Change	% Change
Net income (loss) before taxes and noncontrolling interest	$25,849	14.3	$11,334	7.4	$14,515	128.1
Income tax expense (benefit)	10,213	5.6	(4,926)	(3.2)	15,139	NM	(2)

Net income (loss)	$15,636	8.6	$16,260	10.6	$(624)	(3.8)

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

Net Income (Loss) Attributable to Erickson Air-Crane Incorporated

(Dollars in thousands)	Year Ended December 31, 2012	% of Revenues	Year Ended December 31, 2011	% of Revenues	Change	% Change
Net income (loss)	15,636	8.6	16,260	10.6	(624)	(3.8)
Less: Net (income) loss related to noncontrolling interest	(406)	(0.2)	(390)	(0.3)	(16)	4.1

Net income (loss) attributable to Erickson Air-Crane, Inc.	15,230	8.4	15,870	10.4	(640)	(4.0)
Dividends on Series A Redeemable Preferred Stock	2,795	1.5	9,151	6.0	(6,356)	(69.5)

Net income (loss) attributable to common stockholders	$12,435	6.9	$6,719	4.4	$5,716	85.1

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are current balances of cash and cash equivalents, cash flows from operations and borrowings available under our revolving credit facility. Our primary cash needs are debt service payments, capital expenditures and funding working capital requirements. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.

Specifically, we have a concentration of large customers, several of which are U.S. and foreign government agencies or entities, and our cash flows depend on being able to collect our receivables from them. If, in the future, we cannot generate sufficient cash from operations to comply with our debt service obligations, we will need to refinance such debt obligations, obtain additional financing, or sell assets. We believe that our cash from operations and borrowings available to us under our revolving credit facility with the anticipated refinancing will be adequate to meet our liquidity needs, capital expenditure requirements and debt service payments for at least the next 12 months. Our revolving credit facility has a maturity date of May 2, 2018.

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

2013 Compared to 2012

The following chart is a condensed presentation of our statement of cash flows for year ended December 31, 2013 and 2012 (in thousands):

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Change
Net cash provided by (used in) operating activities	$(24,792)	$28,158	$(52,950)
Net cash provided by (used in) investing activities	(282,935)	(21,492)	(261,443)
Net cash provided by (used in) financing activities	307,888	(5,446)	313,334
Foreign-currency affect on cash and cash equivalents	252	(20)	272

Net increase (decrease) in cash and cash equivalents	413	1,200	(787)
Cash and cash equivalents at beginning of period	1,468	268	1,200

Cash and cash equivalents at end of period	$1,881	$1,468	$413

Sources and Uses of Cash

At December 31, 2013, we had cash and cash equivalents of $1.9 million compared to $1.5 million at December 31, 2012. At December 31, 2013, we had restricted cash of $2.9 million compared to $3.8 million at December 31, 2012. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance bonds on certain contracts.

Net cash provided by (used in) operating activities. For the year ended December 31, 2013, net cash provided by operating activities before the change in operating assets and liabilities was $56.7 million, which included net income of $9.9 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $46.8 million (depreciation and amortization of $33.3 million, a $5.2 million net increase in deferred income taxes, a $3.4 million loss on the sale of the EIA term loan note receivable, amortization of debt issuance costs of $2.1 million, non-cash interest expense on debt of $1.9 million, stock-based compensation expense of $0.8 million, and $0.2 million of debt issuance costs written off, partially offset by net non-cash interest income of $0.1 million related to loans). The change in operating assets and liabilities was a $81.5 million use of cash primarily consisting of the following: a $32.0 million increase in Aircraft support parts, net (primarily attributable to increases in inventory levels needed for EHI operations subsequent to the acquisition and in preparation for the active fire season), a $21.0 million increase in accounts receivable (primarily attributable to increased revenues), a $19.5 million decrease in accounts payable (primarily related to repayments of EHI-related payables subsequent to the EHI acquisition), a $3.1 million increase in other non-current assets and a $6.4 million decrease in accrued and other current liabilities.

For the year ended December 31, 2012, net cash provided by operating activities before the change in operating assets and liabilities was $46.4 million, which included net income of $15.6 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $30.8 million consisting of the following: depreciation and amortization of $21.7 million, non-cash interest on subordinated notes of $3.1 million, an increase in deferred income taxes of $2.7 million, stock-based compensation of $2.1 million, and amortization of debt issuance costs of $1.2 million. The change in operating assets and liabilities was a $18.3 million use consisting of the following: a $27.4 million increase in Aircrane support parts, net (attributable to the addition of two Aircranes, increases in support parts for our expanded fleet, and to support our continued expansion into South America), and a $2.9 million decrease in other long-term liabilities (primarily due to the relief of the long-term liabilities associated with SDG&E), partially offset by a $6.2 million increase in income tax payables, a $2.8 million decrease in prepaid expenses and other current assets, a $2.7 million decrease in accounts receivable (primarily attributable to decreases in receivables from our Italian and Malaysian customers), a $0.2 million increase in accrued and other liabilities, and a $0.2 million decrease in income taxes receivable. As a result of these factors, we provided $28.2 million of cash in operating activities in the year ended December 31, 2012.

Net cash provided by (used in) investing activities. Net cash used in investing activities was $282.9 million for the year ended December 31, 2013 compared to net cash used in investing activities of $21.5 million for the year ended December 31, 2012. In the year ended December 31, 2013, we used net cash of $226.9 million in the acquisition of businesses (EHI and Air Amazonia), $56.1 million for purchases of aircraft and property, plant and equipment primarily in support of our legacy business and expanded operations subsequent to the EHI acquisition and $2.2 million for the purchase of intangible assets; the sale of the EIA term loan note provided $1.7 million and release of restricted cash provided $1.0 million. In the year ended December 31, 2012, we used net cash of $22.7 million for the purchase of an Aircrane and routine capital expenditures.

Net cash provided by (used in) financing activities. During the year ended December 31, 2013, financing activities provided $307.9 million of cash compared to a $5.4 million use of cash during the year ended December 31, 2012. In the year ended December 31, 2013, borrowings of the 2020 Senior Notes provided $400.0 million and borrowings from credit facilities provided $246.4 million, while we used $45.0 million for repayments of the 2020 Senior Notes, $250.2 million for repayments on credit facilities, $27.6 million for repayments of subordinated notes, $15.0 million for debt issuance costs and $0.7 million for shares withheld for payment of taxes. In the year ended December 31, 2012, we used $35.8 million for net payments of long-term debt and $0.4 million for debt issuance costs related to our credit facility refinancing, and $31.5 million was provided by the proceeds from the issuance of common stock.

2012 Compared to 2011

The following chart is a condensed presentation of our statement of cash flows for year ended December 31, 2012 and 2011 (in thousands):

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011	Change
Net cash provided by (used in) operating activities	$28,158	$(20,723)	$48,881
Net cash provided by (used in) investing activities	(21,492)	(13,083)	(8,409)
Net cash provided by (used in) financing activities	(5,446)	32,759	(38,205)
Foreign-currency effect on cash and cash equivalents	(20)	(613)	593

Net increase (decrease) in cash and cash equivalents	1,200	(1,660)	2,860
Cash and cash equivalents at beginning of period	268	1,928	(1,660)

Cash and cash equivalents at end of period	$1,468	$268	$1,200

Sources and Uses of Cash

At December 31, 2012, we had cash and cash equivalents of $1.5 million compared to $0.3 million at December 31, 2011. At December 31, 2012, we had restricted cash of $3.8 million compared to $5.2 million at December 31, 2011. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure certain performance bonds on certain contracts.

Net cash provided by (used in) operating activities. For the year ended December 31, 2012, net cash provided by operating activities before the change in operating assets and liabilities was $46.4 million, which included net income of $15.6 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $30.8 million consisting of the following: depreciation and amortization of $21.7 million, non-cash interest on subordinated notes of $3.1 million, an increase in deferred income taxes of $2.7 million, stock-based compensation of $2.1 million, and amortization of debt issuance costs of $1.2 million. The change in operating assets and liabilities was an $18.3 million use consisting of the following: a $27.4 million increase in Aircrane support parts, net (attributable to the addition of two Aircranes, increases in support parts for our expanded fleet, and to support our continued expansion into South America), and a $2.9 million decrease in other long-term liabilities (primarily due to the relief of the long-term liabilities associated with SDG&E), partially offset by a $6.2 million increase in income tax payables, a $2.8 million decrease in prepaid expenses and other current assets, a $2.7 million decrease in accounts receivable (primarily attributable to decreases in receivables from our Italian and Malaysian customers), a $0.2 million increase in accrued and other liabilities, and a $0.2 million decrease in income taxes receivable. As a result of these factors, operating activities provided $28.2 million of in the year ended December 31, 2012.

For the year ended December 31, 2011, net cash provided by operating activities before the change in operating assets and liabilities was $37.0 million, which included net income of $16.3 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $20.7 million (depreciation and amortization of $24.3 million and amortization of debt issuance costs of $0.9 million, non-cash interest on subordinated notes of $3.2 million, coupled with an increase in deferred income taxes of $4.6 million, partially offset by a non-cash tax settlement of $9.5 million and non-cash interest reversal on tax contingencies of $2.7 million). The change in operating assets and liabilities was a $57.7 million use consisting of the following: a $42.7 million increase in Aircrane support parts, net (primarily attributable to increases in inventory levels, including the in-process build of aircraft), a $4.8 million decrease in accrued and other current liabilities, a $4.6 million increase in accounts receivable (primarily attributable to a receivable related to our Greece contract), a $4.1 million decrease in other long-term liabilities, and a $2.2 million decrease in accounts payable, partially offset by a $0.5 million decrease in prepaid expenses and other current assets and a $1.5 million decrease in income taxes payable. As a result of these factors, we used $20.7 million of cash in operating activities in the year ended December 31, 2011.

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

2020 Senior Notes Offering

On May 2, 2013, we closed our $400.0 million aggregate principal note offering of the 2020 Senior Notes. The 2020 Senior Notes bear interest at 8.25%, are second priority senior secured obligations, and are due in 2020. The 2020 Senior Notes are guaranteed by certain of our existing and future domestic subsidiaries.

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

The indenture under which the 2020 Senior Notes were issued, among other things, limits our ability and the ability of our restricted subsidiaries to: (i) pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; (ii) incur additional debt or issue certain disqualified stock and preferred stock; (iii) incur liens on assets; (iv) merge or consolidate with another company or sell all or substantially all assets; (v) enter into transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of the guarantors to pay dividends or make other payments to us.

The 2020 Senior Notes are secured by second-position liens, subject to certain exceptions and permitted liens, on substantially all of our and the guarantors’ existing and future assets that secure our new Revolving Credit Facility.

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at December 31, 2013 was $355.0 million.

A total of $46.0 million of the net proceeds were initially deposited in escrow, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, to be used toward the acquisition of Air Amazonia. Pursuant to the terms of the 2020 Senior Notes, these proceeds of the offering were not released from escrow to consummate the Air Amazonia acquisition before July 31, 2013, and as a result, an aggregate principal amount of 2020 Senior Notes equal to $45.0 million were redeemed, on a pro rata basis, on August 5, 2013 pursuant to a special mandatory redemption, at a price equal to 100% of the principal amount of the 2020 Senior Notes being redeemed, plus accrued and unpaid interest to, but not including, August 5, 2013. We funded the purchase price of the Air Amazonia acquisition with our Revolving Credit Facility during the fiscal quarter ended September 30, 2013.

Revolving Credit Facility

On May 2, 2013, we entered into the Revolving Credit Facility, providing a new $100.0 million, five-year revolving credit facility with a group of financial institutions led by Wells Fargo Bank N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA. On June 14, 2013, the Revolving Credit Facility was amended to increase the maximum aggregate amount that we may borrow from $100.0 million to $125.0 million, and on March 11, 2014 it was amended to increase the maximum aggregate amount that we may borrow to $140.0 million. The interest rate under the Revolving Credit Facility is 325-450 basis points over LIBOR depending on our senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes and we used a portion of the proceeds to fund the purchase price of the Air Amazonia acquisition.

We, and each of our current and future, direct and indirect, material domestic subsidiaries guarantee the indebtedness under the Revolving Credit Facility on a senior secured first lien basis.

The Revolving Credit Facility contains certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if our average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is greater than $16.8 million or 1.05:1.00 if our average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is less than or equal to $16.8 million and an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions.

The Revolving Credit Facility includes mandatory prepayment requirements for the certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that we receive as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at December 31, 2013 was $68.1 million. The weighted average interest rate for borrowings under the Revolving Credit Facility for the year (from inception on May 2, 2013) ended December 31, 2013 was 5.41%. The interest rate at December 31, 2013 was 5.06%. As of December 31, 2013 we had $5.1 million in outstanding standby letters of credit under the Revolving Credit Facility and maximum borrowing availability was $51.8 million.

2020 Subordinated Notes

Pursuant to the terms of the EHI stock purchase agreement, the consideration included $17.5 million of our subordinated notes. The subordinated notes accrue interest at a fixed rate of 6.0% per annum, mature on November 2, 2020, and may be prepaid at our option. Upon an event of default under the subordinated notes, the interest rate will increase to 8.0% per annum until the event of default is cured. We have agreed to pay, in cash, quarterly installments of interest only (in arrears) until March 31, 2015, after which date we have agreed to pay, in addition to such interest, on a quarterly basis $1.0 million in principal. Upon any refinancing of the 2020 Senior Notes or the Revolving Credit Facility the principal amount of the subordinated notes with all accrued interest thereon will become due and payable. Upon a change of control, the principal amount together with all accrued interest shall forthwith be due and payable. Until the principal amount of the subordinated notes together with all accrued interest thereon has been paid in full, we and our subsidiaries may not declare or pay any dividend, make any payment on account of, or take certain other actions in respect of any of our or our subsidiaries’ equity interests, subject to certain exceptions.

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. The outstanding balance under the 2020 Subordinated Notes at December 31, 2013 was $17.5 million, comprised of the $16.2 million fair value and $1.3 million related to the unamortized discount on the debt, for the year ended December 31, 2013. The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00%.

Term Debt and Revolving Line of Credit

At the end of June 2010, we entered into a credit agreement with a bank syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”), which consisted of up to $132.5 million in senior secured asset-based revolving credit facilities, including a $65.0 million term loan facility (“Term Debt”) and a revolving credit facility (“Revolving Line of Credit”) of up to $67.5 million. The Revolving Line of Credit had a $30.0 million sublimit for issuance of letters of credit and a $10.0 million sublimit for swingline loans. In connection with the $400.0 million 2020 Senior Notes offering and the Revolving Credit Facility, all of the Term Debt and Revolving Line of Credit, were paid in full to Wells Fargo and were discontinued on May 2, 2013.

The interest rate on our senior credit facilities was calculated based on LIBOR or a base rate. The base rate was the higher of the federal funds rate plus 150 basis points, the prime rate as quoted by Wells Fargo, or LIBOR plus 150 basis points. The interest rate was calculated as LIBOR or base rate plus a LIBOR margin or base rate margin, respectively. Margin rates were tied to the total senior debt leverage covenant per our credit agreement. LIBOR margin ranges between 2.75% and 5.00% and base rate margin ranges between 1.75% and 4.00%. We paid an unused commitment fee between 0.375% and 0.625% and fees between 2.75% and 5.00% on outstanding letters of credit, both of which were based on the level of the senior debt leverage covenant ratio.

The outstanding balance under the Revolving Line of Credit at December 31, 2012, excluding letters of credit, was $22.5 million.

The weighted average interest rate for borrowings under the Revolving Line of Credit facility for the period from January 1, 2013 to the termination date of May 2, 2013 was 3.91%. The weighted average interest rate for borrowings under the Revolving Line of Credit for the year ended December 31, 2012 was 3.98%. The interest rate at December 31, 2012 was 3.75%. Maximum borrowing availability was $43.0 million as of December 31,

2012. We had $2.0 million of outstanding standby letters of credit issued under the Revolving Line of Credit as of December 31, 2012. In connection with the consummation of the Revolving Credit Facility, all standby letters of credit were transferred to the Revolving Credit Facility on May 2, 2013.

The weighted average interest rate for the Term Debt borrowings for the period from January 1, 2013 to the termination date of May 2, 2013 was 3.13%. The weighted average interest rate for the term loan borrowings for the year ended December 31, 2012 was 3.35%. The interest rate at December 31, 2012 was 3.13%. At December 31, 2012 the outstanding balance under the term loan facility was $48.8 million.

Working Capital Guarantee Credit Agreement

On June 30, 2011, we obtained a separate line of credit with Wells Fargo for up to $10.0 million, pursuant to which Wells Fargo would issue standby letters of credit to certain of our non-domestic customers for the purpose of assuring performance of our obligations to such customers. As of December 31, 2012, we had $4.6 million in outstanding standby letters of credit. In connection with the consummation of the Revolving Credit Facility, all standby letters of credit were transferred to the Revolving Credit Facility in May of 2013, and the Working Capital line of credit was discontinued.

2015 Subordinated Notes and 2016 Subordinated Notes

On June 30, 2010, we issued unsecured subordinated promissory notes (“2015 Subordinated Notes”) with an aggregate principal amount of $8.5 million to ZM Private Equity Fund II, L.P. and certain of its affiliates at an initial interest rate of 20.0% per annum. No periodic principal or interest payments were required and the 2015 Subordinated Notes were to mature on June 30, 2015. Interest payments were accrued to principal on a quarterly basis. The 2015 Subordinated Notes could be prepaid at any time prior to maturity, at our option, at the original principal amount plus accrued interest without any prepayment penalties, subject to limitations under the agreement. In connection with our initial public offering in April of 2012, the interest rate on the 2015 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the 2020 Senior Notes offering, all of the 2015 Subordinated Notes were repaid in full on May 2, 2013.

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

Additionally, in connection with the Working Capital Guarantee Credit Agreement, we issued $1.0 million in additional 2016 Subordinated Notes to the ZM Funds. In connection with our initial public offering in April of 2012, the interest rate on the 2016 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the 2020 Senior Notes offering, all of the 2016 Subordinated Notes were repaid in full on May 2, 2013.

The weighted average interest rate for the 2015 and 2016 Subordinated Notes for the period from January 1, 2013 to the termination date of May 2, 2013 was 10.0%. The weighted average interest rate for the 2015 and 2016 Subordinated Notes for the year ended December 31, 2012 was 12.9%. The interest rate was 10.0% and the balance was $26.7 million at December 31, 2012.

Advance from Cambiano

On July 29, 2008, EuAC entered into an Agreement with Banca Di Credito Cooperativo Di Cambiano (“Cambiano”) whereby EuAC may request advances up to €6.0 million. On July 29, 2013, EuAC entered into an Amended Agreement which reduced the available advances from €6.0 million to €4.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. There were no advances outstanding as of December 31, 2013 and $2.0 million (€1.5 million) of advances outstanding as of December 31, 2012 under this arrangement included on our consolidated balance sheets within accrued and other current liabilities. The agreement may be canceled by either party at any time.

On August 4, 2008, EuAC executed a bank guarantee and pledged €3.0 million as restricted cash in connection with a performance guarantee for a four-year leasing contract in Italy. Following receipt of the restricted cash, Cambiano issued a letter of credit for the performance bond. In the third quarter of 2012, the restricted cash amount was reduced to $2.6 million (€2.0 million), in conjunction with the reduction in the corresponding letter of credit. The restrictions renewed in June 2013 through the remainder of the 2013 fire season and we have classified the restricted cash related to the pledges as current assets based on the anticipated release date of the restriction.

Non-GAAP Financial Measures

We use EBITDA, Adjusted EBITDA and Adjusted EBITDAR to monitor our overall business performance. We define EBITDA as net income (loss) before interest expense, net, provision for (benefit from) income taxes, depreciation and amortization, and non-cash charges relating to financings. We include the amortization of overhaul costs as an add-back to EBITDA. We believe that such adjustments to arrive at EBITDA are common industry practice amongst our peers and we believe this provides us with a more comparable measure for managing our business. We also believe that it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.

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

We also use Adjusted EBITDAR in managing our business. Adjusted EBITDAR is determined by adding aircraft lease expense to Adjusted EBITDA. We present Adjusted EBITDAR because we believe this provides us with a more comparable measure for managing our business.

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

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012		Year Ended December 31, 2011
EBITDA, Adjusted EBITDA and Adjusted EBITDAR Reconciliation:
Net income (loss) attributable to Erickson Air-Crane, Incorporated	$9,657	$15,230		$15,870
Interest expense, net	25,175	6,990		9,150
Tax expense (benefit)	6,120	10,213		(4,926)
Depreciation and amortization	33,328	21,661		24,314
Amortization of debt issuance costs	2,067	1,174		875

EBITDA	$76,347	$55,268		$45,283

Acquisition and integration related expenses	10,383	—		—
Non-cash unrealized mark-to-market foreign exchange gains (losses)	(309)	322		(1,819)
Interest related to tax contingencies	13	—		(2,745)
Litigation expense	—	—		1,390
Loss on early extinguishment of debt	215	—		—
Non-cash charges from awards to employees of equity interests	792	2,118		—
Other non-cash (gains) losses	(1)	(795	)(2)	(26)
Loss on sale of EIA note(3)	3,441	—		—

Adjusted EBITDA	$90,881	$56,913		$42,083

Aircraft lease expenses	14,005	—		—

Adjusted EBITDAR	$104,886	$56,913		$42,083 (1)

(1)	As part of the amendments to the credit agreement on June 30, 2011, the $10.0 million in new unsecured subordinated promissory notes are included, with limitation, as an addition to Adjusted EBITDA. Such amounts have been excluded from this table for presentation purposes.
(2)	Includes $0.8 million related to the reversal of the CRA reserve that was originally included as an add-back to the fourth quarter 2010 expenses.
(3)	While the sale of the EIA note is not included in the definition of Adjusted EBITDA and Adjusted EBITDAR as described above, the Company believes this amount should be added to the calculation for EBITDA, Adjusted EBITDA and Adjusted EBITDAR to provide us with a more comparable measure for managing our business.

CONTRACTUAL OBLIGATIONS

As of December 31, 2013, we had $440.6 million of debt (including current maturities), excluding letters of credit. This amount consisted of $355.0 million for the 2020 Senior Notes, $68.1 million for the revolving credit facility and $17.5 million for the subordinated notes due 2020, which were reflected on our consolidated balance sheet as of December 31, 2013 at a carrying value of $16.2 million.

The following table sets forth our long-term contractual cash obligations as of December 31, 2013 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations(1):
2020 Senior Notes	$355,000	$—	$—	$—	$355,000
Revolving Credit Facility	68,086	—	—	68,086	—
2020 Subordinated Notes	17,500	—	8,000	8,000	1,500
Interest on 2020 Senior Notes and 2020 Subordinated Notes	196,556	30,338	60,363	59,416	46,439
Operating leases	69,269	21,210	28,892	14,015	5,152

Total contractual obligations	$706,411	$51,548	$97,255	$149,517	$408,091

(1)	Amounts shown above do not include outstanding purchase orders, the majority of which are cancellable, as of December 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

With the exception of operating leases, letters of credit, and an advance agreement with a foreign bank, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, or cash flows.

Operating Leases. We lease light and medium lift aircraft, certain premises on a short-term basis, and a minor amount of our facilities and certain other property and equipment under noncancelable operating lease agreements that expire on various dates through August 2064. Certain leases have renewal options.

Letters of Credit. To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. At December 31, 2013, we had letters of credit with various expiration dates extending into 2014 valued at approximately $5.3 million outstanding, including $5.1 million outstanding under our Revolving Credit Facility and $0.2 million (€0.2 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $2.4 million (€1.7 million) in restricted cash. At December 31, 2012, we had letters of credit with various expiration dates extending into 2013 valued at approximately $8.8 million outstanding, including $2.0 million outstanding under our revolving credit agreement, $4.6 million outstanding under our working capital guarantee credit agreement and $2.2 million (€1.6 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $2.6 million (€2.0 million) in restricted cash.

Advance Agreements with Foreign Banks. In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At December 31, 2013 and December 31, 2012, there were zero and $2.0 million (€1.5 million) of advances outstanding under these types of arrangements, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, application of our accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions, and judgments involved in the accounting policies described below have the most significant impact on our consolidated financial statements.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Revenue Recognition

We enter into short-term and medium-term service contracts with our customers, which generally range from one day to one year. Occasionally, we enter into multi-year contracts, with extension options for additional years. Revenue is recognized for contracts as the services are rendered and include leasing of the aircraft, pilot and field maintenance support and related services. We charge daily rates, hourly rates and production rates (logging volume transported) depending upon the type of service rendered. Mobilization fees, which represent recovery of costs incurred to deploy an aircraft to a customer, are recognized as the mobilization occurs. Revenues from timber harvesting operations in Canada and the U.S. are earned based on the number of flight hours or the timber volume and quality delivered to customers, depending on the customer contract. Based on the terms of the customer contract, revenues from timber harvesting operations in Malaysia are recorded based on the number of flight hours or the volume of timber delivered.

Sales contracts for Aircranes include multiple deliverables, such as warranty, spare parts, training and crew provisioning arrangements. We allocate consideration associated with the arrangement based on the relative selling prices of the various elements. Selling prices are based on vendor-specific objective evidence (“VSOE”); if VSOE is not available, third party evidence of selling prices is used. In circumstances where neither VSOE nor third party evidence is available, we use estimated selling prices as the basis for allocating consideration.

For the sale of Aircranes that involve significant production, modification or customization, we use the percentage of completion method of accounting when all required criteria are met. In circumstances where the criteria for using the percentage of completion method of accounting are not met, revenue is recognized as each unit is completed, delivered, and accepted by the customer and the rights of ownership are transferred. When total cost estimates exceed revenues, we accrue the estimated losses immediately.

Revenue recognized represents the price negotiated with the customer, adjusted by any discounts. The amount reported as cost of sales is determined by specific identification of costs to remanufacture each Aircrane, plus a proportion of deferred program costs from specific modifications to the Aircrane ordered by the customer.

Our Manufacturing, Repair, and Overhaul (“MRO”) facilities enter into contracts that require maintenance, repair, overhaul and/or assembly of various major components and other aircraft parts. In all such instances, revenues and costs are deferred until repairs are completed and the customer accepts the final product. For sales of spare parts, revenue and cost of sales are recorded once the parts are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured and the price is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue and cost of sales upon delivery or customer acceptance, depending on the terms of the sales agreement. Cost Per Hour (“CPH”) contracts are accounted for on a long-term contract basis; revenues are recognized based upon negotiated hourly rates and applicable flight hours earned, and profitability of the contract is based upon estimated costs over the life of the contract.

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

Aircraft Support Parts, net

Aircraft support parts, net consist of aircraft parts and work-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized for aircraft support parts include materials, labor, and operating overhead. Work-in-process consists of remanufactured aircraft in various stages of production and in-process aircraft support parts. All aircraft require daily routine repairs and maintenance based on inspections. Such maintenance costs are expensed as incurred. Periodically, aircraft are removed from service and undergo heavy maintenance activities, including inspections and repairs of the airframe and related parts as required; depending on the nature of the costs, they are either capitalized or expensed as incurred. Upon completion of an aircraft remanufacture, based on the demand for our services, we may transfer an aircraft into our fleet.

A significant part of our inventory consists of aircraft parts and components purchased over multiple years for which there is no liquid market. Therefore, there is no guarantee that we will be able to purchase new inventory at the carrying values currently reflected on our consolidated balance sheets.

Aircraft parts are categorized as serviceable, which indicates that they are in a condition suitable for installing on an aircraft, or repairable, which indicates that additional overhaul or repair work needs to be performed in order for the part to be certified as serviceable. Because we operate within a niche of the heavy-lift helicopter market, we experience long lead times and are required to carry large quantities of spare inventory in order to ensure availability of parts for servicing our fleet of aircraft. We record an excess and obsolete reserve for parts when our quantity on hand exceeds our forecasted needs or when parts have either not been utilized for a period of seven years or have been deemed obsolete or beyond economical repair by our engineering department. Accordingly, changes in forecasted demand, revised cost estimates or design changes for a part can affect estimates associated with our provision for excess and obsolete aircraft support parts, and it can vary significantly as a result.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets result from our acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized, however, certain definite-lived identifiable intangible assets such as customer relationships are amortized over their estimated useful lives. We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. There have been no events or changes in circumstances that would indicate the carrying amounts may not be recoverable and no impairments were recorded for goodwill or other intangible assets during the years ended December 31, 2013, 2012 and 2011.

Impairment and Depreciation of Long-Lived Assets

We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. Significant judgments and estimates used by management when evaluating long-lived assets for impairment cover, among other things, the following:

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

We offer CPH contracts pursuant to which we provide components and expendable supplies for our customers’ aircraft at a fixed cost per flight hour. We estimate the total covered maintenance costs for the aircraft over the coverage period based on historical trends. The amount of the accrual is estimated on a per flight hour basis and recorded as the hours are flown on the aircraft. The timing of cash paid for repairs and maintenance on the aircraft will impact the balance of the accrual.

Other Contingencies

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations, and claims. See “Business — Legal Proceedings” in this Form 10-K for a description of significant legal proceedings in which we are currently involved. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party, if determined adversely to us, will have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Emerging Growth Company

We are an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) under the federal securities laws and are subject to reduced public company reporting requirements. In this annual report on Form 10-K, we have elected to provide scaled disclosure about our executive compensation arrangements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Since we did not elect to take advantage of the extended transition period at the time of our initial public offering in April 2012, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the normal course of our business operations due to changes in interest rates, increase in cost of aircraft fuel, and our exposure to fluctuations in foreign currency exchange rates. We have established policies and procedures to govern our management of market risks.

Interest Rate Risk

At December 31, 2013, we had total indebtedness of $440.6 million (excluding $5.3 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our Revolving Credit Facility as our other debt obligations maintain fixed interest rates. Market risks associated with our Revolving Credit Facility include the potential reductions in fair value and negative impacts to future earnings from an increase in interest rates. Under our pre-acquisition debt, composed of the Term Debt and Revolving Line of Credit terminated on May 2, 2013, the applicable interest rate on our borrowings was calculated based on either LIBOR or a base rate plus a margin depending on the level of the senior debt leverage covenant ratio as defined in our prior credit agreement. The rates applicable to outstanding borrowings fluctuated based on many factors including, but not limited to, general economic conditions and interest rates, including the LIBOR, Federal Funds, and prime rates, and the supply of and demand for credit in the London interbank market. Under our Revolving Credit Facility, the applicable interest rate on our borrowings is 325-450 basis points over LIBOR depending on our senior leverage ratio. We estimate that a hypothetical 10% change in the interest rates experienced on our debt would have impacted interest expense for the year ended December 31, 2013 by approximately $2.5 million.

Aircraft Fuel

Our results of operations are affected by changes in the price and availability of aircraft fuel. For the year ended December 31, 2013, a deviation of 10% in the annualized average price per gallon of fuel would have impacted our reported results by approximately $1.1 million. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts.

We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk

A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the year ended December 31, 2013 would have resulted in an estimated pre-hedged decrease of $1.3 million in our net income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Erickson Air-Crane Incorporated

We have audited the accompanying consolidated balance sheets of Erickson Air-Crane Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erickson Air-Crane Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Portland, Oregon

March 13, 2014

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,881	$1,468
Restricted cash	2,883	3,781
Accounts receivable net of allowances for doubtful accounts of $991 and $460 in 2013 and 2012, respectively	65,987	24,446
Prepaid expenses and other current assets	3,360	1,426
Income tax receivable	135	1,048
Deferred tax assets	3,715	8,208

Total current assets	77,961	40,377

Aircraft support parts, net	126,696	93,041
Aircraft, net	127,179	66,673
Property, plant and equipment, net	109,382	54,675
Other intangible assets, net	22,908	—
Goodwill	234,554	—
Other non-current assets	28,625	2,057

Total assets	$727,305	$256,823

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts Payable	$29,035	$8,746
Current portion of long-term debt	—	71,202
Accrued and other current liabilities	41,233	19,662
Income tax payable	621	6,275

Total current liabilities	70,889	105,885

Long-term debt, less current portion	16,160	26,674
Long-term revolving credit facilities	68,086	—
Long-term notes payable	355,000	—
Other long-term liabilities	1,819	1,415
Uncertain tax positions	5,669	—
Deferred tax liabilities	16,775	17,481

Total liabilities	534,398	151,455
Stockholders’ equity (deficit):
Common stock; $0.0001 par value; 110,000,000 shares authorized; 13,787,914 and 9,726,785 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	179,954	101,833
Retained earnings (accumulated deficit)	12,104	2,447
Accumulated other comprehensive income (loss), net of tax	(42)	71

Total stockholders’ equity (deficit) attributable to Erickson Air-Crane, Incorporated	192,017	104,352

Noncontrolling interest	890	1,016

Total stockholders’ equity (deficit)	192,907	105,368

Total liabilities and stockholders’ equity	$727,305	$256,823

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net revenues:	$318,221	$180,824	$152,769
Cost of revenues	222,108	119,405	107,296

Gross profit	96,113	61,419	45,473

Operating expenses:
General and administrative	37,366	17,232	13,023
Research and development	4,000	4,683	4,827
Selling and marketing	7,755	6,071	9,940
Restructuring charges	—	—	1,084

Total operating expenses	49,121	27,986	28,874

Operating income (loss)	46,992	33,433	16,599

Other income (expense):
Interest income (expense), net	(25,175)	(6,990)	(9,150)
Interest income (expense) related to tax contingencies	(13)	—	2,745
Amortization of debt issuance costs	(2,067)	(1,174)	(875)
Unrealized foreign exchange gain (loss)	309	(322)	1,819
Loss on early extinguishment of debt	(215)	—	—
Realized foreign exchange gain (loss)	(172)	788	(956)
Gain (loss) on disposal of equipment	1	(5)	26
Other income (expense), net	(3,674)	119	1,126

Total other income (expense)	(31,006)	(7,584)	(5,265)

Net income (loss) before income taxes and noncontrolling interest	15,986	25,849	11,334
Income tax expense (benefit)	6,120	10,213	(4,926)

Net income (loss)	9,866	15,636	16,260
Less: Net income (loss) related to noncontrolling interest	(209)	(406)	(390)

Net income (loss) attributable to Erickson Air-Crane, Incorporated	9,657	15,230	15,870
Dividends on Redeemable Preferred Stock	—	2,795	9,151

Net income (loss) attributable to common stockholders	$9,657	$12,435	$6,719

Net income (loss)	$9,866	$15,636	$16,260
Other comprehensive income (loss):
Foreign currency translation adjustment	(107)	136	(402)

Comprehensive income (loss)	9,759	15,772	15,858
Comprehensive income (loss) attributable to noncontrolling interest	(215)	(435)	(202)

Comprehensive income (loss) attributable to Erickson Air-Crane, Incorporated	$9,544	$15,337	$15,656

Net income (loss) per share attributable to common stockholders
Basic	$0.86	$1.78	$6,718.57

Diluted	$0.82	$1.78	$6,718.57

Weighted average shares outstanding
Basic	11,221,005	6,981,027	1,000

Diluted	11,834,506	6,981,027	1,000

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

	Preferred Stock (see Note 11)		Common Stock Class A		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit) Of Erickson Air-Crane	Noncontrolling Interest Amount	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	34,999.5	$57,010	1,000	$1	—	$—	$—	$(16,707)	$178	$(16,528)	$930	$(15,598)
Dividends accrued on redeemable preferred stock	—	9,151	—	—	—	—	—	(9,151)	—	(9,151)	—	(9,151)
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(254)	(254)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	15,870	—	15,870	390	16,260
Foreign currency translation	—	—	—	—	—	—	—	—	(214)	(214)	(188)	(402)

Comprehensive income (loss)												15,858

Balance at December 31, 2011	34,999.5	$66,161	1,000	$1	—	$—	$—	$(9,988)	$(36)	$(10,023)	$878	$(9,145)
Dividends accrued on redeemable preferred stock	—	2,795	—	—	—	—	—	(2,795)		(2,795)	—	(2,795)
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(297)	(297)
Conversion of preferred and Class A common stock to common stock	(34,999.5)	(68,956)	(1,000)	(1)	4,802,970	0.5	68,956	—	—	68,956	—	68,956
Issuance of common stock related to IPO, net	—	—	—	—	4,800,000	0.5	31,454	—	—	31,454	—	31,454
Stock-based compensation	—	—	—	—	214,933	—	2,118	—	—	2,118	—	2,118
Shares withheld for payment of taxes	—	—	—	—	(91,118)	—	(695)	—	—	(695)	—	(695)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	15,230	—	15,230	406	15,636
Foreign currency translation	—	—	—	—	—	—	—	—	107	107	29	136

Comprehensive income (loss)												15,772

Balance at December 31, 2012	—	—	—	—	9,726,785	1	101,833	2,447	71	104,352	1,016	105,368
Issuance of Series A Preferred Stock	4,008,439	78,044	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(341)	(341)
Issuance of Restricted Stock Units	—	—	—	—	87,634	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	792	—	—	792	—	792
Conversion of Series A Preferred Stock to Common Stock	(4,008,439)	(78,044)	—	—	4,008,439	—	78,044	—	—	78,044	—	78,044
Shares withheld for payment of taxes	—	—	—	—	(34,944)	—	(715)	—	—	(715)	—	(715)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	9,657	—	9,657	209	9,866
Foreign currency translation	—	—	—	—	—	—	—	—	(113)	(113)	6	(107)
Comprehensive income (loss)												9,759

Balance at December 31, 2013	—	$—	—	$—	13,787,914	$1	$179,954	$12,104	$(42)	$192,017	$890	$192,907

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON AIR-CRANE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net income (loss)	$9,866	$15,636	$16,260
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,328	21,661	24,314
Deferred income taxes	5,214	2,682	4,589
Non-cash interest expense on debt	1,877	3,137	3,158
Non-cash interest (income) expense on tax contingencies	—	—	(2,745)
Stock-based compensation	792	2,118	—
Non-cash tax settlement	—	—	(9,451)
Write-off of debt issuance costs related to the early extinguishment of debt	215	—	—
Non-cash interest income on loans	(140)	—	—
Amortization of debt issuance costs	2,067	1,174	875
Loss (gain) on sale of equipment	(1)	5	(26)
Loss on sale of term loan note receivable	3,441	—	—
Changes in operating assets and liabilities, excluding effects of acquisitions of businesses:
Accounts receivable	(20,991)	2,679	(4,648)
Prepaid expenses and other current assets	427	2,803	484
Income tax receivable	915	201	(1,248)
Aircraft support parts, net	(32,001)	(27,355)	(42,717)
Other non-current assets	(3,131)	—	—
Accounts payable	(19,502)	(85)	(2,236)
Accrued and other current liabilities	(6,350)	199	(4,770)
Income tax payable	(304)	6,215	1,498
Other long-term liabilities	342	(2,912)	(4,060)
Uncertain tax positions	(856)	—	—

Net cash provided by (used in) operating activities	(24,792)	28,158	(20,723)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired (see Note 6)	(226,868)	—	—
Restricted cash	958	1,438	(998)
Purchases of aircraft and property, plant and equipment	(56,104)	(22,736)	(11,413)
Purchases of intangible assets	(2,205)	—	—
Dividends paid to noncontrolling interest	(341)	(297)	(254)
Proceeds from sale of term loan note receivable	1,660	—	—
Decrease (increase) in other assets	(35)	103	(418)

Net cash provided by (used in) investing activities	(282,935)	(21,492)	(13,083)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	31,454	—
Repayments of subordinated notes	(27,572)	—	—
Repayments of credit facilities	(250,215)	(327,063)	(284,220)
Borrowings from credit facilities	246,377	291,234	317,737
Borrowing of notes	400,000	—	—
Repayments of notes	(45,000)	—	—
Debt issuance costs	(14,986)	(376)	(758)
Shares withheld for payment of taxes	(716)	(695)	—

Net cash provided by (used in) financing activities	307,888	(5,446)	32,759

Effect of foreign currency exchange rates on cash and cash equivalents	252	(20)	(613)

Net increase (decrease) in cash and cash equivalents	413	1,200	(1,660)
Cash and cash equivalents at beginning of period	1,468	268	1,928

Cash and cash equivalents at end of period	$1,881	$1,468	$268

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27,818	$3,655	$6,099
Cash paid (received) during the period for income taxes, net	$1,477	$1,104	$(388)

The accompanying notes are an integral part of these financial statements

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

As of December 31, 2013, the Company owned a fleet of 20 heavy lift helicopters, comprised of 13 S-64E and seven S-64F model Aircranes, and 36 medium and light lift aircraft of varying model types, comprised of 28 rotor wing aircraft and eight fixed-wing aircraft. As of December 31, 2013, the Company leased a fleet of 34 medium and light lift aircraft of varying types, comprised of 29 rotary wing aircraft and five fixed-wing aircraft. The Company’s fleet operations span the globe, including a presence in North America, South America, Europe, the Middle East, Africa, Asia, Australia and Turkey. As of December 31, 2013, 22 of the owned aircraft and 22 of the leased aircraft were deployed outside of North America. Of the total fleet of 90 aircraft, 67 were air-worthy and available to be on contract with customers as of December 31, 2013.

The Company owns the Type Certificate and Production Certificate for the S-64 Aircrane which gives it the authorization to convert and remanufacture the S-64 Aircrane for its own use or to sell to third parties. The Company holds a Type Certificate issued by the European Aviation Safety Agency (“EASA”) certifying the S-64F model which allows the Aircrane to be sold to third parties in the European Union. The Company also holds a Repair Station Certificate which allows the Company to repair and overhaul airframes and components for Aircranes and certain other aircraft. During the year ended December 31, 2013, the Company purchased the Type Certificate for engines used in the S-64 Aircrane.

Fiscal 2013

On May 2, 2013, the Company closed its $400.0 million aggregate principal note offering of 8.25% second priority senior secured obligations due 2020 (the “2020 Senior Notes”). Net proceeds from the offering were approximately $386.4 million after deducting the initial purchasers’ commissions and estimated transaction fees and expenses. The Company used the net proceeds of the offering to (i) finance a portion of the purchase price for the EHI acquisition (see “Note 6 — Acquisitions”), (ii) refinance its 2015 Subordinated Notes and 2016 Subordinated Notes, (iii) refinance its prior senior secured asset-based revolving credit facility, comprised of the Term Debt and Revolving Line of Credit, (iv) pay related fees and expenses and (v) record the remaining cash to the balance sheet. A total of $46.0 million of the net proceeds were deposited in escrow on May 2, 2013, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, to be used toward the acquisition of Air Amazonia, the aerial services business of Brazil-based HRT Participações em Petroleo, S.A.(“HRT”). These proceeds of the offering were not released from escrow to consummate the Air Amazonia acquisition before July 31, 2013, and as a result, pursuant to the terms of the 2020 Senior Notes, an aggregate principal amount of Notes equal to $45.0 million were redeemed, on a pro rata basis, on August 5, 2013 pursuant to a special mandatory redemption, at a price equal to 100% of the principal amount of the 2020 Senior Notes being redeemed, plus accrued and unpaid interest to, but not including, August 5, 2013. The Company completed the acquisition of Air Amazonia on September 3, 2013, funding the purchase price with borrowings from its senior secured asset-based credit facility also entered into on May 2, 2013 (the “Revolving Credit Facility”). See “Note 6 — Acquisitions” for further information.

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

On September 3, 2013, the Company completed its acquisition of Air Amazonia, which included a fleet of six rotor wing aircraft and ground facilities. This fleet serves oil and gas activities in the Solimoes region of Brazil. In addition to the acquired fleet, the Company also has the right of first refusal to purchase any or all of HRT’s remaining eight aircraft over the 12 months from the closing date of the acquisition and the right of first refusal on all helicopter services in the Solimoes region of Brazil from HRT as operator, as well as on all helicopter services in all of Brazil (including offshore) from HRT (see “Note 6 — Acquisitions”).

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

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and variable interest entities in which it is determined that the Company is the primary beneficiary, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 —Consolidation (“ASC 810”). Intercompany accounts and transactions between the companies are eliminated upon consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassification has been made to prior period amounts of deferred overhauls from aircraft support parts, net to property, plant, and equipment, net on the consolidated balance sheets and consolidated statements of cash flows to conform to current period presentation and to conform to common industry presentation. Such reclassification had no effect on previously reported consolidated statements of stockholders’ equity or statements of comprehensive income (loss). The prior period reclassification includes $36.3 million of deferred overhauls and $4.0 million of related work-in-process from aircraft support parts, net to property, plant, and equipment, net at December 31, 2012. Deferred overhauls are presented separately in property, plant, and equipment, net, while work-in-process related to deferred overhauls are presented in construction-in-progress within property, plant, and equipment, net.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that directly affect the amounts reported in the consolidated financial statements. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are: (a) excess and obsolete aircraft support parts reserves, (b) allowance for doubtful accounts, (c) income tax assets and liabilities, (d) warranty reserves, (e) CPH reserves and (f) estimates and assumptions made in determining fair values in connection with the business combinations. Management of the Company bases their estimates on historical experience and other relevant assumptions. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Foreign Currency Translation and Transactions

The financial statements of the Company’s subsidiaries CAC, EuAC and Air Amazonia, are measured in their functional currencies of the Canadian dollars (C$), Euros (€) and Brazilian Real (R$) respectively and then are translated into U.S. dollars. Generally, balance sheet accounts are translated using the current exchange rate at each balance sheet date. Results of operations are translated using the average exchange rate each month. Translation gains or losses resulting from the changes in the exchange rates from month to month are recorded in other comprehensive income (“OCI”). The financial statements of the Company’s subsidiaries EHI, EACM and DAC are prepared using the U.S. dollar as their functional currency. The transactions related to these operations that are denominated in foreign currencies have been re-measured in U.S. dollars, and any resulting gain or loss is reported in total other income (expense), net.

Cash and Cash Equivalents

The Company classifies cash on deposit in banks and cash invested in money market accounts maturing in less than three months from the original date of purchase as cash and cash equivalents. The carrying amount of these items approximates fair value. The Company’s subsidiaries generally maintain cash account balances sufficient to meet their short-term working capital requirements and periodically remit funds to the parent company to pay intercompany lease, maintenance and other charges. Substantially all of the Company’s cash is concentrated in a few financial institutions. At times, deposits in these institutions exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk on these balances.

At December 31, 2013 and 2012, cash held in accounts in foreign institutions totaled $3.8 million and $4.2 million, of which $2.5 million and $2.8 million, respectively, was restricted cash.

Restricted Cash

Restricted cash of $2.9 million and $3.8 million at December 31, 2013 and 2012, respectively, maintained at financial institutions, serves as collateral for performance bonds required as a part of certain operating and sales contracts.

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

Aircraft Support Parts, net

Aircraft support parts, net consist of aircraft parts and work-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized for aircraft support parts include materials, labor, and operating overhead. Work-in-process consists of remanufactured aircraft in various stages of production and in-process aircraft support parts. All aircraft require daily routine repairs and maintenance based on inspections. Such maintenance costs are expensed as incurred. Periodically, aircraft are removed from service and undergo heavy maintenance activities including inspections and repairs of the airframe and related parts as required; depending on the nature of the costs, they are either capitalized or expensed as incurred. Upon completion of an aircraft remanufacture, based on the demand for our services, the Company may transfer an aircraft into its fleet.

Abnormal amounts of idle facility expense, freight, handling costs, and scrap are recorded as current-period expenses. Production overhead rates are based on the planned capacity of the production facilities and overhead costs are allocated to production based on actual direct labor hours.

Aircraft parts are categorized as serviceable, which indicates that they are in a condition suitable for installing on an aircraft, or repairable, which indicates that additional overhaul or repair work needs to be performed in order for the part to be certified as serviceable. Since the Company operates within a niche of the heavy-lift helicopter market, it experiences long lead times and is required to carry large quantities of spares inventory in order to ensure availability of parts for servicing its fleet of aircraft. The Company records an excess and obsolete reserve for parts when its quantity on hand exceeds its forecasted need for the part or when parts have either not been utilized for a period of seven years or have been deemed obsolete or beyond economical repair by the Company’s engineering department. Accordingly, changes in forecasted demand, revised cost estimates or design changes for a part can affect estimates associated with the Company’s provision for excess and obsolete aircraft support parts, and it can vary significantly as a result.

Aircraft support parts, net are classified as a non-current asset in the consolidated balance sheets because they are primarily used to maintain and overhaul the Company’s fleet of aircraft, which are long-term assets. Aircraft support parts which are used in operations are recorded as a component of cost of sales in the accompanying consolidated statements of comprehensive income (loss).

Aircraft and Property, Plant, and Equipment, net

Aircraft and property, plant, and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets as follows:

Aircraft	15 years
Buildings	20 years
Vehicles and equipment	3-5 years

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

Overhauls on certain significant components are capitalized, then amortized based on estimated flight hours between overhauls based on established life limits.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets result from our acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized, however, certain definite-lived identifiable intangible assets such as customer relationships are amortized over their estimated useful lives. We review identified intangible assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. There have been no events or changes in circumstances that would indicate the carrying amounts may not be recoverable and no impairments were recorded for goodwill or other intangible assets during the years ended December 31, 2013, 2012 and 2011. See “Note 6 — Acquisitions” for additional information pertaining to the Company’s goodwill and other intangible assets.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. No impairments were recorded for long-lived assets during the years ended December 31, 2013, 2012 and 2011.

Investments

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the investee of between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the effect of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Investments in which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method.

Deferred Offering Costs

Deferred offering costs consist of direct incremental accounting and legal fees related to the Company’s initial public offering of its common stock and other anticipated registration statements. Approximately $0.4 million and zero of deferred offering costs were included in prepaid expenses and other on the Company’s consolidated balance sheets as of December 31, 2013 and 2012, respectively.

In April 2012, the Company completed its initial public offering. The Company raised a total of $38.4 million in gross proceeds from the initial public offering, or approximately $31.5 million in net proceeds after deducting underwriting discounts and commissions of $2.1 million and offering costs of $4.8 million.

Debt Issuance Costs

Debt issuance costs consist of expenditures associated with obtaining debt financing, principally legal and bank commitment fees. Such costs are deferred and amortized over the term of the related credit agreements using a method that approximates the effective interest method. Debt issuance costs included in other non-current assets within the consolidated balance sheets at December 31, 2013 and 2012 were $13.5 million and $0.8 million, respectively. Amortization of debt issuance costs was $2.1 million, $1.2 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740. The Company is subject to income taxes in the U.S., state, and several foreign jurisdictions. In the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities.

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

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions within the consolidated statements of comprehensive income (loss) within other income (expense).

Stock-Based Compensation

Restricted stock units (RSUs) are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of the vesting period. The fair value of the RSUs is based on the stock price on the date of grant. The Company recognizes the compensation costs related to restricted stock units on a straight-line basis over the requisite vesting period of the award, which is generally the vesting term of five years.

Revenue Recognition

The Company enters into short-term and medium-term service contracts with its customers, which generally range from one day to one year. Occasionally, the Company enters into multi-year contracts, with extension options for additional years. Revenue is recognized for contracts as the services are rendered and include leasing of the aircraft, pilot and field maintenance support and related services. The Company charges daily rates, hourly rates and production rates (logging volume transported) depending upon the type of service rendered. Mobilization fees, which represent recovery of costs incurred to deploy an aircraft to a customer, are recognized as the related mobilization occurs. Revenues from timber harvesting operations in Canada, the U.S. and Malaysia are earned based on the number of flight hours or the timber volume and quality delivered to customers, depending on the customer contract.

Sales contracts for Aircranes include multiple deliverables, such as warranty, spare parts, training and crew provisioning arrangements. The Company allocates consideration associated with the arrangement based on the relative selling prices of the various elements. Selling prices are based on vendor-specific objective evidence (“VSOE”); if VSOE is not available, third party evidence of selling prices is used. In circumstances where neither VSOE nor third party evidence is available, the Company uses estimated selling prices as the basis for allocating consideration.

For the sale of Aircranes that involve significant production, modification or customization, the Company uses the percentage of completion method of accounting when all required criteria are met. In circumstances where the criteria for using the percentage of completion method of accounting are not met, revenue is recognized as each unit is completed, delivered, and accepted by the customer and the rights of ownership are transferred. When total cost estimates exceed revenues, the Company accrues the estimated losses immediately.

Revenue recognized represents the price negotiated with the customer, adjusted by any discounts. The amount reported as cost of sales is determined by specific identification of costs to remanufacture each Aircrane, plus a proportion of deferred program costs from specific modifications to the Aircrane ordered by the customer.

The Company’s Manufacturing, Repair, and Overhaul (“MRO”) facilities enter into contracts that require maintenance, repair, overhaul and/or assembly of various major components and other aircraft parts. In all such instances, revenues and costs are deferred until repairs are completed and the customer accepts the final product. For sales of spare parts, revenue and cost of sales are recorded once the parts are shipped to the customer in accordance with the contract or purchase order, ownership and risk of loss have passed to the customer, collectability is reasonably assured and the price is fixed and determinable. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue and cost of sales upon delivery or customer acceptance, depending on the terms of the sales agreement. Cost Per Hour (“CPH”) contracts are accounted for on a long-term contract basis; revenues are recognized based upon negotiated hourly rates and applicable flight hours earned, and profitability of the contract is based upon estimated costs over the life of the contract.

Warranty and Cost-Per-Hour Reserves

Sales of Aircranes to third parties include limited warranty provisions that require the Company to remedy deficiencies in quality or performance of its products over a specified period of time, generally from two to five years depending on the type of part, component or airframe, including technical assistance services. Warranty reserves are established at the time that revenue is recognized at levels that represent the estimate of the costs that will be incurred to fulfill those warranty requirements. (See “Note 17 — Warranty Reserves and Cost Per Hour (“CPH”) Reserves”)

The Company offers CPH contracts pursuant to which the Company provides components and expendable supplies for a customer’s aircraft at a fixed cost per flight hour. The Company estimates the total covered maintenance costs for the aircraft over the coverage period based on historical trends. The amount of the accrual is estimated on a per flight hour basis and recorded as the hours are flown on the aircraft. The timing of cash paid for repairs and maintenance on the aircraft will impact the balance of the accrual. (See “Note 17 — Warranty Reserves and Cost Per Hour (“CPH”) Reserves”)

Risks and Uncertainties

The Company performs aerial services operations, sells Aircranes and spare parts, and performs other services throughout the world. Customers outside the U.S. accounted for 65.8%, 53.3% and 55.8% of consolidated net revenues during 2013, 2012 and 2011, respectively. Many of the industries in which our service customers operate are associated with periodic economic disruption, including timber harvesting, firefighting, and construction. For each of the years ended December 31, 2013, 2012 and 2011, the Company had revenues from two customers in excess of 10% of the total revenues.

The following is a summary of customers that accounted for at least 10% of the Company’s net revenues in 2013, 2012, or 2011:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Fluor(1)	14.8%	—	—
U.S. Forest Service	14.7%	28.6%	27.2%
Italian Ministry of Civil Protection	3.0%	12.9%	15.9%

	32.5%	41.5%	43.1%

(1)	Fluor was a customer serviced by EHI for the years ended December 31, 2012 and 2011

In 2012, the Company entered into a three year agreement with the NATO Maintenance and Supply Agency (“NAMSA”), pursuant to which the Company has agreed to supply aerial firefighting services in Greece for the 2012 to 2014 firefighting seasons. Prior to the agreement with NAMSA the Company contracted directly with the Hellenic Fire Brigade to provide firefighting services for Greece. For the years ended December 31, 2013 and 2012, NAMSA accounted for 3.3% and 6.8% of the Company’s total net revenues, respectively.

The Company performs ongoing credit evaluations of its customers and believes it has made adequate provisions for potential credit losses. The Company does not generally require collateral on accounts receivable; however, under certain circumstances, the Company obtains a letter of credit or requires prepayment prior to performing services. The Company estimates its allowance for doubtful accounts using a specific identification method based on an evaluation of payment history, the customer’s credit situation, and other factors. At December 31, 2013, three customers made up 46.7% of the Company’s accounts receivable balance. At December 31, 2012, three customers made up 54.3% of the Company’s accounts receivable balance. Allowance for doubtful accounts was $1.0 million and $0.5 million at December 31, 2013 and 2012, respectively.

The following is a summary of customers that accounted for at least 10% of the total current and non-current trade receivables as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013	As of December 31, 2012
Fluor	19.4%	—
Army Contracting Command — Rock Island	13.8%	—
Hellenic Fire Brigade(1)	8.5%	23.9%
Italian Ministry of Civil Protection	—	15.5%
Kestrel Aviation(2)	5.0%	14.9%

	46.7%	54.3%

(1)	On May 23, 2012, the Company entered into a three year agreement with the NATO Maintenance and Supply Agency (“NAMSA”), pursuant to which the Company agreed to supply aerial firefighting services in Greece for the 2012 to 2014 firefighting seasons. Prior to the agreement with NAMSA, the Company contracted directly with the Hellenic Fire Brigade to provide firefighting services in Greece. At December 31, 2013, the receivable from Hellenic Fire Brigade was classified in other non-current assets due to the long-term nature of obtaining resolution regarding the Company’s permanent establishment status in Greece.
(2)	In 2013, the Company entered into a three-year aerial firefighting contract, with two optional one-year extensions, with Kestrel Aviation to support National Aerial Firefighting Centre operations in Australia. Prior to the agreement with Kestrel Aviation, the Company contracted with Helicorp to perform firefighting services in Australia.

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

Collaborative Arrangements

The Company entered into a collaborative agreement during the year ended December 31, 2013 for the ongoing development and testing of composite main rotor blades for the Aircrane and the CH-54. The agreement calls for the parties to equally share costs associated with the completion of testing. Under the agreement, once the testing and certifications are completed, the Company maintains the sole and exclusive right to sell the blades for the S-64E and S-64F helicopters to third parties. The purchaser of the intellectual property received the sole and exclusive right to sell the composite blades for the CH-54A and CH-54B helicopters to third parties. The initial sale of the intellectual property to the counterparty of the collaborative agreement was recorded in net revenues on the Company’s consolidated statements of comprehensive income (loss) for the year ended December 31, 2013. The Company’s portion of ongoing project costs, to the extent they qualify for capitalization on the Company’s consolidated balance sheets, are included as aircraft support parts, net and property, plant, and equipment, net. The Company’s portion of these costs that are to be expensed as incurred are classified on the Company’s consolidated statements of comprehensive income (loss) as research and development expense.

Fair Value of Financial Instruments

The fair value of the Company’s cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to their short-term maturities. The fair value of bank borrowings and long-term debt approximate carrying value due to the variable rate nature of the indebtedness.

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Valuations based on other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3: Valuations based on inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The Company did not have any open foreign currency forward contracts at December 31, 2013. At December 31, 2012, the Company’s foreign currency forward contracts were measured at fair value within Level 2 of the fair value hierarchy, which is valued using quoted market prices for contracts with similar terms and maturity dates. (See “Note 16 — Derivative Instruments and Hedging Activities”).

Derivative Instruments and Hedging Activities

The Company is subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. The Company’s exposure to foreign currency movements is partially mitigated through naturally offsetting asset and liability currency positions. In Southeast Asia, the Company generally enters into U.S. dollar denominated contracts for its services, which reduces foreign currency risk. The Company periodically enters into foreign currency hedging transactions to mitigate risk of foreign currency movements in Europe, Australia, and Canada. A significant percentage of the Company’s revenues are denominated in a currency other than the U.S. dollar, whereas a substantial portion of its costs are incurred in U.S. dollars. The Company uses hedging strategies to manage and minimize the impact of exchange rate fluctuations on its profits. (See “Note 16 — Derivative Instruments and Hedging Activities”)

All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. The Company uses derivative instruments to principally manage cash flow risks from revenue which is expected to be recognized from executed contracts for the future delivery of goods or services. Revenues from such customer contracts are recorded in U.S. dollars at the contract rate and the impact of the foreign currency forward contract is recognized in gross margin and operating income at the time of revenue recognition. At the end of each accounting period, the value of each outstanding foreign currency forward contract is marked to market in the balance sheet on the basis of the then prevailing forward exchange rate. Revenues which are not hedged are translated into U.S. dollars at the average exchange rate during the month the services are rendered. All changes in fair value of the Company’s foreign currency forward contracts have been recorded in the consolidated statement of operations because they do not meet the requirements for deferral accounting. The Company does not enter into foreign currency forward contracts for trading or speculative purposes.

Variable Interest Entities

An entity is generally considered a Variable Interest Entity (VIE) that is subject to consolidation under ASC 810 — Consolidation, if the total equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; or as a group, the holders of the equity investment at risk lack any one of the following characteristics: (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance; (b) the obligation to absorb expected losses of the entity; (c) the right to receive the expected residual returns of the entity.

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

At December 31, 2013, EuAC consolidated variable interest entity assets and liabilities were $5.5 million and $3.0 million, respectively. At December 31, 2012, EuAC consolidated variable interest entity assets and liabilities were $8.5 million and $5.8 million, respectively. At December 31, 2013, and 2012, EuAC consolidated variable interest entity liabilities included intercompany payables of zero and $0.4 million, respectively. Noncontrolling interest of $0.9 million and $1.0 million relates to the other owners’ stockholdings and is reflected in stockholders’ equity in the accompanying consolidated balance sheets at December 31, 2013 and December 31, 2012.

Environmental Remediation

The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. The Company periodically assesses, based on environmental studies, expert analyses and legal reviews, the Company’s contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. The Company immediately accrues and charges to current expense identified exposures related to environmental remediation sites based on its best estimate within a range of potential exposure for investigation, cleanup and monitoring costs to be incurred. (See “Note 14 — Commitments and Contingencies”)

Research and Development Costs

Research and development costs predominately consist of internal labor costs and engineering tooling design costs, which are charged to expense when incurred. The Company’s research and development expense totaled $4.0 million, $4.7 million and $4.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“Basic EPS”) is computed by dividing net income attributable to common stockholders after the reduction of earnings allocated to preferred stock by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities.

Diluted earnings (loss) per common share (“Diluted EPS”) gives effect to all dilutive potential common stock outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

For the year ended December 31, 2013, the computation of basic and diluted earnings (loss) per common share included 11,221,005 and 11,834,506 shares of outstanding common stock, respectively. For the years ended December 31, 2012 and 2011, 6,981,027 and 1,000 shares of outstanding common stock, respectively, were used in the computation of both basic and diluted earnings (loss) per common share, as there were no dilutive potential common shares. For the years ended December 31, 2013 and 2012, the computation of diluted earnings (loss) per common share excluded 16,458 and 158,557 shares, respectively, due to their anti-dilutive effect.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and the effects on the consolidated financial statements of translating the financial statements of the Company’s international subsidiaries. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is presented as a component of equity in the consolidated balance sheets and consists of the cumulative amount of the Company’s foreign currency translation adjustments, net of tax impact.

Segment Reporting

In accordance with guidance in FASB ASC 280 — Segment Reporting (“ASC 280”), the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Prior to May 2, 2013, the Company’s reportable operating segments were Aerial services, which consisted of firefighting, timber harvesting, infrastructure construction, and crewing, and Manufacturing/MRO, which consisted of aftermarket support and maintenance, repair, and overhaul (“MRO”) services for the Aircrane and other aircraft and the remanufacture of Aircranes and related components. The Company completed its acquisition of EHI on May 2, 2013, and as a result of the acquisition, the Company established new reportable operating segments to assess performance by type of customer: Government and Commercial. Segment data for prior periods has been reclassified to reflect the establishment of the Government and Commercial segments. The Government segment includes firefighting, defense and security, and transportation and other operating segments, as these lines of business are primarily contracted with government customers. The Commercial segment includes both timber harvesting and infrastructure construction operating segments, as these lines of business are primarily contracted with commercial customers.

Recent Accounting Pronouncements

In July 2013, the FASB issued accounting standards update (“ASU”) No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to resolve the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for all unrecognized tax benefits that exist at the effective date. Early adoption is permitted and retrospective application is permitted. The Company has not elected early adoption or retrospective application of this ASU and the Company is continuing to evaluate the impact adopting this standard will have on its consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” to resolve the diversity in practice about whether Subtopic 810-10, Consolidation — Overall, or Subtopic 830-30, Foreign Currency Matters — Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The standards update is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. As the Company has not ceased to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Note 3. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Trade accounts receivable	$60,190	$23,387
Other receivables	6,788	1,519
Less: allowance for doubtful accounts	(991)	(460)

	$65,987	$24,446

Following are the changes in the allowance for doubtful accounts during the year ended (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Balance at beginning of period	$460	$476	$1,360
Additions	634	12	459
Amounts written-off and recovered	(103)	(28)	(1,343)

Balance at end of period	$991	$460	$476

During the years ended December 31, 2013, 2012 and 2011, the Company had bad debt expense of $0.7 million, $0.1 million and $2.5 million, respectively.

Note 4. Aircraft Support Parts, net

Aircraft support parts, net consists of aircraft parts and work-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized in aircraft support parts include materials, labor, and operating overhead. Work-in-process consists of remanufactured aircraft in various stages of production and in-process aircraft support parts. Upon completion of an aircraft remanufacture, based on the demand for the Company’s services, the Company may transfer an aircraft into its fleet. As of December 31, 2013 and 2012, there were zero and one aircraft being remanufactured, respectively.

Reclassification has been made to prior period amounts of deferred overhauls from aircraft support parts, net to property, plant, and equipment, net on the consolidated balance sheets and consolidated statements of cash flows to conform to current period presentation and to conform to common industry presentation. Such reclassification had no effect on previously reported consolidated statements of stockholders’ equity or statements of comprehensive income (loss). The prior period reclassification includes $36.3 million of deferred overhauls and $4.0 million of related work-in-process from aircraft support parts, net to property, plant, and equipment, net at December 31, 2012. Deferred overhauls are presented separately in property, plant, and equipment, net, while work-in-process related to deferred overhauls is presented in construction-in-progress within property, plant, and equipment, net.

Aircraft support parts consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Aircraft parts	$115,400	$71,331
Work-in-process(1)	17,296	27,770
Less: Excess and obsolete reserve	(6,000)	(6,060)

	$126,696	$93,041

(1)	Work-in-process includes aircraft being remanufactured of zero and $8.5 million at December 31, 2013 and 2012, respectively.

Following are the changes in the excess and obsolete reserve during the years ended (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance at beginning of period	$(6,060)	$(5,050)	$(3,575)
Increase in reserves	(585)	(1,662)	(1,565)
Amounts written off	645	652	90

Balance at end of period	$(6,000)	$(6,060)	$(5,050)

Note 5. Aircraft and Property, Plant and Equipment

Aircraft consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Aircraft	$151,044	$82,735
Less: Accumulated depreciation	(23,865)	(16,062)

	$127,179	$66,673

The following table presents the changes in aircraft employed in the Company’s fleet as of December 31, 2011, 2012, and 2013 respectively:

	Aircraft	Total Aircraft Employed
Aircraft in our fleet at December 31, 2011		20

Aircraft transferred from inventory	1
Aircraft purchased	1
Aircraft removed from fleet for maintenance	(1)

Aircraft in our fleet at December 31, 2012		21

Aircraft transferred from inventory	2
Aircraft removed from fleet for maintenance	(1)
Aircraft purchased as part of the EHI acquisition	28
Aircraft purchased as part of the Air Amazonia acquisition	6
Aircraft leased as part of the EHI acquisition	35
Aircraft leased subsequent to the EHI acquisition	1
Aircraft returned to the lessor during the period	(2)
Aircraft in our fleet at December 31, 2013		90

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Land and land improvements	$308	$308
Buildings	7,597	1,499
Vehicles and equipment	29,598	22,702
Deferred overhauls, net (see Note 4)	68,773	36,256
Construction-in-progress (see Note 4)	19,923	6,821

	126,199	67,586
Less: Accumulated depreciation	(16,817)	(12,911)

	$109,382	$54,675

During the years ended December 31, 2013, 2012 and 2011, depreciation expense was $13.4 million, $9.0 million and $7.3 million, respectively. During the years ended December 31, 2013, 2012 and 2011, amortization expense associated with deferred overhauls was $18.1 million, $12.7 million and $17.0 million, respectively.

Repairs and maintenance costs were $12.0 million, $8.3 million and $13.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In connection with the acquisition of EHI, consideration transferred included a term note receivable for the estimated working capital shortfall of EHI. EIA issued a term loan note with principal value of $6.15 million to the Company to fund the working capital shortfall of EHI. The term loan note fair value of $5.0 million assumes a market level borrowing rate of 11.0%. In December 2013, the Company sold the note for $1.6 million, resulting in a loss of $3.4 million, which is reflected in other income (expense) on the consolidated statements of comprehensive income (loss).

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

The Company incurred approximately $8.9 million in EHI acquisition and integration-related expenses during the year ended December 31, 2013, which are included in general and administrative expenses.

The assets purchased and liabilities assumed for EHI have been reflected in the Company’s consolidated balance sheet as of December 31, 2013, and the results of operations of EHI are included in the Company’s consolidated statements of comprehensive income (loss) since the closing date of the acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date. The Company has finalized the purchase accounting related to the acquisition, including the working capital adjustment under the purchase agreement.

(in thousands)	May 2, 2013
Cash and cash equivalents	$140
Restricted cash	5,000
Accounts receivable	23,389
Prepaid expenses and other current assets	3,823
Aircraft support parts	13,330
Aircraft, net	23,291
Property, plant and equipment	35,368
Goodwill(1)	231,627
Other intangible assets	19,700
Other non-current assets	5,008
Accounts payable	(39,176)
Accrued liabilities	(23,506)

Total purchase price	$297,994

(1)	EHI has certain Federal Aviation Administration certificates (“FAA Certificates”) and Department of Defense Commercial Airlift Review Board designations (“DoD CARB”). EHI had accumulated FAA Certificates and DoD CARB through its 50 years of operating history and it would require a significant amount of resources and time for an independent party to recreate these intangible assets. FAA Certificates and DoD CARB are designated to specific aircraft and cannot be transferred or purchased separately and are considered a part of goodwill.

Intangible assets include goodwill of $231.6 million, customer relationships of $19.3 million amortized over a period of nine years, and tradenames of $0.4 million amortized over a period of 6 months. The goodwill and other intangible assets totaling $251.3 million will be amortized over a 15-year period for tax purposes.

Liabilities assumed include $20.4 million in deferred maintenance costs consisting of aircraft lease return-to-service liabilities. In connection with the Company’s acquisition of EHI from EIA, the Company pre-negotiated accelerated timelines and return-to-service obligations with the lessors of EHI in exchange for obtaining consent for the transfer of the leases to the Company. These obligations are binding and therefore the related return-to-service costs are highly probable. The deferred maintenance costs were a result of cash constraints on EIA, which caused EHI to remove parts from the affected aircraft which were installed on other aircraft under contract. The Company estimated the return-to-service obligations for nine leased aircraft using historical maintenance costs incurred for the same or like components during the year ended December 31, 2013.

Pro Forma Results of Operations (Unaudited)

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

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net revenues	$378,696	$379,270
Net income (loss) attributable to common stockholders	18,626	17,684
Net income (loss) per share attributable to common stockholders:
Basic	$1.35	1.61
Diluted	$1.35	1.61
Weighted average shares outstanding:
Basic	13,768,836	10,989,466
Diluted	13,793,844	10,989,466

(1)	Weighted average shares outstanding for the purposes of the above pro forma calculation assume the Convertible Redeemable Preferred Stock of 4,008,439 shares converted to the same number of shares of common stock at the beginning of the periods presented.

Total net revenues of $128.1 million for EHI and net income before income taxes and noncontrolling interest of $21.8 million for EHI were included in the consolidated statements of comprehensive income (loss) for the year ended December 31, 2013.

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

In connection with the acquisition of Air Amazonia, consideration transferred included cash of $23.1 million at closing for the business, which includes a fully operational fleet of six rotary-wing aircraft of varying types and mission capabilities, and an additional $3.0 million due within 12 months of closing.

During the year ended December 31, 2013, the Company incurred approximately $1.5 million in Air Amazonia acquisition and integration-related expenses, and these costs are included in general and administrative expenses.

The assets purchased and liabilities assumed for Air Amazonia have been reflected in the Company’s consolidated balance sheet as of December 31, 2013, and the results of operations of Air Amazonia are included in the Company’s consolidated statements of comprehensive income (loss) since the closing date of the acquisition. The preliminary assessment included aircraft of $20.0 million and goodwill and other intangible assets of $6.6 million. The Company is in the process of finalizing the purchase accounting related to the acquisition, including the working capital adjustment under the purchase agreement, goodwill, other intangible assets, and certain tax assets and liabilities; thus, the estimated amounts presented herein are subject to change.

Note 7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Payroll and related taxes	$12,004	$6,630
Deferred maintenance on aircraft (see Note 6)	9,694	—
Interest	5,142	1,099
Deferred revenue	1,210	1,242
Cost per hour	511	3,569
Advance from Cambiano (see Note 8)	—	2,025
Forward contracts	—	416
Other	12,672	4,681

Total	$41,233	$19,662

Note 8. Debt

Outstanding debt consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
2020 Senior Notes	$355,000	$—
Revolving Credit Facility	68,086	—
2020 subordinated notes, net of discount	16,160	—
Term debt	—	48,750
Revolving line of credit	—	22,452
2015 and 2016 subordinated notes	—	26,674

	$439,246	$97,876

2020 Senior Notes Offering

On May 2, 2013, the Company closed its $400.0 million aggregate principal note offering. The 2020 Senior Notes bear interest at 8.25%, are second priority senior secured obligations, and are due in 2020. The 2020 Senior Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries.

The Company used the net proceeds of the offering to (i) finance a portion of the purchase price for the EHI acquisition, (ii) refinance its 2015 Subordinated Notes and 2016 Subordinated Notes, (iii) refinance its prior senior secured asset-based revolving credit facility, comprised of the Term Debt and Revolving Line of Credit, (iv) pay related fees and expenses, and (v) used the remaining cash to fund operations.

The indenture under which the 2020 Senior Notes were issued, among other things, limits the Company’s ability and the ability of its restricted subsidiaries to: (i) pay dividends or distributions, repurchase equity, prepay subordinated debt or make certain investments; (ii) incur additional debt or issue certain disqualified stock and preferred stock; (iii) incur liens on assets; (iv) merge or consolidate with another company or sell all or substantially all assets; (v) enter into transactions with affiliates; and (vi) allow to exist certain restrictions on the ability of the guarantors to pay dividends or make other payments to the Company.

The 2020 Senior Notes are secured by second-position liens, subject to certain exceptions and permitted liens, on substantially all of the Company and the guarantors’ existing and future assets that secure the Company’s new Revolving Credit Facility.

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at December 31, 2013 was $355.0 million.

A total of $46.0 million of the net proceeds were initially deposited in escrow, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, to be used toward the acquisition of Air Amazonia. Pursuant to the terms of the 2020 Senior Notes, these proceeds of the offering were not released from escrow to consummate the Air Amazonia acquisition before July 31, 2013, and as a result, an aggregate principal amount of 2020 Senior Notes equal to $45.0 million were redeemed, on a pro rata basis, on August 5, 2013 pursuant to a special mandatory redemption, at a price equal to 100% of the principal amount of the 2020 Senior Notes being redeemed, plus accrued and unpaid interest to, but not including, August 5, 2013. The Company funded the purchase price of the Air Amazonia acquisition with borrowings from its Revolving Credit Facility during the fiscal quarter ended September 30, 2013 (see “Note 6 — Acquisitions”).

Revolving Credit Facility

On May 2, 2013, the Company entered into the Revolving Credit Facility, providing a new $100.0 million, five-year revolving credit facility with a group of financial institutions led by Wells Fargo Bank N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA. On June 14, 2013, the Revolving Credit Facility was amended to increase the maximum aggregate amount that the Company may borrow from $100.0 million to $125.0 million, and on March 11, 2014 it was amended to increase the maximum amount that the Company may borrow to $140.0 million. The interest rate under the Revolving Credit Facility is 325-450 basis points over LIBOR depending on the Company’s senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes and the Company used a portion of the proceeds to fund the purchase price of the Air Amazonia acquisition.

The Company and each of the Company’s current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the Revolving Credit Facility on a senior secured first lien basis.

The Revolving Credit Facility contains certain financial covenants as of December 31, 2013, including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is greater than $15.0 million or 1.05:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is less than or equal to $15.0 million and an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions. The Company was in compliance with the financial covenants as of December 31, 2013.

The Revolving Credit Facility includes mandatory prepayment requirements for the certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that the Company receives as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at December 31, 2013 was $68.1 million. The weighted average interest rate for borrowings under the Revolving Credit Facility for the year (from inception on May 2, 2013) ended December 31, 2013 was 5.41%. The interest rate at December 31, 2013 was 5.06%. As of December 31, 2013 the Company had $5.1 million in outstanding standby letters of credit under the Revolving Credit Facility and maximum borrowing availability was $51.8 million.

2020 Subordinated Notes

Pursuant to the terms of the EHI stock purchase agreement, the consideration included $17.5 million of the Company’s subordinated notes. The subordinated notes accrue interest at a fixed rate of 6.0% per annum, mature on November 2, 2020, and may be prepaid at the Company’s option. Upon an event of default under the subordinated notes, the interest rate will increase to 8.0% per annum until the event of default is cured. The Company has agreed to pay, in cash, quarterly installments of interest only (in arrears) until March 31, 2015, after which date the Company has agreed to pay, in addition to such interest, on a quarterly basis $1.0 million in principal. Upon any refinancing of the 2020 Senior Notes or the Revolving Credit Facility the principal amount of the subordinated notes with all accrued interest thereon will become due and payable. Upon a change of control, the principal amount together with all accrued interest shall forthwith be due and payable. Until the principal amount of the subordinated notes together with all accrued interest thereon has been paid in full, the Company and its subsidiaries may not declare or pay any dividend, make any payment on account of, or take certain other actions in respect of any of the Company or its subsidiaries’ equity interests, subject to certain exceptions.

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. The outstanding balance under the 2020 Subordinated Notes at December 31, 2013 was $17.5 million, comprised of the $16.2 million fair value and $1.3 million related to the unamortized discount on the debt, for the year ended December 31, 2013. The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00%.

Term Debt and Revolving Line of Credit

At the end of June 2010, the Company entered into a credit agreement with a bank syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”), which consisted of up to $132.5 million in senior secured asset-based revolving credit facilities, including a $65.0 million term loan facility (“Term Debt”) and a revolving credit facility (“Revolving Line of Credit”) of up to $67.5 million. The Revolving Line of Credit had a $30.0 million sublimit for issuance of letters of credit and a $10.0 million sublimit for swingline loans. In connection with the $400.0 million 2020 Senior Notes offering and the Revolving Credit Facility, all of the Term Debt and Revolving Line of Credit, were paid in full to Wells Fargo and were discontinued on May 2, 2013.

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

The weighted average interest rate for borrowings under the Revolving Line of Credit facility for the period from January 1, 2013 to the termination date of May 2, 2013 was 3.91%. The weighted average interest rate for borrowings under the Revolving Line of Credit for the year ended December 31, 2012 was 3.98%. The interest rate at December 31, 2012 was 3.75%. Maximum borrowing availability was $43.0 million as of December 31, 2012. The Company had $2.0 million of outstanding standby letters of credit issued under the Revolving Line of Credit as of December 31, 2012. In connection with the consummation of the Revolving Credit Facility, all standby letters of credit were transferred to the Revolving Credit Facility on May 2, 2013.

The weighted average interest rate for the Term Debt borrowings for the period from January 1, 2013 to the termination date of May 2, 2013 was 3.13%. The weighted average interest rate for the term loan borrowings for the year ended December 31, 2012 was 3.35%. The interest rate at December 31, 2012 was 3.13%. At December 31, 2012 the outstanding balance under the term loan facility was $48.8 million.

Working Capital Guarantee Credit Agreement

On June 30, 2011, the Company obtained a separate line of credit with Wells Fargo for up to $10.0 million, pursuant to which Wells Fargo would issue standby letters of credit to certain of the Company’s non-domestic customers for the purpose of assuring the Company’s performance of its obligations to such customers. As of

December 31, 2012 the Company had $5.6 million in outstanding standby letters of credit. In connection with the consummation of the Revolving Credit Facility, all standby letters of credit were transferred to the Revolving Credit Facility in May of 2013, and the Working Capital line of credit was discontinued.

2015 Subordinated Notes and 2016 Subordinated Notes

On June 30, 2010, the Company issued unsecured subordinated promissory notes (“2015 Subordinated Notes”) with an aggregate principal amount of $8.5 million to ZM Private Equity Fund II, L.P. and certain of its affiliates at an initial interest rate of 20.0% per annum. No periodic principal or interest payments were required and the 2015 Subordinated Notes were to mature on June 30, 2015. Interest payments were accrued to principal on a quarterly basis. The 2015 Subordinated Notes could be prepaid at any time prior to maturity, at the Company’s option, at the original principal amount plus accrued interest without any prepayment penalties, subject to limitations under the agreement. In connection with the Company’s initial public offering in April of 2012, the interest rate on the 2015 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the 2020 Senior Notes offering, all of the 2015 Subordinated Notes were repaid in full on May 2, 2013.

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

Additionally, in connection with the Working Capital Guarantee Credit Agreement, the Company issued $1.0 million in additional 2016 Subordinated Notes to the ZM Funds. In connection with the Company’s initial public offering in April of 2012, the interest rate on the 2016 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the 2020 Senior Notes offering, all of the 2016 Subordinated Notes were repaid in full on May 2, 2013.

The weighted average interest rate for the 2015 and 2016 Subordinated Notes for the period from January 1, 2013 to the termination date of May 2, 2013 was 10.0%. The weighted average interest rate for the 2015 and 2016 Subordinated Notes for the year ended December 31, 2012 was 12.9%. The interest rate was 10.0% and the balance was $26.7 million at December 31, 2012.

Advance from Cambiano

On July 29, 2008, EuAC entered into an Agreement with Banca Di Credito Cooperativo Di Cambiano (“Cambiano”) whereby EuAC may request advances up to €6.0 million. On July 29, 2013, EuAC entered into an Amended Agreement which reduced the available advances from €6.0 million to €4.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. There were no advances outstanding as of December 31, 2013 and $2.0 million (€1.5 million) of advances outstanding as of December 31, 2012 under this arrangement included on our consolidated balance sheet within accrued and other current liabilities. The agreement may be canceled by either party at any time.

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

The following table presents the Company’s required principal payments for the next five years and thereafter (in thousands):

	2020 Senior Notes	Revolving Credit Facility	2020 Subordinated Notes	Total
2014	$—	$—	$—	$—
2015	—	—	4,000	4,000
2016	—	—	4,000	4,000
2017	—	—	4,000	4,000
2018	—	68,086	4,000	72,086
Thereafter	355,000	—	1,500	356,500

Total future debt principal payments	$355,000	$68,086	$17,500	$440,586

Note 9. Consolidating Financial Information

Certain of the Company’s subsidiaries have guaranteed its obligations under the $355.0 million outstanding principal amount of 8.25% notes due 2020. The following presents the condensed consolidating financial information for:

•	Erickson Air-Crane, Incorporated (the “Parent Company”), the issuer of the guaranteed obligations;

•	Guarantor subsidiaries, on a combined basis, as specified in the indenture related to the Company’s obligations under the 2020 Senior Notes;

•	Non-guarantor subsidiaries, on a combined basis;

•	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in the Company’s subsidiaries, and (c) record consolidating entries; and

•	Erickson Air-Crane, Incorporated and Subsidiaries on a consolidated basis

Each guarantor subsidiary was 100% owned by the Parent Company as of the date of each condensed consolidating balance sheet presented. The 2020 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities.

	Condensed Consolidating Balance Sheets December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Elimations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$576	$(12)	$1,317	$—	$1,881
Restricted cash	151	364	2,368	—	2,883
Accounts receivable, net	17,290	40,560	8,024	113	65,987
Prepaid expenses and other current assets	1,878	582	900	—	3,360
Income tax receivable	70	—	65	—	135
Deferred tax assets	3,372	—	343	—	3,715

Total current assets	23,337	41,494	13,017	113	77,961

Aircraft support parts, net	93,719	33,022	—	(45)	126,696
Aircraft, net	88,242	35,236	3,701	—	127,179
Property, plant and equipment, net	70,145	37,825	1,412	—	109,382
Other intangible assets, net	2,205	17,870	2,833	—	22,908
Goodwill	—	231,626	3,690	(762)	234,554
Other non-current assets	325,768	7,133	816	(305,092)	28,625

Total assets	$603,416	$404,206	$25,469	$(305,786)	$727,305

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts Payable	8,179	17,889	2,967	—	$29,035
Current portion of long-term debt	—	—	—	—	—
Accrued and other current liabilities	(48,899)	66,513	23,592	27	41,233
Income tax payable	—	—	621	—	621

Total current liabilities	(40,720)	84,402	27,180	27	70,889

Long-term debt, less current portion	16,160	—	—	—	16,160
Long-term revolving credit facilities	68,086	—	—	—	68,086
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	1,756	—	63	—	1,819
Uncertain tax positions	5,669	—	—	—	5,669
Deferred tax liabilities	16,745	—	30	—	16,775

Total liabilities	422,696	84,402	27,273	27	534,398

Stockholders’ equity (deficit):
Common stock	1	—	1,674	(1,674)	1
Additional paid-in capital	179,954	297,994	33	(298,027)	179,954
Retained earnings (accumulated deficit)	806	21,810	(5,142)	(5,370)	12,104
Accumulated other comprehensive income (loss)	(41)	—	997	(998)	(42)

Total stockholders’ equity (deficit) attributable to Erickson Air-Crane, Incorporated	180,720	319,804	(2,438)	(306,069)	192,017

Noncontrolling interest	—	—	634	256	890

Total stockholders’ equity (deficit)	180,720	319,804	(1,804)	(305,813)	192,907

Total liabilities and stockholders’ equity	$603,416	$404,206	$25,469	$(305,786)	$727,305

	Condensed Consolidating Balance Sheets December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Elimations	Consolidated
Assets
Cash and cash equivalents	$41	$—	$1,427	$—	$1,468
Restricted cash	1,143	—	2,638	—	3,781
Accounts receivable, net	17,181	—	7,162	103	24,446
Prepaid expenses and other current assets	1,085	—	341	—	1,426
Income tax receivable	238	—	810	—	1,048
Deferred tax assets	8,208	—	—	—	8,208

Total current assets	27,896	—	12,378	103	40,377
Aircraft support parts, net	93,041	—	—	—	93,041
Aircraft, net	66,673	—	—	—	66,673
Property, plant and equipment, net	54,036	—	639	—	54,675
Other non-current assets	8,354	—	781	(7,078)	2,057

Total assets	$250,000	$—	$13,798	$(6,975)	$256,823

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts Payable	6,878	—	1,868	—	$8,746
Current portion of long-term debt	71,202	—	—	—	71,202
Accrued and other current liabilities	6,576	—	13,086	—	19,662
Income tax payable	5,964	—	194	117	6,275

Total current liabilities	90,620	—	15,148	117	105,885

Long-term debt, less current portion	26,674	—	—	—	26,674
Other long-term liabilities	1,415	—	—	—	1,415
Deferred tax liabilities	17,598	—	—	(117)	17,481

Total liabilities	136,307	—	15,148	—	151,455

Stockholders’ equity (deficit):
Common stock	1	—	892	(892)	1
Additional paid-in capital	101,833	—	33	(33)	101,833
Retained earnings (accumulated deficit)	11,859	—	(3,972)	(5,440)	2,447
Accumulated other comprehensive income (loss)	—	—	1,223	(1,152)	71

Total stockholders’ equity (deficit) attributable to Erickson Air-Crane, Incorporated	113,693	—	(1,824)	(7,517)	104,352

Noncontrolling interest	—	—	474	542	1,016

Total stockholders’ equity (deficit)	113,693	—	(1,350)	(6,975)	105,368

Total liabilities and stockholders’ equity	$250,000	$—	$13,798	$(6,975)	$256,823

	Condensed Consolidating Statements of Comprehensive Income (Loss) Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$161,500	$128,109	$52,852	$(24,240)	$318,221
Cost of revenues	98,347	100,429	47,543	(24,211)	222,108

Gross profit	63,153	27,680	5,309	(29)	96,113

Operating expenses:
General and administrative	27,472	5,111	4,844	(61)	37,366
Research and development	4,000	—	—	—	4,000
Selling and marketing	6,803	780	123	49	7,755

Total operating expenses	38,275	5,891	4,967	(12)	49,121

Operating income (loss)	24,878	21,789	342	(17)	46,992

Other income (expense):
Interest income (expense), net	(25,103)	1	(73)	—	(25,175)
Other income (expense), net	(5,515)	16	33	(365)	(5,831)

Total other income (expense)	(30,618)	17	(40)	(365)	(31,006)

Net income (loss) before income taxes and noncontrolling interest	(5,740)	21,806	302	(382)	15,986
Income tax expense (benefit)	5,311	(5)	814	—	6,120

Net income (loss)	(11,051)	21,811	(512)	(382)	9,866
Less: Net income (loss) related to noncontrolling interest	—	—	—	(209)	(209)

Net income (loss) attributable to Erickson Air-Crane, Incorporated	(11,051)	21,811	(512)	(591)	9,657
Dividends on Redeemable Preferred Stock	—	—	—	—	—

Net income (loss) attributable to common stockholders	$(11,051)	$21,811	$(512)	$(591)	$9,657

	Condensed Consolidating Statements of Comprehensive Income (Loss) Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$153,213	$—	$57,797	$(30,186)	$180,824
Cost of revenues	94,158	—	55,473	(30,226)	119,405

Gross profit	59,055	—	2,324	40	61,419

Operating expenses:
General and administrative	14,201	—	3,085	(54)	17,232
Research and development	4,683	—	—	—	4,683
Selling and marketing	5,953	—	104	14	6,071

Total operating expenses	24,837	—	3,189	(40)	27,986

Operating income (loss)	34,218	—	(865)	80	33,433

Other income (expense):
Interest income (expense), net	(6,874)	—	(48)	(68)	(6,990)
Other income (expense), net	(359)	—	36	(271)	(594)

Total other income (expense)	(7,233)	—	(12)	(339)	(7,584)

Net income (loss) before income taxes and noncontrolling interest	26,985	—	(877)	(259)	25,849
Income tax expense (benefit)	9,733	—	480	—	10,213

Net income (loss)	17,252	—	(1,357)	(259)	15,636
Less: Net income (loss) related to noncontrolling interest	—	—	—	(406)	(406)

Net income (loss) attributable to Erickson Air-Crane, Incorporated	17,252	—	(1,357)	(655)	15,230
Dividends on Redeemable Preferred Stock	2,795	—	—	—	2,795

Net income (loss) attributable to common stockholders	$14,457	$—	$(1,357)	$(655)	$12,435

	Condensed Consolidating Statements of Comprehensive Income (Loss) Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$125,945	$—	$57,382	$(30,558)	$152,769
Cost of revenues	82,651	—	55,121	(30,476)	107,296

Gross profit	43,294	—	2,261	(82)	45,473

Operating expenses:
General and administrative	9,539	—	3,922	(438)	13,023
Research and development	4,827	—	—	—	4,827
Selling and marketing	9,580	—	—	360	9,940
Restructuring charges	1,084	—	—	—	1,084

Total operating expenses	25,030	—	3,922	(78)	28,874

Operating income (loss)	18,264	—	(1,661)	(4)	16,599

Other income (expense):
Interest income (expense), net	(8,989)	—	(6)	(155)	(9,150)
Other income (expense), net	3,930	—	(160)	115	3,885

Total other income (expense)	(5,059)	—	(166)	(40)	(5,265)

Net income (loss) before income taxes and noncontrolling interest	13,205	—	(1,827)	(44)	11,334
Income tax expense (benefit)	(5,536)	—	610	—	(4,926)

Net income (loss)	18,741	—	(2,437)	(44)	16,260
Less: Net income (loss) related to noncontrolling interest	—	—	—	(390)	(390)

Net income (loss) attributable to Erickson Air-Crane, Incorporated	18,741	—	(2,437)	(434)	15,870
Dividends on Redeemable Preferred Stock	9,151	—	—	—	9,151

Net income (loss) attributable to common stockholders	$9,590	$—	$(2,437)	$(434)	$6,719

	Condensed Consolidating Statements of Cash Flows Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(11,051)	$21,811	$(512)	$(382)	$9,866
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,535	7,400	393	—	33,328
Deferred income taxes	4,543	—	554	117	5,214
Non-cash interest expense on debt	1,877	—	—	—	1,877
Stock-based compensation	792	—	—		792
Write-off of debt issuance costs related to the early extinguishment of debt	215	—	—	—	215
Non-cash interest income on loans	(140)	—	—	—	(140)
Amortization of debt issuance costs	2,067	—	—	—	2,067
Loss (gain) on sale of equipment	(25)	(23)	47	—	(1)
Loss on sale of term loan note receivable	3,441	—	—	—	3,441
Changes in operating assets and liabilities, excluding effects of acquisitions of businesses:
Accounts receivable	(5,866)	(15,440)	298	17	(20,991)
Prepaid expenses and other current assets	(614)	1,454	(413)	—	427
Income tax receivable	170	—	745	—	915
Aircraft support parts, net	(12,354)	(19,692)	—	45	(32,001)
Other non-current assets	(1,114)	(2,124)	107	—	(3,131)
Accounts payable	1,304	(21,376)	570	—	(19,502)
Accrued and other current liabilities	(45,424)	43,153	(1,080)	(2,999)	(6,350)
Income tax payable	—	—	(187)	(117)	(304)
Other long-term liabilities	342	—	—	—	342
Uncertain tax positions	(856)	—	—	—	(856)

Net cash provided by (used in) operating activities	(37,158)	15,163	522	(3,319)	(24,792)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(235,029)	5,139	22	3,000	(226,868)
Restricted cash	992	(364)	330	—	958
Purchases of aircraft and property, plant and equipment	(35,530)	(19,950)	(624)	—	(56,104)
Purchases of intangible assets	(2,205)	—	—	—	(2,205)
Dividends paid to noncontrolling interest	—	—	(651)	310	(341)
Proceeds from sale of term loan note receivable	1,660	—	—	—	1,660
Decrease (increase) in other assets	—	—	(35)	—	(35)

Net cash provided by (used in) investing activities	(270,112)	(15,175)	(958)	3,310	(282,935)

Cash flows from financing activities:
Repayments of subordinated notes	(27,572)	—	—	—	(27,572)
Repayments of credit facilities	(250,215)	—	—	—	(250,215)
Borrowings from credit facilities	246,377	—	—	—	246,377
Borrowing of notes	400,000	—	—	—	400,000
Repayments of notes	(45,000)	—	—	—	(45,000)
Debt issuance costs	(14,986)	—	—	—	(14,986)
Shares withheld for payment of taxes	(716)	—	—	—	(716)

Net cash provided by (used in) financing activities	307,888	—	—	—	307,888

Effect of foreign currency exchange rates on cash and cash equivalents	(83)	—	326	9	252

Net increase (decrease) in cash and cash equivalents	535	(12)	(110)	—	413
Cash and cash equivalents at beginning of period	41		1,427	—	1,468

Cash and cash equivalents at end of period	$576	$(12)	$1,317	$—	$1,881

	Condensed Consolidating Statements of Cash Flows Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$17,252	$—	$(1,357)	$(259)	$15,636
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,428	—	233	—	21,661
Deferred income taxes	2,682	—	—	—	2,682
Non-cash interest expense on debt	3,137	—	—	—	3,137
Non-cash interest (income) expense on tax contingencies	—	—	—	—	—
Stock-based compensation	2,118	—	—	—	2,118
Amortization of debt issuance costs	1,174	—	—	—	1,174
Loss (gain) on sale of equipment	5	—	—	—	5
Changes in operating assets and liabilities, excluding
Accounts receivable	(1,144)	—	3,811	12	2,679
Prepaid expenses and other current assets	2,496	—	307	—	2,803
Income tax receivable	1,011	—	(810)	—	201
Aircraft support parts, net	(27,355)	—	—	—	(27,355)
Other non-current assets	—	—	—	—	—
Accounts payable	2,313	—	(2,398)	—	(85)
Accrued and other current liabilities	422	—	(470)	247	199
Income tax payable	5,516	—	699	—	6,215
Other long-term liabilities	(2,912)	—	—	—	(2,912)

Net cash provided by (used in) operating activities	28,143	—	15	—	28,158

Cash flows from investing activities:		—
Restricted cash	198	—	1,240	—	1,438
Purchases of aircraft and property, plant and equipment	(22,695)	—	(41)	—	(22,736)
Dividends paid to noncontrolling interest	(297)	—	—	—	(297)
Decrease (increase) in other assets	136	—	(33)	—	103

Net cash provided by (used in) investing activities	(22,658)	—	1,166	—	(21,492)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	31,454	—	—	—	31,454
Repayments of credit facilities	(327,063)	—	—	—	(327,063)
Borrowings from credit facilities	291,234	—	—	—	291,234
Debt issuance costs	(376)	—	—	—	(376)
Shares withheld for payment of taxes	(695)	—	—	—	(695)

Net cash provided by (used in) financing activities	(5,446)	—	—	—	(5,446)

Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(20)	—	(20)

Net increase (decrease) in cash and cash equivalents	39	—	1,161	—	1,200
Cash and cash equivalents at beginning of period	2	—	266	—	268

Cash and cash equivalents at end of period	$41	$—	$1,427	$—	$1,468

	Condensed Consolidating Statements of Cash Flows Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$18,741	$—	$(2,437)	$(44)	$16,260
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,033	—	281	—	24,314
Deferred income taxes	4,585	—	4	—	4,589
Non-cash interest expense on debt	3,158	—	—	—	3,158
Non-cash interest (income) expense on tax contingencies	(2,745)	—	—	—	(2,745)
Non-cash tax settlement	(9,451)	—	—	—	(9,451)
Amortization of debt issuance costs	875	—	—	—	875
Loss (gain) on sale of equipment	(26)	—	—	—	(26)
Changes in operating assets and liabilities:
Accounts receivable	(3,096)	—	(1,437)	(115)	(4,648)
Prepaid expenses and other current assets	524	—	(40)	—	484
Income tax receivable	(1,248)	—		—	(1,248)
Aircraft support parts, net	(42,717)	—		—	(42,717)
Accounts payable	(7,187)	—	4,951	—	(2,236)
Accrued and other current liabilities	(1,732)	—	(3,596)	558	(4,770)
Income tax payable	(691)	—	2,189	—	1,498
Other long-term liabilities	(4,060)	—		—	(4,060)

Net cash provided by (used in) operating activities	(21,037)	—	(85)	399	(20,723)

Cash flows from investing activities:
Restricted cash	(936)	—	(62)	—	(998)
Purchases of aircraft and property, plant and equipment	(11,334)	—	(79)	—	(11,413)
Dividends paid to noncontrolling interest	(254)	—	—	—	(254)
Decrease (increase) in other assets	(478)	—	60	—	(418)

Net cash provided by (used in) investing activities	(13,002)	—	(81)	—	(13,083)

Cash flows from financing activities:
Repayments of credit facilities	(284,220)	—	—	—	(284,220)
Borrowings from credit facilities	317,737	—	—	—	317,737
Debt issuance costs	(758)	—	—	—	(758)

Net cash provided by (used in) financing activities	32,759	—	—	—	32,759

Effect of foreign currency exchange rates on cash and cash equivalents	864	—	(1,078)	(399)	(613)

Net increase (decrease) in cash and cash equivalents	(416)	—	(1,244)	—	(1,660)
Cash and cash equivalents at beginning of period	418	—	1,510	—	1,928

Cash and cash equivalents at end of period	$2	$—	$266	$—	$268

Note 10. Income Taxes

For financial reporting purposes, income (loss) before noncontrolling interest and income taxes by taxing jurisdiction is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
U.S. and other	$13,200	$24,407	$9,842
Canada	1,280	101	158
Brazil	861	—	—
Italy	645	1,341	1,334

Income (loss) before noncontrolling interest and income taxes	$15,986	$25,849	$11,334

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Current income tax expense (benefit):
U.S. Federal income taxes	$125	$1,028	$(10,055)
State and local income taxes	50	59	21
Foreign income taxes	2,107	6,444	519

Total current income tax expense (benefit)	2,282	$7,531	$(9,515)
Deferred income tax expense (benefit):
U.S. Federal income taxes	4,168	2,375	4,269
State and local income taxes	(185)	303	441
Foreign income taxes	(145)	4	(121)

Total deferred income tax expense (benefit)	3,838	2,682	4,589

Total income tax expense (benefit)	$6,120	$10,213	$(4,926)

The U.S. statutory rate reconciles to the effective tax rate as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Tax at U.S. statutory rate	$5,595	$9,047	$3,967
State taxes, net of federal benefit	258	569	249
Nondeductible expenses	805	333	313
Foreign withholding taxes	1,442	1,031	407
Foreign tax rate differences	(485)	(55)	57
Non-deductible receivable allowance	—	295	—
Tax credits	(1,755)	(7,155)	(704)
Change in tax contingency items	72	5,964	(9,451)
Foreign tax attribute adjustment	(1,450)	—	—
Valuation allowance	2,067	—	—
Other, net	(429)	184	236

Total income tax expense (benefit)	$6,120	$10,213	$(4,926)

Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are paid or recovered. Significant components of the Company’s deferred tax assets and liabilities and balance sheet classifications are as follows (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Accrued and other current liabilities	$2,167	$1,129
Accrued benefits	661	574
Accrued incentive compensation	1,321	959
Cost per hour accruals	186	1,322
Allowance for doubtful accounts reserve	52	47
Inventory reserve	2,188	2,245
Foreign tax credits	9,103	7,779
Research credits	775	636
Net operating loss carryforwards	14,461	5,117

Total deferred tax assets	30,914	19,808
Valuation allowance	(2,067)	—

Deferred tax liabilities:	28,847	19,808

Tax-over-book depreciation and amortization	(17,613)	(18,163)
Basis difference in Aircraft support parts	(23,890)	(10,516)
Prepaid expenses and deferred costs	(404)	(402)

Total deferred tax liabilities	(41,907)	(29,081)

Net deferred tax assets (liabilities)	$(13,060)	$(9,273)

Net current deferred tax assets	$3,715	$8,208

Net noncurrent deferred tax liabilities	(16,775)	(17,481)

Net deferred tax assets (liabilities)	$(13,060)	$(9,273)

Federal net operating loss carryforwards of approximately $34.9 million at December 31, 2013 begin to expire in 2031. Foreign tax credit carryforwards of approximately $3.4 million at December 31, 2013 expire from 2018 to 2022. Research credit carryforwards of approximately $0.6 million as of December 31, 2013 expire from 2029 to 2033. State net operating loss carryforwards of approximately $10.9 million at December 31, 2013 expire from 2015 through 2033. State research and development credits of $0.2 million at December 31, 2013 expire from 2014 to 2018.

U.S. income taxes are not calculated on the undistributed earnings of the Company’s foreign subsidiary in Canada, Canadian Air-Crane Ltd. (“CAC”), because of the intent to reinvest these earnings outside of the U.S. At December 31, 2013, the amounts of undistributed earnings, which are considered indefinitely reinvested, are approximately $2.8 million (C$3.0 million) for CAC. The Company does not believe it is practicable to estimate the tax effect of CAC’s permanently reinvested earnings.

On May 2, 2013, the Company acquired EHI and has made a 338(h)(10) election to treat the acquisition as an asset purchase. EHI’s assumed liabilities upon acquisition included $11.0 million in uncertain tax positions, $2.8 million of related accrued tax penalties, and $5.8 million of related accrued interest. During the fourth quarter of 2013, as a result of gathering information and facts related to the position, the Company determined it was not more likely than not that the Company had a UTP with regard to the matter.

On September 3, 2013, the Company acquired Air Amazonia and intends to make a 338(g) election for Air Amazonia. The Company intends to record goodwill for Brazil income tax purposes for the amount paid in excess of the net equity of Air Amazonia, which may result in the generation of an amortizable premium or a step-up in the tax bases of otherwise depreciable or amortizable assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits December 31, 2012	$5,964
Gross increases — tax positions in prior periods	71
Gross decreases — tax positions in prior periods	(295)

Unrecognized tax benefits December 31, 2013	$5,740

In January of 2014, the Company was notified of the IRS’ intent to examine the 2012 tax return.

The Greek tax authorities are currently conducting a permanent establishment examination of the Company’s 2010 and 2011 financial years. As of December 31, 2013, unrecognized tax benefits include all material uncertain tax positions associated with the examination.

During 2013, the Italian tax authorities initiated an examination into the 2010 tax return and subsequently issued additional tax assessments. In February 2014 the Conpany filed for appeals with the first level Tax Court. At December 31, 2013, the Company recorded unrecognized tax benefits of $0.1 million in connection with the Italian tax examination.

The Malaysian taxing authorities have initiated an examination into the 2008 through 2011 tax return years. As of December 31, 2013, no other foreign tax jurisdictions are under examination.

In 2012, unrecognized tax benefits of $5.7 million and $0.3 million were recorded for Greece and Peru for potential income taxes that may be due in each country if the Company is determined to have a permanent establishment in the foreign jurisdiction that would require tax to be paid. Payment in these countries would result in a foreign tax credit in the United States which the Company has included in its deferred tax assets for the year. In 2013, the full amount accrued for the Peru uncertain tax position of $0.3 million was reversed. With regard to Greece, management is currently evaluating the permanent establishment issue in Greece to determine if it agrees and believes it is reasonably possible the resolution could occur in the coming years at which time the unrecognized tax benefit would be removed through successful resolution or settlement.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income (expense), net. During the year ended December 31, 2013 the Company recognized approximately $0.8 million in interest and penalties. As of December 31, 2013, the Company had accrued $1.7 million of interest and penalties related to unrecognized tax benefits.

The Company is subject to income taxes in the U.S., state, and several foreign jurisdictions. Depending on the jurisdiction, the Company is generally no longer subject to state or foreign examinations by tax authorities for years prior to the December 31, 2008 tax year.

Note 11. Authorized Capital Stock

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

Note 12. Employee Benefit Plans

The Company maintains the Erickson Air-Crane 401(k) Profit Sharing Plan for substantially all full-time U.S. employees. Under the plan, participating U.S. employees may defer up to 100% of their pretax salary, subject to the annual IRS limitation, which for the years ended December 31, 2013, 2012 and 2011 was $17,500, $17,000 and $16,500, respectively. The Company may make a discretionary matching contribution, determined annually, equal to a uniform percentage or dollar amount per Plan participant. For the years ended December 31, 2013, 2012 and 2011, the Company contributed $0.3 million, $0.4 million and $0.3 million, respectively.

Canadian Air-Crane Ltd. maintains a Group Registered Retirement Savings Plan for salaried employees in Canada. Under this plan, participating Canadian employees may defer up to 18% of their pretax salary, subject to an annual maximum amount which for the years ended December 31, 2013, 2012 and 2011 was C$23,820, C$22,970 and C$22,450, respectively. The Company may contribute up to 2.5% of an employee’s compensation. The Company contributed $0.1 million under this plan for each of the years ended December 31, 2013, 2012, and 2011.

Note 13. Reportable Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Prior to May 2, 2013, the Company’s reportable operating segments were Aerial services, which consisted of firefighting, timber harvesting, infrastructure construction, and crewing, and Manufacturing/MRO, which consisted of aftermarket support and maintenance, repair, and overhaul (“MRO”) services for the Aircrane and other aircraft and the remanufacture of Aircranes and related components. On May 2, 2013, the Company completed its acquisition of EHI. As a result of the acquisition, the Company established new reportable operating segments to assess performance by type of customer: Government and Commercial. Segment data for prior periods has been reclassified to reflect the establishment of the Government and Commercial segments. The Government segment includes firefighting, defense and security, and transportation and other operating segments, as these lines of business are primarily contracted with government customers. The Commercial segment includes both logging and construction operating segments, as these lines of business are primarily contracted with commercial customers.

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

In the Company’s Central Point, Oregon facility it has the capability to remanufacture Aircranes on existing S-64 and CH-54 airframes for either resale or to induct into the Company’s fleet, and this remains a core business competency. Customers who identify a year-round or otherwise critical application for an Aircrane may find it advantageous to own an Aircrane rather than leasing the Company’s fleet services. The Company has sold nine Aircranes since 2002 and subsequently re-purchased one of these Aircranes in 2012. While the Company continues to pursue Aircranes sales and will make sales strategically when opportunities arise, it does not rely on Aircrane sales as an essential part of its business planning

The following table sets forth information about the Company’s operations by its two reportable segments. Amounts identified as “Corporate” are assets or expenses that are not directly attributable to a specific segment:

Revenue by Reportable Segment (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net revenues:
Government	$221,581	$105,858	$97,165
Commercial	96,640	74,966	55,604

Total net revenues	$318,221	$180,824	$152,769

Gross Profit by Reportable Segment (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Gross Profit:
Government	$146,149	$64,636	$63,695
Commercial	53,541	42,904	24,329
Non-allocated costs(1)	(103,577)	(46,121)	(42,551)

Total gross profit	$96,113	$61,419	$45,473

(1)	Non-allocated costs include costs that are shared by both of the reporting segments but are not allocated to the operating segments for the use of the CODM and expenses that are not directly attributable to the operating segments.

Assets by Reportable Segment (in thousands):

	December 31, 2013	December 31, 2012
Assets:
Government	$295,153	$16,573
Commercial	21,070	14,929
Corporate(1)	51,756	24,103
Fixed assets(2)	359,326	201,218

Total assets	$727,305	$256,823

(1)	Corporate assets are comprised primarily of cash, prepaid and other current assets, and deferred tax assets
(2)	Fixed assets are comprised of the aircraft fleet and fleet support assets including aircraft, net, aircraft support parts, net, and property, plant, and equipment, net. Property, plant, and equipment, net are primarily used to support the aircraft fleet, with minimal amounts allocated to the corporate function

A reconciliation of the Company’s segment gross profit to operating income (loss) for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Reconciliation to operating income (loss):
Government gross profit	$146,149	$64,636	$63,695
Commercial gross profit	53,541	42,904	24,329
Non-allocated costs of revenue(1)	(103,577)	(46,121)	(42,551)
Operating expenses, net(2)	(49,121)	(27,986)	(28,874)

Total operating income (loss)	$46,992	$33,433	$16,599

(1)	Non-allocated costs include costs that are shared by both of the reporting segments but are not allocated to the operating segments for the use of the CODM and expenses that are not directly attributable to the operating segments.
(2)	Other corporate expenses include research and development, corporate sales and marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs.

Revenue by Geographic Area (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net revenues:
North America	$136,100	$107,613	$84,150
Middle East	67,315	—	—
Europe	24,096	37,362	37,466
Asia	25,410	11,262	16,524
South America	24,809	13,465	3,583
Africa	20,598	—	—
Australia	19,893	11,122	11,046

Total net revenues	$318,221	$180,824	$152,769

For each operating segment, revenues are attributed to geographic area based on the country where the services were performed; for the Manufacturing / MRO line of business within the Commercial reportable segment, revenues are attributed to geographic area based on the country in which the customer is located.

Note 14. Commitments and Contingencies

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

Legal Proceedings

ST Aerospace Matter

ST Aerospace Services, Co. (“ST Aerospace”), a judgment creditor of EIA, served a Writ of Garnishment on us on April 11, 2013, in connection with a judgment entered against EIA in favor of ST Aerospace, in the amount of approximately $3.6 million, also the amount of the garnishment. EIA is the former parent company of EHI. The Company responded that, at the time of the Company’s receipt of the Writ of Garnishment on April 11, 2013, it did not owe any money or property to EIA. ST Aerospace has since filed an Order for Appearance and requested discovery. This claim was dismissed in November of 2013.

Priority 1 Matter

In November 2012, Priority 1 Air Rescue Services, Inc., or Priority 1, brought breach of contract claims against EHI in Multnomah County (Oregon) Circuit Court related to two subcontracts between Priority 1 and EHI. The primary contracts were between EHI and the U.S. Government for air medical evacuation, fire suppression, and other related services in Hawaii and Alaska. Priority 1 alleges that EHI failed to pay invoices for work performed in the amount of approximately $0.7 million. Priority 1 also claims an additional amount for consequential damages and interest. The total amount claimed by Priority 1 is approximately $2.0 million. EHI answered the complaint in December 2012, and denied all allegations. Discovery is currently ongoing in this matter.

Fortis Matter

A complaint was served on EHI on August 27, 2012, by the plaintiff, Fortis Lease Deutschland GmbH, in the Regional Court, 7th Chamber for Commercial Matters, Cologne, Germany. The plaintiff claims approximately €0.8 million in damages for the payment of VAT levied on the purchase price relating to EHI’s purchase of two helicopters from the plaintiff in 2011. The complaint lodged by plaintiff resulted in a default judgment against EHI issued on February 26, 2013. In a brief filed with the court on May 10, 2013, EHI objected to the default judgment, arguing that the sale of the two helicopters was tax exempt as they both were exported to a third country outside the European Union. In January 2014, Erickson agreed to pay €40,000 in full and final settlement of this matter.

Arizona Environmental Matter

In August 2012, EHI received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the Stateor other liable parties may assert that EHI is liable for the alleged contamination at the Site. There were no material developments with respect to this matter in 2013. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

World Fuel Claim

In December of 2013, World Fuel, a former fuel supplier of Evergreen International Aviation (“EIA”) and Evergreen Airlines (“EA”), filed suit against EIA, EA and other named parties claiming approximately $9 million of accounts payable due and owing to World Fuel for fuel purchases made by EIA and EA. Evergreen Helicopters, Inc. (Erickson’s wholly-owned subsidiary, “EHI”) was a named party in the lawsuit since it was alleged that EHI signed a joint and several guaranty of payment in favor of World Fuel in 2012. Both EIA and EA filed for voluntary bankruptcy in late 2013 following the filing of the World Fuel complaint, so the World Fuel action is currently the subject of an automatic stay order issued by the bankruptcy court with respect to both EIA and EA. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

Stockholder Action

In August 2013, a putative stockholder of the Company filed a class and derivative action in the Court of Chancery for the State of Delaware against the Company, the members of its board of directors, EAC Acq., and the ZM Funds and certain of their affiliates. The plaintiff asserted claims for breach of fiduciary duty and unjust enrichment in connection with the EHI acquisition and requested an award of unspecified monetary damages to the stockholders and to the Company, disgorgement and restitution, certain other equitable relief, and an award of plaintiff’s costs and disbursements, including legal fees. On October 3, 2013, the defendants moved to dismiss the plaintiff’s complaint on the ground that all of the plaintiff’s claims in reality were derivative in nature and that the plaintiff had failed to allege facts sufficient to excuse pre-suit demand. On December 4, 2013, rather than oppose the motion to dismiss, the plaintiff chose to file an amended complaint. On January 24, 2014, the defendants again moved to dismiss the plaintiff’s amended complaint on the same grounds. The motion is still pending. Although the Company is unable to predict the final outcome of the proceeding, the Company believes the allegations lack merit, intends to vigorously defend against them, and believes that the final results will not have a material effect on its consolidated financial position, results of operations, or cash flows.

In addition to the foregoing litigation, the Company is subject to ongoing litigation and claims as part of its normal business operations. In the Company’s opinion, none of these claims will have a material adverse effect on it.

Put Option

On October 1, 2012, the Company entered into an Aircraft Purchase Agreement to purchase the S-64F Aircrane and Aircrane support parts from San Diego Gas & Electric (“SDG&E”) for a total purchase price of $21.75 million. The total consideration was comprised of the following: $18.1 million for the Aircrane, $1.9 million for support parts and supplies and Aircrane accessories, and $1.8 million for the relief of the liability associated with the CPH contract. As a result of this transaction, SDG&E’s put option right under the original sales agreement, in 2009, was extinguished. The put option right would have, if exercised, required the Company to repurchase on July 31, 2013, at the determined fair value of the asset, the S-64F Aircrane.

The Aircraft Purchase Agreement also terminated a preexisting cost per hour contract between the Company and SDG&E, which released the Company from its performance obligations under the contract. The early termination of the contract resulted in an acceleration of deferred revenue of $5.7 million and a decrease in cost of revenues for the reversal of the CPH reserve of $0.6 million, for a net approximate impact to gross profit of $6.3 million and an increase to net income of $3.8 million. The Aircrane was added to the Company’s fleet on October 1, 2012.

Operating Leases

The Company owns substantially all of its property, periodically leases certain premises on a short term basis, and leases a minor amount of its facilities and certain other property under non-cancelable operating lease agreements that expire on various dates through August of 2064. Certain leases have renewal options. Operating lease expense for the facilities leases were $1.8 million, $0.7 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In connection with the 2013 acquisition of EHI, the Company acquired certain operating leases for aircraft that expire on various dates through January of 2021. During the year ended December 31, 2013, operating lease expense associated with the aircraft was $14.0 million.

Minimum future lease payments under non-cancelable operating leases at December 31, 2013 are as follows (in thousands):

Year ending December 31:
2014	$21,210
2015	18,613
2016	10,279
2017	7,594
2018	6,421
Thereafter	5,152

$69,269

Outstanding Purchase Orders

As of December 31, 2013, the Company had $43.0 million of outstanding purchase orders for scheduled parts deliveries through 2019, all in the ordinary course of business and the majority of which were cancellable.

Note 15. Related Party Transactions

In addition to the stated items and transaction below, the Company reimbursed various entities affiliated with the ZM Funds and Quinn Morgan for expenses and other costs totaling $0.4 million, $0.2 million and $0.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

No periodic principal or interest payments were required and the 2015 Subordinated Notes were to mature on June 30, 2015. In connection with the initial public offering in April of 2012, the interest rate on the 2015 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the 2020 Senior Notes offering consummated on May 2, 2013, all of the 2015 Subordinated Notes were repaid in full.

On June 30, 2011, in connection with an amendment to the Company’s credit agreement at the time, an additional $10.0 million of 2016 Subordinated Notes were issued to two of the ZM Funds at a rate of 20.0% per annum, which was payable in kind by increasing the principal amount of such notes and payable quarterly. No periodic principal or interest payments are required and the 2016 Subordinated Notes were to mature on June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement, the Company issued $1.0 million in additional 2016 Subordinated Notes to two of the ZM Funds at a rate of 20.0% per annum, which was payable in kind by increasing the principal amount of such notes and payable quarterly. In connection with the initial public offering in April of 2012, the interest rate on the 2016 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the 2020 Senior Notes offering consummated on May 2, 2013, all of the 2016 Subordinated Notes were repaid in full.

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

In connection with the EHI acquisition, which was funded with a portion of the proceeds from the 2020 Senior Notes offering (See “Note 8 — Debt”), two of the ZM Funds and certain of their affiliates received 1,689,155 shares of Series A Preferred Stock as repayment of $20.0 million of principal of their pro rata share of the EIA Second Lien Credit Facility. In addition, two of the ZM Funds and certain of their affiliates forgave $2.5 million of their pro rata share of the EIA Second Lien Credit Facility in connection with the EHI acquisition and retained approximately $37.9 million in the EIA Second Lien Credit Facility.

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

Note 16. Derivative Instruments and Hedging Activities

The Company has entered into a number of foreign currency forward contracts. The purpose of these transactions is to reduce the impact of future currency fluctuations related to anticipated cash receipts from expected future revenue that is denominated in a currency other than U.S. dollars. The change in the valuation of the foreign currency forwards portfolio is recorded within unrecognized or recognized gain (loss) in the accompanying consolidated statements of comprehensive income. Outstanding balances of foreign currency forward contracts in asset positions at year end are included in prepaid expenses and other assets if maturing within one year, or other noncurrent assets if maturing beyond one year within the accompanying consolidated balance sheets. Outstanding balances of foreign currency forward contracts in liability positions at year end are included in accrued and other current liabilities if maturing within one year, or other long-term liabilities if maturing beyond one year within the accompanying consolidated balance sheets (See “Note 2 — Summary of Significant Accounting Policies”)

The Company was not party to any foreign currency forward contracts as of December 31, 2013. A summary of open foreign currency forward contracts at December 31, 2012 are as follows (all contracts are obligations for the Company to deliver foreign currency — i.e., short positions) (in thousands):

Purpose/Maturity	Foreign Quantity	Contract Value	Market Value	Asset (Liability)
2012:
Australia — Aerial operations maturing through March 2013	AUD6,865	$6,673	$7,089	$(416)

Note 17. Warranty Reserves and Cost Per Hour (“CPH”) Reserves

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

Warranty expense, net was zero, a $0.5 million credit and $0.9 million expense for the years ended December 31, 2013, 2012, and 2011 respectively. As of December 31, 2013 and December 31, 2012 warranty liability reserve was zero. All warranty periods expired at December 31, 2012.

A summary of the warranty reserves related to sales of Aircranes consisted of the following (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance	$—	$1,015	$1,244
Increases to reserves	—	—	879
Warranty provided or expired	—	(1,015)	(1,108)

Ending balance	$—	$—	$1,015

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

Net CPH expense was $0.7 million, $5.3 million and $5.2 million for the years ended December 31, 2013, 2012, and 2011 respectively. As of December 31, 2013 and December 31, 2012 CPH liability was $0.5 million and $3.6 million, respectively.

A summary of the CPH reserves is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance	$3,569	$2,770	$2,905
Increases to reserves	747	5,282	5,220
Maintenance and repairs provided	(3,805)	(4,483)	(5,355)

Ending balance	$511	$3,569	$2,770

Note 18. Seasonality

The Company’s flight hours are substantially reduced in winter or monsoon seasons. The global deployment of the Company’s helicopters and crews helps to limit the effect of seasonality, but the Company’s operations tend to peak in June through October and to be at a low point in January through April. The Company believes the acquisitions of EHI, which primarily services the Department of Defense, and Air Amazonia, which services an oil and gas related customer in Brazil, will continue to reduce seasonality and further diversify its end market and customer mix.

Note 19. Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings (loss) per share. The following table shows the computation of basic and diluted earnings (loss) per share (net income in thousands).

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net income (loss) attributable to common shareholders	$9,657	$12,435	$6,719

Basic weighted average shares outstanding	11,221,005	6,981,027	1,000
Dilutive effect of stock-based awards	53,415	—	—
Dilutive effect of Series A Preferred Stock	560,082	—	—

Dilutive weighted average shares outstanding	11,834,506	6,981,027	1,000

Basic earnings (loss) per share	$0.86	$1.78	$6,718.57

Diluted earnings (loss) per share	$0.82	$1.78	$6,718.57

Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	16,458	158,557	—

Note 20. Stock-based Compensation

In 2012, the Company adopted a Long Term Incentive Plan and reserved for issuance 417,649 shares of its common stock. The goal of the plan is to align the interests of the Company’s eligible participants with the interests of its stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain and motivate key personnel upon whose judgment, initiative and effort the successful conduct of the Company’s business is largely dependent. There were 22,888 shares available for grant under the Long Term Incentive Plan at December 31, 2013. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit awards activity during the year ended December 31, 2013:

	Restricted Stock Award Units	Weighted-Average Grant Date Fair Value
Outstanding unvested at December 31, 2012	158,557	$7.73
Granted	45,914	21.43
Vested restricted stock units	(88,610)	10.68
Forfeited	(24,643)	7.75

Outstanding unvested at December 31, 2013	91,218	$11.75

During the years ended December 31, 2013 and December 31, 2012, the Company granted 45,914 and 389,054 restricted stock unit awards, respectively. The fair value of shares vested during the years ended December 31, 2013 and December 31, 2012 was $0.7 million and $1.7 million, respectively. The Company recognized approximately $0.8 million, $2.1 million and zero in stock-based compensation expense during the years ended December 31, 2013, December 31, 2012 and December 31, 2011 respectively.

Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards as of December 31, 2013 is expected to be recognized over a weighted average period of 1.1 years, as follows (dollars in thousands):

Unamortized Compensation Expense
2014	$600
2015	300
2016	19
2017	14
2018	—
Thereafter	—

Total	$933

Note 21. Restructuring

On November 2, 2011, the Company completed a company restructuring which included a reduction-in-force of 119 employees. The restructuring was needed to realign the Company’s operating expenses to ensure that it remains competitive in the markets it serves. The cost of the restructuring was $1.1 million for the year ended December 31, 2011. As of December 31, 2013 and December 31, 2012, zero and $0.1 million of these costs, respectively, were included in accounts payable.

Note 22. Subsequent Events

On March 11, 2014, the Company finalized an amendment to its Revolving Credit Facility that increases its maximum borrowing availability from $125.0 million to $140.0 million. The amendment also requires that the Company maintains a Fixed Charge Coverage Ratio (as calculated pursuant to the Revolving Credit Facility), measured on a quarter-end basis, of at least (i) 1.20:1.00 for the twelve month period ending as of the end of each fiscal quarter if Borrowers’ Average Availability (as defined in the Revolving Credit Facility) during such fiscal quarter was greater than $16.8 million (previously $15.0 million) or (ii) 1.05:1.00 for the twelve month period ending as of the end of each fiscal quarter if Borrowers’ Average Availability (as defined in the Revolving Credit Facility) during such fiscal quarter was less than or equal to $16.8 million (previously $15.0 million). The amendment also aligns various definitions with the increase in Borrower’s Average Availability.

SUPPLEMENTARY DATA

Unaudited Quarterly Financial Information

	2013
(Unaudited)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Revenues	$36,940	$68,590	$120,226	$92,465	$318,221
Gross Profit	9,274	17,490	46,185	23,164	96,113
Net income (loss)	(995)	(1,797)	14,488	(1,830)	9,866
Net income (loss) attributable to common stockholders	(1,216)	(1,952)	14,525	(1,700)	9,657

Basic earnings per common share	$(0.13)	$(0.20)	$1.26	$(0.12)	$0.86
Dilutive earnings per common share	$(0.13)	$(0.20)	$1.05	$(0.12)	$0.82

Weighted average shares outstanding:
Basic	9,727,127	9,759,758	11,562,465	13,786,308	11,221,005
Dilutive	9,727,127	9,759,758	13,813,514	13,786,308	11,834,506

	2012
(Unaudited)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Revenues	$27,609	$37,877	$76,261	$39,077	$180,824
Gross Profit	4,040	10,320	36,542	10,517	61,419
Net income (loss)	(2,309)	1,169	17,634	(858)	15,636
Net income (loss) attributable to common stockholders	(5,003)	831	17,556	(949)	12,435

Basic earnings per common share	$(5,002.73)	$0.10	$1.80	$(0.10)	$1.78
Dilutive earnings per common share	$(5,002.73)	$0.10	$1.80	$(0.10)	$1.78

Weighted average shares outstanding:
Basic	1,000	8,355,869	9,756,478	9,749,860	6,981,027
Dilutive	1,000	8,355,869	9,756,478	9,749,860	6,981,027

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of the CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

ITEM 9B.	OTHER INFORMATION

On March 11, 2014, we entered into an amendment (the “Amendment”) to our Revolving Credit Facility (and related agreements) entered into on May 2, 2013 and amended on June 14, 2013, with Wells Fargo Bank, National Association, as Administrative Agent, Lead Arranger, Book Runner, Syndication Agent, and Documentation Agent, and other lender parties thereto. The Amendment increased the maximum aggregate amount that we can borrow under the Revolving Credit Facility at any one time from $125.0 million to $140.0 million. The Amendment also requires that we maintain a Fixed Charge Coverage Ratio (as calculated pursuant to the Revolving Credit Facility), measured on a quarter-end basis, of at least (i) 1.20:1.00 for the twelve month period ending as of the end of each fiscal quarter if Borrowers’ Average Availability (as defined in the Revolving Credit Facility) during such fiscal quarter was greater than $16.8 million (previously $15.0 million) or (ii) 1.05:1.00 for the twelve month period ending as of the end of each fiscal quarter if Borrowers’ Average Availability (as defined in the Revolving Credit Facility) during such fiscal quarter was less than or equal to $16.8 million (previously $15.0 million). The amendment also aligns various definitions with the increase in Borrower’s Average Availability.

A copy of the Amendment is filed as Exhibit 10.43 to this annual report on Form 10-K and is incorporated herein by reference. The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director nominee, as of December 31, 2013.

Name	Principal Occupation	Age	Director Since
Udo Rieder	President and CEO Erickson Air-Crane	54	2008
Gary R. Scott	Ret. President Bombardier Comm. Aircraft	63	2012
Quinn Morgan	Managing Director of Centre Lane Partners	42	2007
Hank Halter	President and CEO of Delta Community Credit Union	49	2012
Meredith R. Siegfried	CEO of The NORDAM Group	40	2012
Kenneth Lau	Managing Director of Centre Lane Partners	36	2010
James L. Welch	CEO of YRC Worldwide	59	2012

Udo Rieder has served as our Chief Executive Officer and as a member of our board of directors since March 2008. From February 2005 to March 2008, Mr. Rieder served as vice president and general manager, parts logistics and services for Bombardier Aerospace Inc. From July 1996 to December 2004, Mr. Rieder worked at Delta Air Lines, Inc., most recently as vice president, engineering and planning and as vice president, purchasing. From May 1990 until June 1996, Mr. Rieder held various manager positions with American Airlines, Inc., including manager of power plant purchasing and manager of warranty and repair contracts. From May 1985 until May 1990, Mr. Rieder served as an engineer with Bell Helicopter, Inc. Mr. Rieder holds a BS in Mechanical Engineering from Texas A&M University and also holds an AAS in Business from Central Texas College. He has served as chairman of the Engineering, Maintenance and Materiel Council of the Air Transport Association and as chairman of the e-Business Committee for the same organization. Mr. Rieder was selected to serve as a director because he is our Chief Executive Officer, and has extensive knowledge of our business and industry.

Gary R. Scott has served on our board of directors since April 2012. Mr. Scott recently retired from Bombardier, Inc., where he served as the president of the commercial aircraft unit of Bombardier Aerospace since April 2008. He joined Bombardier in March 2004, serving as president of new commercial aircraft from March 2004 through February 2006 and president of aircraft services and new commercial aircraft from February 2006 through April 2008. From July 2002 to March 2004, Mr. Scott was group president, civil simulation and training at CAE, Inc. Mr. Scott began his career in aviation with The Boeing Company in 1973, holding the following executive positions: president, flight safety Boeing training international (July 2000 through July 2002); vice president, business strategy and finance, commercial aviation services (January 1999 through July 2000); vice president and chief operating officer, Boeing enterprises (April 1998 through January 1999); and vice president and general manager for the 737/757 programs (November 1995 through March 1998). Mr. Scott earned a BA in Business Administration at the University of Washington and an MBA at Seattle University. Mr. Scott has also completed the Executive Development Program, University of Illinois, as well as the Harvard Business School Advanced Management Program. Mr. Scott has previously served on the board of directors of the Wings Club, Flight Safety Boeing Training International and the Boeing Employees Credit Union. Mr. Scott was selected as a director because of his experience as the chief executive of a significant business unit of a public aerospace company, and for his general management and financial experience in the aerospace industry.

Quinn Morgan has served on our board of directors since September 2007 and as our Chairman since January 2010. Mr. Morgan is a founding member and a managing director of Centre Lane Partners, LLC. Mr. Morgan serves on the boards of directors of several private companies affiliated with Centre Lane. Prior to co-founding the predecessor to Centre Lane Partners and our largest shareholder in May 2007, Mr. Morgan was a managing director and head of corporate private equity at D. B. Zwirn & Co., L.P., which he joined in January 2005. At D.B. Zwirn & Co. Mr. Morgan had overall responsibility for the corporate private equity investment program.

From 2000 to 2005, Mr. Morgan was employed with Moore Capital Management and its illiquid asset management joint venture, Steelpoint Capital Partners. From 1994 to 2000, Mr. Morgan was employed with Goldman Sachs & Co. Mr. Morgan holds a BS in Economics from the London School of Economics and Political Science. Mr. Morgan was selected to serve as a director because he is the managing member of our largest stockholder and has extensive experience in financing, private equity investment, and board service.

Hank Halter has served on our board of directors since April 2012. Mr. Halter is the President and Chief Executive Officer of Delta Community Credit Union in Atlanta, Georgia. Mr. Halter served as Senior Vice President and Chief Financial Officer of Delta Air Lines from November 2008 until his retirement in March 2012. Mr. Halter previously served in a variety of finance positions at Delta Air Lines, including as Senior Vice President and Controller of Delta Air Lines (May 2005 through November 2008); Vice President-Controller (March 2005 through May 2005); Vice President-Assistant Controller (January 2002 through March 2005); Vice President-Finance-Operations (February 2000 through December 2001); and various other finance leadership positions (August 1998 through February 2000). In September 2005, Delta Air Lines filed a petition for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code and emerged from reorganization under Chapter 11 in April 2007. From June 1993 through August 1998, Mr. Halter held various finance positions at American Airlines in corporate reporting, financial planning, and corporate real estate. Prior to his tenure with American Airlines, Mr. Halter was a Senior Accountant in the Philadelphia office of Ernst & Young LLP from June 1987 through July 1991. Mr. Halter holds an MBA from Duke University and a BS degree in accountancy from Villanova University. Mr. Halter is a certified public accountant. Mr. Halter is a member of the board of directors of Delta Community Credit Union and Southern Air, Inc., a U.S. FAA Part 121 supplemental global air-cargo carrier where he is the audit committee chairman. Mr. Halter was selected as a director because of his experience as the chief financial officer of Delta Air Lines, and for his general experience with finance and public accounting.

Meredith R. Siegfried has served on our board of directors since April 2012. In June 2011, Ms. Siegfried was appointed chief executive officer of The NORDAM Group, Inc. She previously served as the chief operating officer of the repair group of The NORDAM Group, responsible for its worldwide maintenance, repair and overhaul operations, from January 2009. Before becoming COO of the repair group, Ms. Siegfried served in a variety of roles at The NORDAM Group, including vice president of global sales of the repair group (May 2006 through December 2008); vice president, international (February 2002 through April 2006); director, international operations (January 2000 through January 2002); and manager, international operations (February 1999 through December 1999). Ms. Siegfried joined The NORDAM Group from Arthur Andersen’s global corporate finance division, where she served as a senior consultant on mergers and acquisitions, seller services, and financial advisory from November 1996 through January 1999. Ms. Siegfried also serves on the board of directors of World Travel Services, LLC. She is also a member of the Young Presidents’ Organization and served as chairman of the board of trustees for the Tulsa Airport Authority for seven years through 2010. In 2011, Ms. Siegfried was awarded a Henry Crown Fellowship, a two-year program sponsored by The Aspen Institute. Ms. Siegfried received a BA in Finance from Notre Dame and an MBA from the University of Chicago. Ms. Siegfried was selected as a director because of her experience in international sales and manufacturing and maintenance and overhaul operations, as well as her industry, finance, and management experience.

Kenneth Lau has served on our board of directors since January 2010. Mr. Lau is a founding member and a managing director of Centre Lane Partners, LLC. Mr. Lau also serves on the boards of several private companies affiliated with Centre Lane. Prior to co-founding the predecessor to Centre Lane in May 2007, Mr. Lau was a vice president in the corporate private equity group of D. B. Zwirn & Co., L.P., which he joined in February 2005. From 2001 to 2005, Mr. Lau was employed with Moore Capital Management and its illiquid asset management joint venture, Steelpoint Capital Partners. From 1999 to 2001, Mr. Lau was employed with Merrill Lynch. Mr. Lau received a Master of Engineering and two BS degrees from the Massachusetts Institute of Technology. Mr. Lau was selected to serve as a director because he is affiliated with our largest stockholder and has extensive experience in financing, private equity investment, and board service.

James L. Welch has served on our board of directors since April 2012. Mr. Welch has served as chief executive officer and a director of YRC Worldwide since July 2011. From October 2008 through July 2011, Mr. Welch served as president and chief executive officer and a director of Dynamex Inc., a leading provider of same-day transportation services in North America. From October 2007 through September of 2008, Mr. Welch was a consultant and interim chief executive officer of JHT Holdings, Inc., a provider of truck transportation services. From June 2000 through January 2007, Mr. Welch served as president and chief executive officer of Yellow Transportation, a leading provider of transportation services for industrial, commercial and retail goods. Mr. Welch joined Yellow Transportation in 1978, where he held various senior management positions prior to his appointment as president and chief executive officer. Mr. Welch received his BS degree in Psychology from West Texas A&M. Mr. Welch currently serves on the board of directors of SkyWest, Inc. and formerly served on the boards of directors of Spirit AeroSystems Holdings, Inc. and Roadrunner Transportation Services. Mr. Welch was selected as a director because of his experience as the chief executive of transportation companies, his experience with air transportation, and because of his board experience with other aerospace companies.

Our Executive Officers

We designate persons serving in the following positions as our executive officers: our chief executive officer, our chief financial officer, and our vice presidents who are in charge of a principal unit of our business, or perform a policy-making function for us. The following table sets forth information regarding our executive officers as of December 31, 2013.

Name	Position	Age	Officer Since
Udo Rieder	President and Chief Executive Officer	55	2008
Eric Struik	Chief Financial Officer	45	2013
H.E. “Mac” McClaren	Vice President and Head of Aerial Services	59	2009
Santiago Crespo	Vice President of Global Sales and Marketing	44	2013
Edward Rizzuti	Vice President, General Counsel and Corporate Secretary	44	2010

Udo Rieder’s biographical summary is included under “Our Board of Directors.”

Eric Struik has served as our Chief Financial Officer since September 2013. From September 2011 until August 2013, Mr. Struik served as Vice President of Finance for Remy International, a leading worldwide manufacturer and distributor of power systems for the global light vehicle, commercial vehicle, and rail markets, with more than $1.1 billion in annual revenue. From May 2008 until August 2011, Mr. Struik served as Vice President of Finance and Investor Relations for Callaway Golf. Prior to 2008, Mr. Struik developed a deep and varied background managing financial operations for manufacturing businesses with Visteon, Lear and Chrysler corporations. Mr. Struik holds an MBA from the Indiana University and a BA in Economics from the University of Michigan. Mr. Struik is a Certified Management Accountant (CMA), Certified in Financial Management (CFM), and Chartered Financial Analyst (CFA).

H.E. “Mac” McClaren has served as our Vice President and Head of Aerial Services since January 2009. From July 2006 until December 2008, Mr. McClaren served as the Vice President and Program Manager of the V-22 Osprey Program and prior to that as the Vice President of H-1 Upgrades, Eagle Eye, and Presidential Helicopter Programs at Bell Helicopter, Inc. From June 2003 until July 2006, Mr. McClaren worked as Capture Team Leader for the CH-53K program at Sikorsky Aircraft Corporation. From August 1975 until June 2003, Mr. McClaren served in the U.S. Marine Corps, including duty as head of the Expeditionary Aviation Working Group, Operations Officer for the 1st Marine Division, Commanding Officer of Marine Light Attack Helicopter Squadron 369, as well as various other positions. His personal awards include the Legion of Merit, Meritorious Service Medal, Air Medal, Navy Commendation Medal, and Navy Achievement Medal. Mr. McClaren retired from the Marine Corps at the rank of Colonel. Mr. McClaren is a graduate of the U.S. Army War College at Carlisle, Pennsylvania and holds a BS from the University of North Carolina.

Santiago Crespo has served as our Vice President of Global Sales and Marketing since August 2013. From May 2010 through July 2013, Mr. Crespo served as the Global Key Account Director for CHC Helicopter, where he was responsible for managing its Oil and Gas business with over $1 billion in annual revenues. From July 2010 through April 2012, Mr. Crespo was the Commercial Director for the Americas for CHC Helicopter, with responsibilities that included growing the Oil and Gas business in Brazil and development of CHC’s U.S. Government contract acquisition strategy. From March 2006 through July 2010, Mr. Crespo was the Director of South American Sales and Marketing at Evergreen Helicopters Inc. Mr. Crespo holds an MBA from the University of Portland and a BS in Finance from the Catholic University of Ecuador.

Edward Rizzuti joined Erickson in August 2010 and has served as our Vice President, General Counsel and Corporate Secretary since November 2011. Prior to joining Erickson, from August 2006 to August 2010, Mr. Rizzuti worked for NACCO Materials Handling Group, Inc., most recently serving as Associate General Counsel. From January 2004 to July 2006, Mr. Rizzuti served as Legal Counsel for Terex Corporation. Prior to his employment with Terex, Mr. Rizzuti worked as a lawyer with Mintz Levin Cohn Ferris Glovsky and Popeo PC from September 1999 to July 2003, focusing in the area of private equity and corporate transactional work. From September 1998 to September 1999 Mr. Rizzuti worked as a lawyer with Clifford Chance LLP. Mr. Rizzuti received his JD from New York University School of Law and holds a BS in civil engineering from Rutgers University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2013 were satisfied, except that each of Messrs. Rieder, Ryan, McClaren, Zamieroski and Rizzuti filed one late report with respect to one transaction.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”), that applies to all of our employees, officers and directors. The Code is available on our website at www.ericksonaircrane.com. Any substantive amendment to or waiver of any provision of the Code may be made only by the board of directors, and will be disclosed on our website as well as via any other means then required by Nasdaq listing standards or applicable law.

Director Nominations

There have been no material changes to the procedures disclosed in our proxy statement for our 2013 annual meeting of stockholders (the “2013 Proxy Statement”) for stockholder nominations to our board of directors since the date of the 2013 Proxy Statement. Our board of directors considers nominees recommended by directors, officers, employees, stockholders, and others based upon each candidate’s qualifications, including whether a candidate possesses any of the specific qualities and skills desirable in members of our board of directors. Nominees for our board of directors must be committed to enhancing long-term stockholder value and possess a high level of personal and professional ethics, sound business judgment, appropriate experience and achievements, personal character and integrity. Members of our board of directors are expected to understand our business and the industry in which we operate, regularly attend meetings of our board of directors and committee meetings, participate in meetings and decision making processes in an objective and constructive manner and be available to advise our officers and management. Evaluations of candidates generally involve a review of background materials, internal discussions, and interviews with selected candidates, as appropriate. The board of directors may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees.

The board of directors does not have a formal policy regarding the consideration of diversity in identifying nominees for directors. Once the board of directors has confirmed that an individual meets the general qualifications for a director, and has further determined that such individual is appropriately qualified to serve on our board of directors, the board then considers the extent to which the membership of the candidate on our board of directors would promote a diversity of perspectives, backgrounds and experiences among the directors, including expertise and experience in a diversity of substantive matters pertaining to our business. However, our board of directors does not believe the subjective and varying nature of this nomination process lend itself to a formal policy or fixed rules with respect to the diversity of our board of directors.

The board of directors will consider director candidates recommended by stockholders. The board will evaluate director candidates in light of several factors, including the general criteria set forth above. Stockholders can recommend individuals for consideration by the board of directors to become nominees for election to our board of directors at an annual meeting of stockholders. Each submission must set forth: the name and address of the stockholder on whose behalf the submission is made; the number of our shares that are owned beneficially by such stockholder as of the date of the submission and the time period for which such shares have been held; the derivative securities interests owned beneficially by such stockholder as of the date of the submission; a statement from the record holder of the shares and derivative securities interests verifying the holdings; the full name of the proposed candidate; a description of the proposed candidate’s business experience for at least the previous five years; complete biographical information for the proposed candidate; a description of the proposed candidate’s qualifications as a director; and any other information described in our bylaws, including upon request, a statement whether the proposed candidate, if elected, intends to tender, promptly following such person’s election or re-election, an irrevocable resignation effective upon the person’s failure to receive the required vote for re-election at the next annual meeting of stockholders and upon acceptance of the resignation by the board of directors, in accordance with the board’s policy on director elections.

In accordance with our bylaws, if none of the stockholders provides notice of an intention to nominate one or more candidates to compete with the board’s nominees in a director election, or if any stockholder nomination is withdrawn by the tenth day before we send our notice of meeting to the stockholders, a nominee for director must receive more votes cast for than against his or her election or re-election. The board of directors will nominate for election or re-election as directors only candidates who agree to tender, promptly following the annual meeting at which they are elected or re-elected as directors, irrevocable resignations that will be effective upon (1) the failure to receive the required vote at the next annual meeting of stockholders and (2) board acceptance of the resignation. In addition, the board of directors will fill director vacancies, including vacancies occurring as the result of an increase in the number of directors, only with candidates who agree to tender, promptly following appointment to the board of directors, the same form of resignation tendered by other directors in accordance with this policy.

If an incumbent director fails to receive the required vote for re-election, the board of directors will act on an expedited basis to determine whether to accept the director’s resignation. The board of directors expects the director whose resignation is under consideration to abstain from participating in any decision regarding that resignation. The board of directors may consider any factors it deems relevant in deciding whether to accept a director’s resignation.

Audit Committee

The members of the Audit Committee are Mr. Halter (Chair), Mr. Scott and Ms. Siegfried. The board of directors has determined that each of the members of the Audit Committee satisfies the requirements for independence and financial literacy under the rules and regulations of the SEC and the Nasdaq Marketplace Rules. The board of directors has determined that Mr. Halter qualifies as an “audit committee financial expert” as defined in the SEC rules and satisfies the financial sophistication under the Nasdaq Marketplace Rules. The functions of the Audit Committee include retaining our independent public accounting firm, reviewing its independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our independent public accounting firm, overseeing its audit work, reviewing and pre-approving any non-audit services that may be performed by our independent public accounting firm, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions. The Audit Committee held nine meetings during 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our next three most highly-compensated executive officers during 2013. We refer to these persons as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)		Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Udo Rieder,	2013	343,270	120,000		—	182,350	—	645,620
President and Chief Executive Officer	2012	325,075	—		882,056	275,909	—	1,483,040
	2011	300,060	—		—	—	—	300,060

Eric Struik,	2013	79,327	100,000	(3)	208,340	29,833	50,197	467,697
Chief Financial Officer(3)

Charles Ryan,	2013	294,000	—		103,614	120,000	—	517,614
Senior Vice President and Chief Financial Officer(4)	2012	294,075	—		389,136	169,307	—	852,518
	2011	280,060	—		—	—	—	280,060

H.E. ‘‘Mac’’ McClaren,	2013	232,462	60,000		—	83,360	—	375,822
Vice President, and Head of Aerial Services	2012	212,075	—		155,648	150,108	—	517,831
	2011	200,060	—		—	—	—	200,060

Edward Rizzuti,	2013	216,721	60,000		—	93,780	—	370,501
Vice President, General Counsel and Corporate Secretary	2012	194,325	—		129,712	104,601	—	428,638
	2011	175,829	15,000	(5)	—	—	—	190,829

Santiago Crespo,	2013	94,904	—		142,050	34,886	8,000	279,840
Vice President of Global Sales and Marketing(6)

(1)	Performance-based bonuses are generally paid under our executive bonus plan and reported as Non-Equity Incentive Plan Compensation. Except as otherwise noted, amounts reported as Bonus represent amounts earned under the 2013 Retention Bonus Plan.
(2)	Aggregate grant date fair value of all stock awards, computed in accordance with FASB ASC Topic 718. The assumptions used with respect to the valuation of restricted stock units are set forth in “ Erickson Air-Crane Incorporated Consolidated Financial Statements — Notes to Financial Statements — Note 2 — Summary of Significant Accounting Policies — Stock-Based Compensation .”
(3)	Mr. Struik commenced employment with us on September 9, 2013. His compensation for 2013 reflects the partial year of employment. Mr. Struik received a reimbursement of relocation expenses in the amount of $50,197. Mr. Struik received a signing bonus of $100,000 relating to his hire, which was paid in 2014.
(4)	Mr. Ryan’s service as the Senior Vice President and Chief Financial Officer terminated on September 9, 2013.
(5)	Mr. Rizzuti commenced employment with us on August 13, 2010. He received a signing bonus of $15,000 relating to his hire, which was paid in 2011 after the completion of the audit of our financial statements for 2010.
(6)	Mr. Crespo commenced employment with us in August 2013. His compensation for 2013 reflects the partial year of employment. Mr. Crespo received a reimbursement of relocation expenses in the amount of $8,000.

Employment Agreements

We have entered into employment agreements with each of Messrs. Rieder, McClaren and Rizzuti providing for the payment of an annual base salary and non-equity incentive plan payment opportunities, as well as participation by each of them in the benefit plans and programs generally maintained by us for senior executives from time to time.

We or the employee may terminate the applicable employment agreement at any time. Upon termination of employment by us without “cause,” by the executive for “good reason” following a “change in control,” or as a result of the executive’s death or disability, the executive is entitled to receive: (1) a basic termination payment equal to (i) the executive’s base salary earned through the date of termination, plus (ii) continued payment of the executive’s base salary for a specified time following the termination date; and (2) continuation of health benefits for a specified period of time after termination of employment at the same rate that was paid by the executive before termination of employment.

Summaries of the specific severance payments and continuation periods for health benefits for the named executive officers are provided below:

•	Mr. Rieder is entitled to receive: (i) a monthly sum equal to his monthly base salary in effect at such time for a period of 12 months and (ii) continuation of health benefits for Mr. Rieder and his family for that same period.

•	Mr. McClaren is entitled to receive: (i) a monthly sum equal to his monthly base salary in effect at such time for a period of nine months and (ii) continuation of health benefits for Mr. McClaren and his family for that same period.

•	Mr. Rizzuti is entitled to receive: (i) a monthly sum equal to his monthly base salary in effect at such time for a period of nine months and (ii) continuation of health benefits for Mr. Rizzuti and his family for that same period.

The employment agreements each contain confidentiality, non-compete, and non-solicitation provisions, and subject the payment of severance benefits to the executive executing a general release of all claims against us and our affiliates.

2012 Long-Term Incentive Plan

We maintain our 2012 Long Term Incentive Plan designed to align the interests of our executive officers with the interests of our stockholders. Because vesting is based on continued employment, these equity based incentives are also intended to encourage the retention of our named executive officers and other employees through the vesting period of the awards.

Eligibility; Types of Awards. Selected employees, officers, and directors of ours and any of our subsidiaries are eligible to participate in the plan. The plan provides for the grant of incentive stock options that qualify under Section 422 of the Internal Revenue Code of 1986 (subject to the plan’s stockholder approval), nonqualified stock options, restricted stock, RSUs, stock bonuses and stock appreciation rights. Incentive stock options may be granted only to our employees, including officers, or employees of any of our subsidiaries. Nonqualified stock options, and all awards other than incentive stock options, may be granted to our employees, officers, and directors. Our board of directors may elect, in its sole discretion, to grant an award in exchange for the cancellation of an existing award.

Administration. The plan is administered by an independent committee of our board of directors, which has the authority to determine which eligible individuals should receive awards, the type and amount of the awards, and the other terms and conditions of the awards (including vesting and cancellation provisions) and has the full authority to interpret the plan. Such independent committee may delegate to our chief executive officer or to a committee of our officers any or all authority for administering the plan, subject to certain limitations.

Term of Plan; Amendments. We expect the plan to be in effect until all shares available for issuance under the plan are issued and all restrictions on the shares have lapsed. However, no incentive stock options will be granted under the plan on or after the 10th anniversary of the last action by our board of directors, subsequently approved by our stockholders within twelve months of such action, adopting the plan or approving an increase in the number of shares available for issuance under the plan. Our board of directors may at any time modify or amend the plan in any respect, subject to applicable laws, rules and regulations, and requirements of the NASDAQ Marketplace Rules. However, no change in an award already granted under the plan may generally be made without the written consent of the award holder if the change would adversely affect the holder.

Stock Options. Our board of directors determines whether a stock option is granted as an incentive stock option or a nonqualified stock option. The exercise price per share of incentive stock options may not be less than the fair market value of our common stock at the date of the grant, and the maximum term of incentive stock options is ten years. The aggregate market value, on the date of the grant, of the common stock for which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. For grantees who own more than 10% of the total combined voting power of our outstanding capital stock or our parent or subsidiaries, incentive stock options must have an exercise price of not less than 110% of the fair market value of the common stock underlying the option and a maximum term of five years. The exercise price per share of nonqualified stock options may be any amount determined by our board of directors, and nonqualified stock options may have any term fixed by the board of directors.

Stock Appreciation Rights. The plan provides that our board of directors may grant stock appreciation rights, which entitle the person who exercises the rights to receive an amount equal to the difference between the fair market value of the common stock subject to the right at the time of exercise and the time of grant, in the amounts and subject to such terms, conditions, and restrictions as the board of directors determines.

Restricted Stock; Restricted Stock Units; Performance-Based Awards; Stock Bonuses. The plan provides that our board of directors may issue restricted stock, restricted stock units, performance-based awards or stock bonuses in the amounts and subject to such terms, conditions, and restrictions as the board of directors determines. Restricted stock, restricted stock units and performance-based awards may be issued for any consideration determined by our board of directors.

Changes in Capital Structure. The plan authorizes our board of directors to make appropriate adjustments in outstanding options and awards and in shares reserved under the plan in the event of a stock split, recapitalization, or certain other transactions. The board of directors also has discretion to convert options, to limit the exercise period of outstanding options, and to accelerate the exercisability of options in the event of merger or certain other changes in our capital structure.

Retirement Benefits

We do not provide our named executive officers with supplemental or other retirement benefits other than eligibility to participate in our broad-based 401(k) plan.

Outstanding Equity Awards at Fiscal 2013 Year-End

The following table sets forth certain information with respect to the value of all unexercised restricted stock units and other equity awards previously awarded to our named executive officers as of December 31, 2013:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units of Stock That Have Not Vested(1)
Udo Rieder(2)	4/17/2012	—	—
Charles Ryan(3)	4/17/2012	—	—
Eric Struik	11/26/2013	11,000	$228,690
Santiago Crespo	11/26/2013	7,500	$155,925
H.E. “Mac” McClaren(4)	4/17/2012	3,892	$80,915
Edward Rizzuti(5)	4/17/2012	9,728	$192,890

(1)	The aggregate dollar value of the restricted stock units is shown at maximum payout value based on $8.43 per share, the fair market value on December 31, 2012, the last trading day of our 2012 fiscal year.
(2)	Four-fifths of the RSUs vested on the grant date and one-fifth of the RSUs will vest on the first anniversary of the grant date.
(3)	Three-fifths of the RSUs vested on the grant date and one-fifth of the RSUs will vest on each of the first and second anniversaries of the grant date.
(4)	Three-fifths of the RSUs vested on the grant date and one-fifth of the RSUs will vest on each of the first and second anniversaries of the grant date.
(5)	Two-fifths of the RSUs vested on the grant date and one-fifth of the RSUs will vest on each of the first, second and third anniversaries of the grant date.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2013 year by each individual who served as a non-employee director at any time during the fiscal year:

2013 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Kenneth Lau	—	—	—
Quinn Morgan	—	—	—
Hank Halter	40,000	45,581	85,581
Gary R. Scott	35,000	40,571	75,571
Meredith R. Siegfried	35,000	40,571	75,571
James L. Welch	40,000	45,581	85,581

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Mr. Welsh (Chair), Mr. Scott and Ms. Siegfried. Each of the members of the Compensation Committee is independent for purposes of the Nasdaq listing standards as they apply to compensation committee members.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of February 19, 2014 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent(3)
5% Stockholders:
ZM EAC LLC	4,650,123	(4)	33.7
ZM Private Equity Fund I, L.P.	1,580,723	(4)	11.5
ZM Private Equity Fund II, L.P.	677,453	(4)	4.9
10th Lane Finance Co., LLC	634,763	(4)	4.6
Cetus Capital II, LLC(9)	1,141,802		8.3
Ariel Investments(10)	1,063,829		7.7
AWM Investment Company(11)	914,824		6.6
Watershed Asset Management, LLC(12)	755,414		5.5
Named Executive Officers and Directors:
Udo Rieder	110,257		*
Eric Struik	—		*
Charles Ryan	48,642		*
H.E. “Mac” McClaren	19,456	(5)	*
Edward Rizzuti	12,971	(6)	*
Santiago Crespo	—		*
Quinn Morgan(4)	7,543,062	(8)	54.7
Kenneth Lau(7)	7,543,062	(8)	54.7
Hank Halter	2,814		*
Gary R. Scott	2,563		*
Meredith R. Siegfried	2,563		*
James L. Welch	2,814		*
All executive officers and directors as a group (12 persons)	7,745,142		56.2

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.
(3)	Calculated on the basis of 13,789,534 shares of common stock outstanding as of February 19, 2014, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after February 19, 2014.
(4)	Mr. Morgan serves on our board of directors and is the managing member of ZM EAC LLC and Q&U Investments LLC. Q&U Investments LLC is the managing member of ZM Private Equity Fund I GP, LLC, which is the general partner of ZM Private Equity Fund I, L.P.; Q&U Investments LLC is the managing member of ZM Private Equity Fund II GP, LLC, which is the general partner of ZM Private Equity Fund II, L.P.; and Q&U Investments LLC is the managing member of 10th Lane Partners LLC, which is the managing member of 10th Lane Finance Co., LLC. Accordingly, Mr. Morgan may be deemed to have sole voting and investment power with respect to the shares held by ZM EAC LLC, ZM Private Equity Fund I, L.P., ZM Private Equity Fund II, L.P., and 10th Lane Finance Co., LLC. The address of each of the parties is 60 East 42nd Street, Suite 1400, New York, NY 10165.

(5)	Includes 3,892 shares of our common stock issuable upon settlement of RSUs held by Mr. McClaren that may be settled within 60 days of February 19, 2014.
(6)	Includes 3,243 shares of our common stock issuable upon settlement of RSUs held by Mr. Rizzuti that may be settled within 60 days of February 19, 2014.
(7)	Mr. Lau serves on our board of directors and is a member of ZM Private Equity Fund I GP, LLC, which is the general partner of ZM Private Equity Fund I, L.P., a member of ZM Private Equity Fund II GP, LLC, which is the general partner of ZM Private Equity Fund II, L.P., and member of 10th Lane Partners LLC, which is the managing member of 10th Lane Finance Co., LLC. The address of each of the parties is 60 East 42nd Street, Suite 1400, New York, NY 10165.
(8)	Consists of 4,650,123 shares owned by ZM EAC LLC, 1,580,723 shares owned by ZM Private Equity Fund I, L.P., 677,453 shares owned by ZM Private Equity Fund II, L.P., and 634,763 shares owned by 10th Lane Finance Co., LLC. Each of Messrs. Morgan and Lau disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.
(9)	Information is based on amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2014.
(10)	Information is based on amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2014.
(11)	Information is based on amendment No. 1 to Schedule 13G filed with the SEC on February 7, 2014.
(12)	Information is based on amendment No. 1 to Schedule 13G filed with the SEC on February 13, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	(1)	—	(2)	22,888

Equity compensation plans not approved by security holders	—		—		—

Total	—		—		22,888

(1)	Historically, the Company has granted RSUs that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above.
(2)	Historically, the Company has granted RSUs that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above. RSUs subject to forfeiture have a weighted average exercise price of $0.00.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation agreements and other arrangements which are described under “Executive Compensation” and the transactions described below, since January 1, 2013, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties.

ZM Private Equity Fund I, L.P., ZM Private Equity Fund II, L.P., ZM EAC LLC, and 10th Lane Finance Co., LLC, which we refer to collectively as the ZM Funds, beneficially owned approximately 54.7% of our outstanding common stock as of February 19, 2014. Two of our directors, Quinn Morgan and Kenneth Lau, are also managers of the ZM Funds.

Registration Rights

We are party to an amended and restated registration rights agreement among us and the ZM Funds, which provides that ZM EAC LLC will have the right to demand that we register its shares for sale to the public. ZM EAC LLC has the right to require that we register its shares under the Securities Act for sale to the public. If ZM EAC LLC exercises its demand registration right, ZM Private Equity Fund I, L.P. and ZM Private Equity Fund II, L.P. will have the opportunity to include their shares in the registration. We must pay all expenses, except for underwriters’ discounts and commissions, incurred in connection with the exercise of these demand registration rights.

In addition, the ZM Funds have piggyback registration rights, which means that they have the right to include their shares in any registration that we effect under the Securities Act, other than a registration effected pursuant to an exercise of demand registration rights, subject to specified exceptions. We must pay all expenses, except for underwriters’ discounts and commissions, incurred in connection with these piggyback registration rights.

We are unable to estimate the dollar value of registration rights to the holders of these rights. The amount of reimbursable expenses under the registration rights agreement depends on a number of variables, including whether registration rights are exercised incident to a primary offering by us, the form on which we are eligible to register such a transaction, and whether we have a shelf registration in place at the time of a future offering.

Subordinated Notes

On June 30, 2010, we issued the 2015 Subordinated Notes to ZM Private Equity Fund II, L.P. and certain of its affiliates at an initial interest rate of 20.0% per annum. No periodic principal or interest payments are required and the 2015 Subordinated Notes mature on June 30, 2015. Interest payments are accrued to principal on a quarterly basis. The 2015 Subordinated Notes can be prepaid at any time prior to maturity, at our option, at the original principal amount plus accrued interest without any prepayment penalties, subject to limitations under the agreement. In connection with our initial public offering in April of 2012, the interest rate on the 2015 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum.

On June 30, 2011, in connection with an amendment to our credit agreement, we issued the 2016 Subordinated Notes to ZM Private Equity Fund I, L.P. and ZM Private Equity Fund II, L.P. at an initial interest rate of 20.0% per annum. No periodic principal or interest payments are required and the 2016 Subordinated Notes on June 30, 2016.

Additionally, we issued $1.0 million in unsecured subordinated promissory notes to ZM Private Equity Funds I and II. In connection with our initial public offering in April of 2012, the interest rate on the subordinated promissory notes was amended from 20.0% per annum to 10.0% per annum.

Evergreen Helicopters, Inc. Acquisition

In June 2011, EHI, a subsidiary of EIA, entered into an amended and restated second lien credit agreement and certain related agreements, which we refer to collectively as the EIA Second Lien Credit Facility, with Wilmington Trust FSB and certain lenders listed therein, including two of the ZM Funds and certain of their affiliates. The EIA Second Lien Credit Facility provides a loan facility of up to $100.0 million, with loans bearing interest at an annual rate of 11.0% plus the greater of (a) the Prime Rate and (b) the federal funds effective rate and plus 0.5%; provided however, in no event shall the rate be lower than 5.0%, or for Eurodollar borrowing 12.0% plus LIBOR (with a 3.0% floor) plus statutory reserves, and loans being entitled to certain annual payments in kind. The EIA Second Lien Credit Facility is secured by a second lien security interest in substantially all of EIA’s and EHI’s assets, certain guarantees and other collateral. The loans under the EIA Second Lien Credit Facility mature on September 30, 2015. The EIA Second Lien Credit Facility provides that certain assets sales by EIA, including our acquisition of EHI, would require that all loans be repaid in full and loan availability be permanently reduced to zero. As of December 31, 2012, the aggregate principal amount of the outstanding obligations under the EIA Second Lien Credit Facility was approximately $119.2 million, and accrued and unpaid interest was approximately $1.5 million with two of the ZM Funds and certain of their affiliates collectively holding approximately 50.04% of this amount. From the commencement of the Second Lien Credit Facility until December 31, 2012, two of the ZM Funds and certain of their affiliates have received an aggregate of $31.9 million in principal, interest, and fees under the EIA Second Lien Credit Facility. In addition, two of the ZM Funds and certain of their affiliates were also lenders under EIA’s first lien credit facility. As of December 31, 2012, two of the ZM Funds and their affiliates were no longer lenders under EIA’s first lien credit facility. From commencement of EIA’s first lien credit facility until December 31, 2012, two of the ZM Funds and certain of their affiliates received an aggregate of $1.2 million in principal, interest and fees under EIA’s first lien credit facility.

In connection with our acquisition of EHI, we have entered into a stock purchase agreement, or the Second Lien SPA, with all of EIA’s second lien lenders, including two of the ZM Funds and their affiliates, pursuant to which we would issue 3,375,527 shares of our preferred stock to EIA’s second lien lenders. To facilitate our acquisition of EHI, the second lien lenders, including two of the ZM Funds and certain of their affiliates, have executed certain waivers and consents pursuant to the Second Lien Credit Facility.

In connection with our acquisition of EHI, two of the ZM Funds and their affiliates received 1,689,155 shares of our preferred stock as repayment of $20.0 million of principal of their pro rata share of the EIA Second Lien Credit Facility. In addition, two of the ZM Funds and certain of their affiliates forgave $2.5 million of their pro rata share of the EIA Second Lien Credit Facility in connection with the EHI acquisition and retained approximately $37.9 million in the EIA Second Lien Credit Facility. In addition, we are also issued 632,911 shares of our preferred stock to EIA’s first lien lenders in connection with our acquisition of EHI and certain of those first lien lenders have sold their shares to certain of the EIA second lien lenders, including two of the ZM Funds and certain of their affiliates. A total of 1,984,680 shares of our preferred stock were issued to two of the ZM Funds and their affiliates (including shares that two of the ZM Funds and certain of their affiliates have purchased from the EIA first lien lenders). The Series A Preferred Stock converted according to its terms, at our option, into an equal number of shares of our common stock, on August 20, 2013, following obtaining stockholder approval of the issuance of shares of our common stock upon such conversion under NASDAQ Marketplace Rules.

2015 Notes and 2016 Notes

Two of the ZM Funds and their affiliates hold 100.0% of our 2015 Subordinated Notes and 2016 Subordinated Notes, which as of December 31, 2012 had a principal balance of $26.7 million. On June 30, 2010, we issued the 2015 Subordinated Notes with an aggregate principal amount of $8.5 million to ZM Private Equity Fund II, L.P. and certain of its affiliates with an interest rate of 20.0% per annum. No periodic principal or interest payments are required and the 2015 Subordinated Notes mature on June 30, 2015. Interest payments are accrued to principal on a quarterly basis. The 2015 Subordinated Notes can be prepaid at any time prior to maturity, at our option, at the original principal amount plus accrued interest without any prepayment penalties, subject to certain limitations. On June 30, 2011, we issued $11.0 million of 2016 Subordinated Notes to ZM Private Equity Fund I, L.P. and ZM Private Equity Fund II, L.P. in connection with an amendment to our existing credit agreement, which mature on June 30, 2016. The 2016 Subordinated Notes have identical economic terms as the 2015 Subordinated Notes. Upon completion of our initial public offering in April of 2012, the interest rate on each of the 2015 Subordinated Notes and 2016 Subordinated Notes was adjusted from 20.0% per annum to 10.0% per annum. In connection with the transactions contemplated by the EHI acquisition all of the 2015 Subordinated Notes and 2016 Subordinated Notes will be repaid in full to two of the ZM Funds and their affiliates.

Transaction Fee

In connection with the EHI acquisition, 10th Lane Partners, LLC, an entity controlled by Q&U Investments, LLC and affiliated with Quinn Morgan, one of our directors, was entitled to receive a fee of $2.5 million from us in consideration for services rendered to us by 10th Lane Partners, LLC, its affiliates and employees, and the fee was paid on May 2, 2013.

Director Independence

Our board of directors has determined that, other than Mr. Rieder, our President and Chief Executive Officer, and Messrs. Lau and Morgan, each of the current members of the board of directors is an “independent director” for purposes of the Nasdaq Listing Rules and Rule 10A-3(b)(1) under the Exchange Act, as the term applies to membership on the board of directors and the various committees of the board of directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2013 and 2012 by Grant Thornton:

	Fiscal 2013	Fiscal 2012
Audit fees(1)	641,340	419,761
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.
(4)	All other fees consist of fees for products and services other than the services reported above.

None of the services related to audit-related fees, tax fees or all other fees described above was approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accounting firm in accordance with this pre-approval.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of Erickson Air Crane Incorporated are included in “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Erickson Air-Crane Incorporated, dated April 10, 2012.		S-1/A	3.3	333-166752	3/21/2012

3.2	Second Amended and Restated Bylaws of Erickson Air-Crane Incorporated, dated April 10, 2012.		S-1/A	3.4	333-166752	1/30/2012

4.1	Amended and Restated Registration Rights Agreement by and between Erickson Air-Crane Incorporated and other parties, dated April 21, 2010.		S-1	4.1	333-166752	5/12/2010

4.2	Indenture related to the 8.25% Second Priority Senior Secured Notes due 2020, among Erickson Air-Crane Incorporated, the guarantors named therein and Wilmington Trust, National Association as trustee and collateral agent (including forms of 8.25% Second Priority Senior Secured Notes due 2020), dated May 2, 2013.		8-K	4.1	001-35482	5/8/2013

4.3	Registration Rights Agreement, among Erickson Air-Crane Incorporated and certain of its subsidiaries named therein, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Stifel Nicolaus & Company, Incorporated and Imperial Capital, LLC, dated May 2, 2013.		8-K	4.2	001-35482	5/8/2013

4.4	Certificate of Designation, filed on May 2, 2013		8-K	4.3	001-35482	5/8/2013

10.1	Form of Indemnification Agreement by and between Erickson Air-Crane and each of its directors and officers and some employees.		S-1	10.1	333-166752	5/12/2010

10.2*	Erickson Air-Crane Incorporated 2012 Long-Term Incentive Plan, dated April 10, 2012.		S-1/A	10.21	333-166752	3/21/2012

10.3*	Form of Restricted Stock Unit Agreement.		S-1/A	10.21(a)	333-166752	3/21/2012

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.4	Amendment to Promissory Note issued by Erickson Air-Crane Incorporated, dated April 16, 2012.		S-1/A	10.27	333-166752	4/4/2012

10.5*	Amended and Restated Executive Employment Agreement between Udo Rieder and Erickson Air-Crane Incorporated, dated April 22, 2010.		S-1	10.7	333-166752	5/12/2010

10.6*	Amended and Restated Executive Employment Agreement between Charles E. Ryan and Erickson Air-Crane Incorporated, dated April 22, 2010.		S-1	10.8	333-166752	5/12/2010

10.7*	Amended and Restated Executive Employment Agreement between H.E. “Mac” McClaren and Erickson Air-Crane Incorporated, dated April 22, 2010.		S-1	10.10	333-166752	5/12/2010

10.8*	Executive Employment Agreement between Edward T. Rizzuti and Erickson Air-Crane Incorporated, effective as of January 1, 2012.		S-1/A	10.11	333-166752	1/30/2012

10.9*	Offer Letter between Gary Zamieroski and Erickson Air-Crane Incorporated, dated February 24, 2012.		S-1/A	10.12	333-166752	3/28/2012

10.10	Exclusive Use Helicopter Services Large Fire Support Agreement between the U.S. Forest Service and Erickson Air-Crane Incorporated, dated December 16, 2011.		S-1/A	10.15	333-166752	3/6/2012

10.11	Aircraft Purchase Agreement in Respect of One (1) Erickson S-64F Aircraft Manufacturer’s Serial Number 64095 between San Diego Gas & Electric Company and Erickson Air-Crane, Incorporated, dated October 1, 2012.		10-K	10.11	001-35482	3/8/2012

10.12	Contract No. 4600002272, by and between NAMSA and Erickson Air-Crane Incorporated, dated May 23, 2012.		8-K	10.1	001-35482	5/29/2012

10.13	Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated June 24, 2010.		S-1/A	10.17	333-166752	10/5/2012

10.14	First Amendment to Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated November 15, 2010.		S-1/A	10.17(a)	333-166752	12/5/2011

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.15	Second Amendment to Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated December 31, 2010.		S-1/A	10.17(b)	333-166752	12/5/2011

10.16	Third Amendment to Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated May 19, 2011.		S-1/A	10.17(c)	333-166752	12/5/2011

10.17	Fourth Amendment to Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated June 30, 2011.		S-1/A	10.17(d)	333-166752	12/5/2011

10.18	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund II, L.P., dated June 30, 2010; Promissory Note issued by Erickson Air-Crane, Incorporated to 10th Lane Finance Co., LLC, dated June 30, 2010.		S-1/A	10.18	333-166752	9/10/2010

10.19	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund I, L.P., dated June 30, 2011.		S-1/A	10.23	333-166752	12/5/2011

10.20	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund I, L.P., dated June 30, 2011.		S-1/A	10.24	333-166752	12/5/2011

10.21	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund II, L.P., dated June 30, 2011.		S-1/A	10.25	333-166752	12/5/2011

10.22	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund II, L.P., dated June 30, 2011.		S-1/A	10.26	333-166752	12/5/2011

10.23	Stock Purchase Agreement, by and among Evergreen International Aviation, Inc., Evergreen Helicopters, Inc., Erickson Air-Crane Incorporated, EAC Acquisition Corporation, and solely with respect to Section 6.10 thereof, Mr. Delford M. Smith, dated March 18, 2013.		8-K	99.1	001-35482	3/20/2013

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.24	First Lien Securities Purchase Agreement, by and among Erickson Air-Crane Incorporated, Evergreen International Aviation, Inc., and each of the persons listed on Exhibit A thereto, dated March 18, 2013.		8-K	99.2	001-35482	3/20/2013

10.25	Second Lien Stock Purchase Agreement, by and among Erickson Air-Crane Incorporated, Evergreen International Aviation, Inc., and each of the persons listed on Exhibit A thereto, dated March 18, 2013.		8-K	99.3	001-35482	3/20/2013

10.26	Term Sheet for the Acquisition by Erickson Air-Crane Incorporated of Air Amazonia Serviços Aéreos Ltda. and the Purchase by Erickson of Certain Aircraft		8-K	99.1	001-35482	3/7/2013

10.27	Purchase Agreement among Erickson Air-Crane Incorporated and certain of its subsidiaries named therein, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Stifel Nicolaus & Company, Incorporated and Imperial Capital, LLC, dated April 25, 2013.		8-K	10.1	001-35482	5/1/2013

10.28	Credit Agreement by and among Erickson Air-Crane Incorporated and Evergreen Helicopters, Inc., as Borrowers, Wells Fargo Bank, National Association, as Administrative Agent, Lead Arranger, Book Runner, Syndication Agent, and Documentation Agent, and other lender parties thereto, dated May 2, 2013.		8-K	10.1	001-35482	5/8/2013

10.29	Guaranty and Security Agreement among the Persons listed on the signature pages thereof as “Grantors” and those additional entities that become parties thereto by executing the form of Joinder attached thereto and Wells Fargo Bank, National Association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein) , dated May 2, 2013.		8-K	10.2	001-35482	5/8/2013

10.30	Form of Aircraft and Engine Security Agreement among Erickson Air-Crane Incorporated and Wells Fargo Bank, National Association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein), dated May 2, 2013.		8-K	10.3	001-35482	5/8/2013

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.31	Intercreditor Agreement entered into by and between Wells Fargo Bank, National Association, in its capacity as administrative agent under the First Lien Documents (as defined therein), including its successors and assigns in such capacity from time to time, and Wilmington Trust, National Association, not in its individual capacity, but solely in its capacity as trustee under the Second Lien Notes Indenture (as defined therein) and collateral agent under the Second Lien Documents (as defined therein), dated May 2, 2013.		8-K	10.4	001-35482	5/8/2013

10.32	Patent Security Agreement by and among the Grantors listed on the signature pages thereof and Wells Fargo Bank, National Association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein), dated May 2, 2013.		8-K	10.5	001-35482	5/8/2013

10.33	Trademark Security Agreement by and among the Grantors listed on the signature pages thereof and Wells Fargo Bank, National Association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein), dated May 2, 2013.		8-K	10.6	001-35482	5/8/2013

10.34	Security Agreement among the Persons listed on the signature pages thereof as “Grantors” and those additional entities that become parties thereto by executing the form of Joinder attached thereto and Wilmington Trust, National Association, in its capacity as collateral agent for the Secured Parties (as defined therein), dated May 2, 2013.		8-K	10.7	001-35482	5/8/2013

10.35	Form of Aircraft and Engine Security Agreementamong the Persons listed on the signature pages thereof as “Grantors” and those additional entities that become parties thereto by executing the form of Joinder attached thereto and Wilmington Trust, National Association, in its capacity as collateral agent for the Secured Parties (as defined therein) , dated May 2, 2013.		8-K	10.8	001-35482	5/8/2013

10.36	Amendment Number One to Credit Agreement, Amendment Number One to Guaranty and Security Agreement, and Waiverby and among Erickson Air-Crane Incorporated and Evergreen Helicopters, Inc., as Borrowers, Wells Fargo, as Administrative Agent, Lead Arranger, Book Runner, Syndication Agent, and Documentation Agent, and other lender parties thereto, June 14, 2013.		8-K	10.1	001-35482	6/18/2013

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.37	Joinder No. 1 to Guaranty and Security Agreement and Intercompany Subordination Agreement by and between Evergreen Unmanned Systems, Inc. and Wells Fargo, as agent for the lenders, dated as of June 14, 2013.		8-K	10.2	001-35482	6/18/2013

10.38	Line of Credit Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing with the Trustee and Wells Fargo, as administrative agent for the lender group.		8-K	10.3	001-35482	6/18/2013

10.39	Line of Credit Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing with the Trustee and Wilmington Trust, as administrative agent for the secured parties.		8-K	10.4	001-35482	6/18/2013

10.40	Quota Purchase Agreement by and among the Company, Air Amazonia, and HRT and certain of its affiliates, dated July 19, 2013.		8-K	10.1	001-35482	7/25/13

10.41	Aircraft Purchase Agreement by and among the Company, Air Amazonia, and HRT and certain of its affiliates, dated July 19, 2013.		8-K	10.2	001-35482	7/25/13

10.42	2013 Retention Bonus Plan.*		8-K	10.3	001-35482	7/25/13

10.43	Amendment Number Five to Credit Agreement and Amendment Number Two to Guaranty and Security Agreement by and among Erickson Air-Crane Incorporated and Evergreen Helicopters, Inc., as Borrowers, Wells Fargo, as Administrative Agent, Lead Arranger, Book Runner, Syndication Agent, and Documentation Agent, and other lender parties thereto, dated March 11, 2014.	X

21.1	Subsidiaries of Erickson Air-Crane, Incorporated.	X

23.1	Consent of Grant Thornton LLP.	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

101INS**	XBRL Instance Document	X

101SCH**	XBRL Taxonomy Extension Schema Document	X

101CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101DEF**	XBRL Taxonomy Extension Definition Linkbase Document	X

101LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

101PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Denotes a compensatory plan, contract or arrangement, in which the Registrant’s directors or executive officers may participate.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 13, 2014	ERICKSON AIR-CRANE INCORPORATED

		By:	/s/ Udo Rieder

Udo Rieder Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Udo Rieder and Eric Struik and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Udo Rieder Udo Rieder	Chief Executive Officer and Director (principal executive officer)	March 13, 2014

/s/ Eric Struik Eric Struik	Chief Financial Officer (principal financial officer)	March 13, 2014

/s/ Quinn Morgan Quinn Morgan	Director, Chairman of the Board	March 13, 2014

/s/ Kenneth Lau Kenneth Lau	Director	March 13, 2014

/s/ Hank Halter Hank Halter	Director	March 13, 2014

/s/ Gary R. Scott Gary R. Scott	Director	March 13, 2014

/s/ Meredith Siegfried Meredith Siegfried	Director	March 13, 2014

/s/ James L. Welch James L. Welch	Director	March 13, 2014