Form 10-Q
period 2014-03-31
ERICKSON INC.
filed 2014-05-08
CIK 1490165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-35482

ERICKSON INCORPORATED

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 1, 2014, 13,810,936 shares of common stock, par value $0.0001, were outstanding.

	PART I. FINANCIAL INFORMATION	Page

Item 1.	FINANCIAL STATEMENTS (Unaudited):	3

	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2014 AND DECEMBER 31, 2013	3

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013	4

	CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND YEAR ENDED DECEMBER 31, 2013	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013	6

	NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

Item 4.	CONTROLS AND PROCEDURES	35

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	35

Item 6.	EXHIBITS	36

SIGNATURES		37

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERICKSON INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$3,210	$1,881
Restricted cash	2,543	2,883
Accounts receivable, net of allowances for doubtful accounts of $654 and $991 in 2014 and 2013, respectively	52,270	65,987
Prepaid expenses and other current assets	3,972	3,360
Income tax receivable	1,106	135
Deferred tax assets	3,605	3,715

Total current assets	66,706	77,961

Aircraft support parts, net	134,568	126,696
Aircraft, net	134,357	127,179
Property, plant and equipment, net	112,594	109,382
Goodwill	235,122	234,978
Other intangible assets, net	21,878	22,484
Other non-current assets	26,828	28,625

Total assets	$732,053	$727,305

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$31,062	$29,035
Accrued and other current liabilities	39,516	41,233
Income tax payable	—	621

Total current liabilities	70,578	70,889

Long-term debt	16,198	16,160
Long-term revolving credit facilities	83,553	68,086
Long-term notes payable	355,000	355,000
Other long-term liabilities	2,113	1,819
Uncertain tax positions	5,669	5,669
Deferred tax liabilities	12,656	16,775

Total liabilities	545,767	534,398
Stockholders’ equity (deficit):
Common stock; $0.0001 par value; 110,000,000 shares authorized; 13,789,534 and 13,787,914 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	180,528	179,954
Retained earnings (accumulated deficit)	4,510	12,104
Accumulated other comprehensive income (loss), net of tax	288	(42)

Total stockholders’ equity (deficit) attributable to Erickson Incorporated	185,327	192,017

Noncontrolling interest	959	890

Total stockholders’ equity (deficit)	186,286	192,907

Total liabilities and stockholders’ equity	$732,053	$727,305

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Net revenues:	$74,184	$36,940
Cost of revenues	65,904	27,666

Gross profit	8,280	9,274

Operating expenses:
General and administrative	6,797	6,311
Research and development	1,318	913
Selling and marketing	2,988	2,390

Total operating expenses	11,103	9,614

Operating income (loss)	(2,823)	(340)
Other income (expense):
Interest income (expense), net	(8,753)	(1,357)
Amortization of debt issuance costs	(621)	(322)
Unrealized foreign exchange gain (loss)	217	206
Realized foreign exchange gain (loss)	(57)	(37)
Gain (loss) on disposal of equipment	130	—
Other income (expense), net	(188)	(281)

Total other income (expense)	(9,272)	(1,791)

Net income (loss) before income taxes and noncontrolling interest	(12,095)	(2,131)
Income tax expense (benefit)	(4,570)	(1,136)

Net income (loss)	(7,525)	(995)
Less: Net (income) loss related to noncontrolling interest	(69)	(221)

Net income (loss) attributable to Erickson Incorporated and common stockholders	$(7,594)	$(1,216)

Net income (loss)	$(7,525)	$(995)
Other comprehensive income (loss):
Foreign currency translation adjustment	330	(129)

Comprehensive income (loss)	(7,195)	(1,124)
Comprehensive (income) loss attributable to noncontrolling interest	(69)	(180)

Comprehensive income (loss) attributable to Erickson Incorporated	$(7,264)	$(1,304)

Net income (loss) per share attributable to common stockholders
Basic	$(0.55)	$(0.13)

Diluted	$(0.55)	$(0.13)

Weighted average shares outstanding
Basic	13,789,426	9,727,127

Diluted	13,789,426	9,727,127

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data)

(Unaudited)

										Total
										Stockholders’
								Retained	Accumulated	Equity		Total
	Preferred		Common Stock				Additional	Earnings	Other	(Deficit) Of	Noncontrolling	Stockholders’
	Stock		Class A		Common Stock		Paid-in	(Accumulated	Comprehensive	Erickson	Interest	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Incorporated	Amount	(Deficit)
Balance at December 31, 2012	—	—	—	—	9,726,785	1	101,833	2,447	71	104,352	1,016	105,368
Issuance of Series A Preferred Stock	4,008,439	78,044	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(341)	(341)
Issuance of Restricted Stock Units	—	—	—	—	87,634	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	792	—	—	792	—	792
Conversion of Series A Preferred Stock to Common Stock	(4,008,439)	(78,044)	—	—	4,008,439	—	78,044	—	—	78,044	—	78,044
Shares withheld for payment of taxes	—	—	—	—	(34,944)	—	(715)	—	—	(715)	—	(715)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	9,657	—	9,657	209	9,866
Foreign currency translation	—	—	—	—	—	—	—	—	(113)	(113)	6	(107)
Comprehensive income (loss)												9,759

Balance at December 31, 2013	—	$—	—	$—	13,787,914	$1	$179,954	$12,104	$(42)	$192,017	$890	$192,907
Issuance of Restricted Stock Units	—	—	—	—	1,620	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	160	—	—	160	—	160
Proceeds from shareholder, net	—	—	—	—	—	—	414	—	—	414	—	414
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	(7,594)	—	(7,594)	69	(7,525)
Foreign currency translation	—	—	—	—	—	—	—	—	330	330	—	330
Comprehensive income (loss)												(7,195)

Balance at March 31, 2014	—	$—	—	$—	13,789,534	$1	$180,528	$4,510	$288	$185,327	$959	$186,286

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Cash flows from operating activities:
Net income (loss)	$(7,525)	$(995)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,953	5,400
Deferred income taxes	(3,984)	(1,533)
Non-cash interest expense on debt	37	657
Stock-based compensation	160	180
Amortization of debt issuance costs	621	322
Gain on sale of equipment	(130)	—
Changes in operating assets and liabilities:
Accounts receivable	13,876	(6,252)
Prepaid expenses and other current assets	(599)	(1,669)
Income tax receivable, net	158	527
Aircraft support parts, net	(7,864)	(7,282)
Other non-current assets	1,545	—
Accounts payable	1,995	(316)
Accrued and other current liabilities	(4,043)	4,673
Other long-term liabilities	294	—

Net cash provided by (used in) operating activities	2,494	(6,288)

Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(17,483)	(2,924)
Restricted cash	200	(50)
Decrease (increase) in other assets	—	(35)

Net cash provided by (used in) investing activities	(17,283)	(3,009)

Cash flows from financing activities:
Proceeds from shareholders, net	414	—
Repayments of credit facilities	(24,400)	(59,270)
Borrowings from credit facilities	39,867	68,590
Debt issuance costs	(230)	(199)

Net cash provided by (used in) financing activities	15,651	9,121

Effect of foreign currency exchange rates on cash and cash equivalents	467	31

Net increase (decrease) in cash and cash equivalents	1,329	(145)
Cash and cash equivalents at beginning of period	1,881	1,468

Cash and cash equivalents at end of period	$3,210	$1,323

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,269	$758
Cash paid for (received from) income taxes, net	$486	$(105)

The accompanying notes are an integral part of these financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of the Business

The consolidated financial statements include the accounts of Erickson Incorporated (“EAC”) and its subsidiaries and affiliated companies: EAC Acquisition Corporation (“EAC Acq.”), Erickson Helicopters, Inc. and its subsidiaries (“EHI”, formerly known as Evergreen Helicopters, Inc.), CAC Development Ltd. (“Canada”), Canadian Air-Crane Ltd. (“CAC”), Erickson Air-Crane Malaysia Sdn. Bhd. (“EACM”), European Air-Crane S.p.A. (“EuAC”), Air Amazonia Serviços Aeronáuticos Ltda. (“Air Amazonia”) and Dutch Air-Crane B.V. (“DAC”) (collectively referred to as “the Company”). EuAC owns a 60% equity interest in Societa Italiania de Manutenzioni Aeroautiche S.p.A. (“SIMA”), which is an aircraft maintenance organization located in Lucca, Italy; and EACM owns a 49% equity interest in Layang-Layang Services Sdn. Bhd., which provides aircraft rental services in Malaysia.

As of March 31, 2014, the Company owned a fleet of 20 heavy lift helicopters, comprised of 13 S-64E and seven S-64F model Aircranes, and 36 medium and light lift aircraft of varying model types, comprised of 28 rotor wing aircraft and 8 fixed-wing aircraft. As of March 31, 2014, the Company leased a fleet of 34 medium and light lift aircraft of varying types, comprised of 29 rotary wing aircraft and 5 fixed-wing aircraft. The Company’s fleet operations span the globe, including a presence in North America, South America, Europe, the Middle East, Africa, Asia, Australia and Turkey. As of March 31, 2014, 25 of the owned aircraft and 21 of the leased aircraft were deployed outside of North America. Of the total fleet of 90 aircraft, 67 were air-worthy and available to be on contract with customers as of March 31, 2014.

The Company owns the Type Certificate and Production Certificate for the S-64 Aircrane which gives it the authorization to convert and remanufacture the S-64 Aircrane for its own use or to sell to third parties. The Company holds a Type Certificate issued by the European Aviation Safety Agency (“EASA”) certifying the S-64F model which allows the Aircrane to be sold to third parties in the European Union. The Company holds a Repair Station Certificate which allows the Company to repair and overhaul airframes and components for Aircranes and certain other aircraft, and the Company owns the Type Certificate for engines used in the S-64 Aircrane.

Fiscal 2014

On April 1, 2014, the Company completed a rebranding initiative which included the following changes in legal names of entities: Erickson Air-Crane, Incorporated became Erickson Incorporated, Evergreen Helicopters, Inc. became Erickson Helicopters, Inc., and Evergreen Helicopters of Alaska, Inc. became Erickson Transport, Inc.

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

On September 3, 2013, the Company completed its acquisition of Air Amazonia, which included a fleet of six rotor wing aircraft and ground facilities. This fleet serves oil and gas activities in the Solimoes region of Brazil. In addition to the acquired fleet, the Company also has the right of first refusal to purchase any or all of HRT’s remaining 8 aircraft over the 12 months from the closing date of the acquisition and the right of first refusal on all helicopter services in the Solimoes region of Brazil from HRT as operator, as well as on all helicopter services in all of Brazil (including offshore) from HRT (see “Note 6 — Acquisitions”).

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted; however, the unaudited consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of December 31, 2013 included in the Company’s annual report on Form 10-K filed with the SEC on March 14, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In order to conform to current period presentation, reclassification has been made to prior period amounts of amortization of deferred overhauls on the consolidated statements of cash flows to reflect the balance sheet reclassification of deferred overhauls from aircraft support parts, net to property, plant, and equipment, net conform to current period presentation. Such reclassification had no effect on previously reported consolidated statements of stockholders’ equity or statements of comprehensive income (loss) or on prior period consolidated balance sheets presented herein.

Recent Accounting Pronouncements

In July 2013, the FASB issued accounting standards update (“ASU”) No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to resolve the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Although permitted by the ASU, the Company did not elect early adoption or retrospective application. As such, the ASU became effective prospectively for the Company as of its first quarter of 2014. As of March 31, 2014, the Company did not have any unrecognized tax benefits that meet the conditions described by the ASU; accordingly, the ASU did not have any impact on the Company’s results of operations or financial position.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2014 that are of significance, or potential significance, to the Company.

Note 3. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Trade accounts receivable	$48,056	$60,190
Other receivables	4,868	6,788
Less: allowance for doubtful accounts	(654)	(991)

	$52,270	$65,987

During the quarter ended March 31, 2014, the Company had a net recovery of bad debt of $0.3 million, and during the quarter ended March 31, 2013, the Company had bad debt expense of $0.3 million.

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

The following is a summary of customers that accounted for at least 10% of the total current and non-current trade receivables for the Company as of March 31, 2014 or December 31, 2013:

	March 31, 2014	December 31, 2013
Fluor	16.9%	19.4%
Hellenic Fire Brigade(1)	10.5%	8.5%
Army Contracting Command – Rock Island	9.7%	13.8%

	37.1%	41.7%

(1)	On May 23, 2012, the Company entered into a three year agreement with the NATO Maintenance and Supply Agency (“NAMSA”), pursuant to which the Company agreed to supply aerial firefighting services in Greece for the 2012 to 2014 firefighting seasons. Prior to the agreement with NAMSA, the Company contracted directly with the Hellenic Fire Brigade to provide firefighting services in Greece. At March 31, 2014, the receivable from Hellenic Fire Brigade was classified in other non-current assets due to the long-term nature of obtaining resolution regarding the Company’s permanent establishment status in Greece.

The following is a summary of customers that accounted for at least 10% of the Company’s net revenues for the quarter ended March 31, 2014 or March 31, 2013:

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Fluor	20.4%	—%
Kestrel (Australia)(1)	14.9%	—%
Army Contracting Command – Rock Island	11.2%	—%
Helicorp (Australia)(1)	—%	39.4%

	46.5%	39.4%

(1)	The Company’s firefighting contract in Australia was with Kestrel during the quarter ended March 31, 2014 and Helicorp for the quarter ended March 31, 2013.

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

Note 4. Aircraft Support Parts, net

Aircraft support parts, net consists of aircraft parts and work-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized in aircraft support parts include materials, labor, and operating overhead. Work-in-process consists of remanufactured aircraft in various stages of production and in-process aircraft support parts. Upon completion of an aircraft remanufacture, based on the demand for the Company’s services, the Company may transfer an aircraft into its fleet. As of March 31, 2014 and December 31, 2013, there were zero aircraft being remanufactured.

Aircraft support parts consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Aircraft parts	$123,292	$115,400
Work-in-process(1)	17,216	17,296
Less: Excess and obsolete reserve	(5,940)	(6,000)

	$134,568	$126,696

Note 5. Aircraft and Property, Plant and Equipment

Aircraft consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Aircraft	$160,592	$151,044
Less: Accumulated depreciation	(26,235)	(23,865)

	$134,357	$127,179

Property, plant, and equipment consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land and land improvements	$308	$308
Buildings	7,569	7,597
Vehicles and equipment	31,795	29,598
Deferred overhauls, net	72,908	68,773
Construction-in-progress	17,906	19,923

	130,486	126,199
Less: Accumulated depreciation and amortization	(17,892)	(16,817)

	$112,594	$109,382

During the quarters ended March 31, 2014 and March 31, 2013, depreciation expense was $4.2 million and $2.7 million, respectively. During the quarters ended March 31, 2014 and 2013, amortization expense associated with deferred overhauls was $3.2 million and $2.7 million, respectively.

Note 6. Acquisitions

Pro Forma Results of Operations (Unaudited)

The following pro forma information presents a summary of the Company’s results of operations assuming the EHI acquisition had occurred at the beginning of the period presented. The pro forma results include the straight-line amortization associated with acquired intangible assets consisting of customer relationships of $19.3 million amortized over a period of nine years and trade names of $0.4 million amortized over a period of six months, fair value adjustments to depreciable property, plant, and equipment assets, and interest expense associated with debt used to fund the acquisition. The following pro forma information assumes the shares of Series A Preferred Stock had converted into the same number of shares of common stock at the beginning of the period presented. To better reflect the combined operating results, significant nonrecurring acquisition-related expenses directly attributable to the transaction have been excluded. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma information is not necessarily indicative of the results that would have occurred if the acquisition had been completed at the beginning of the period presented, nor is it necessarily indicative of future results.

Quarter Ended March 31, 2013
Net revenues	$81,668
Net income (loss) attributable to common stockholders	(1,383)
Net income (loss) per share attributable to common stockholders:
Basic	(0.10)
Diluted	(0.10)
Weighted average shares outstanding(1):
Basic	13,735,566
Diluted	13,735,566

(1)	Weighted average shares outstanding for the purposes of the above pro forma calculation assume the Convertible Redeemable Preferred Stock of 4,008,439 shares converted to the same number of shares of common stock at the beginning of the period presented.

Total net revenues of $42.8 million for EHI and net income before income taxes and noncontrolling interest of $4.4 million for EHI were included in the consolidated statements of comprehensive income (loss) for the quarter ended March 31, 2014.

During the quarters ended March 31, 2014 and March 31, 2013, the Company incurred approximately $0.7 million and $2.0 million in EHI acquisition and integration-related expenses, respectively, which are included in general and administrative expenses.

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

In connection with the acquisition of Air Amazonia, consideration transferred included cash of $23.1 million at closing for the business, which includes a fully-operational fleet of six rotary-wing aircraft of varying types and mission capabilities, and an additional $3.0 million due within 12 months of closing.

During the quarters ended March 31, 2014 and March 31, 2013, the Company incurred approximately $0.1 million and $0.3 million in Air Amazonia acquisition and integration-related expenses, respectively, which are included in general and administrative expenses.

The assets purchased and liabilities assumed for Air Amazonia have been reflected in the Company’s consolidated balance sheet as of March 31, 2014 and December 31, 2013, and the results of operations of Air Amazonia are included in the Company’s consolidated statements of comprehensive income (loss) since the closing date of the acquisition. The preliminary assessment included aircraft of $20.0 million and goodwill and other intangible assets of $6.6 million. The Company is in the process of finalizing the purchase accounting related to the acquisition, including the working capital adjustment under the purchase agreement, goodwill, other intangible assets, and certain tax assets and liabilities; thus, the estimated amounts presented herein are subject to change.

Note 7. Other Intangible Assets, net

Other intangible assets, net consisted of the following (in thousands):

	Useful Life	March 31,	December 31,
	(in years)	2014	2013
Customer Relationships (EHI)	9	$19,300	$19,300
Customer Relationships (Air Amazonia)	9	2,500	2,500
Type Certificate(1)	Indefinite	2,205	2,205

		24,005	24,005
Less: accumulated amortization		(2,127)	(1,521)

Total other intangible assets, net		$21,878	$22,484

(1)	The Type Certificate included in intangible assets is the Type Certificate for engines used in the Aircrane, purchased individually during 2013.

During the quarter ended March 31, 2014, amortization expense for intangible assets was $0.6 million and was recorded in cost of sales. Estimated amortization expense for intangible assets for future periods, including remaining amounts to be recorded in 2014 as of March 31, 2014, is as follows (in thousands):

Intangible Asset Amortization
2014	$1,817
2015	2,422
2016	2,422
2017	2,422
2018	2,422
Thereafter	8,169

Total	$19,674

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Payroll and related taxes	$11,300	$12,004
Deferred maintenance on aircraft	4,421	9,694
Interest	12,660	5,142
Deferred revenue	996	1,210
Other	10,139	13,183

Total	$39,516	$41,233

Note 9. Debt

Outstanding debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
2020 Senior Notes	$355,000	$355,000
Revolving Credit Facility	83,553	68,086
2020 subordinated notes, net of discount	16,198	16,160

	$454,751	$439,246

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

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at March 31, 2014 and December 31, 2013 was $355.0 million.

A total of $46.0 million of the net proceeds were initially deposited in escrow, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, to be used toward the acquisition of Air Amazonia. Pursuant to the terms of the 2020 Senior Notes, these proceeds of the offering were not released from escrow to consummate the Air Amazonia acquisition before July 31, 2013, and as a result, an aggregate principal amount of 2020 Senior Notes equal to $45.0 million were redeemed, on a pro rata basis, on August 5, 2013 pursuant to a special mandatory redemption, at a price equal to 100% of the principal amount of the 2020 Senior Notes being redeemed, plus accrued and unpaid interest to, but not including, August 5, 2013. The Company funded the purchase price of the Air Amazonia acquisition with borrowings from its Revolving Credit Facility during 2013 (see “Note 6 —Acquisitions”).

On May 2, 2014, the Company commenced an offer to exchange all $355.0 aggregate principal amount of the 2020 Senior Notes, which were not registered under the Securities Act of 1933, for an equal principal amount of new 8.25% Second Priority Senior Secured Notes due 2020 which are substantially identical except that they will be registered under the Act and will not bear any legend restricting their transfer (see “Note 20 —Subsequent Events”).

Revolving Credit Facility

On May 2, 2013, the Company entered into the Revolving Credit Facility, providing a new $100.0 million, five-year revolving credit facility with a group of financial institutions led by Wells Fargo Bank N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA. On June 14, 2013, the Revolving Credit Facility was amended to increase the maximum aggregate amount that the Company may borrow from $100.0 million to $125.0 million, and on March 11, 2014 it was amended to increase the maximum amount that the Company may borrow to $140.0 million. The interest rate under the Revolving Credit Facility is 225-450 basis points over LIBOR/Prime base rate depending on the Company’s senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes and the Company used a portion of the proceeds to fund the purchase price of the Air Amazonia acquisition.

The Company and each of the Company’s current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the Revolving Credit Facility on a senior secured first lien basis.

The Revolving Credit Facility contains certain financial covenants as of March 31, 2014, including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is greater than $16.8 million or 1.05:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is less than or equal to $16.8 million. The Revolving Credit Facility also imposes an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions. The Company was in compliance with the financial covenants as of March 31, 2014 and December 31, 2013.

The Revolving Credit Facility includes mandatory prepayment requirements for the certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that the Company receives as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at March 31, 2014 and December 31, 2013 was $83.6 million and $68.1 million, respectively. The weighted average interest rate for borrowings under the Revolving Credit Facility for the quarter ended March 31, 2014 was 5.15%. The interest rate at March 31, 2014 and December 31, 2013 was 5.25% and 5.06%, respectively. As of March 31, 2014 and December 31, 2013 the Company had $0.9 million and $5.1 million in outstanding standby letters of credit under the Revolving Credit Facility, respectively, and maximum borrowing availability was $55.6 million and $51.8 million as of March 31, 2014 and December 31, 2013, respectively.

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

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. As of March 31, 2014 and December 31, 2013, the carrying value of the 2020 Subordinated Notes was $16.2 million, made up of the face value of $17.5 million net of the unamortized discount of $1.3 million. The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00% during the quarter ended March 31, 2014.

Advance from Cambiano

EuAC is party to an Amended Agreement with Banca Di Credito Cooperativo Di Cambiano (“Cambiano”) whereby EuAC may request advances up to €4.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. There were no advances outstanding as of March 31, 2014 and December 31, 2013. The agreement may be canceled by either party at any time.

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

Note 10. Consolidating Financial Information

Certain of the Company’s subsidiaries have guaranteed its obligations under the $355.0 million outstanding principal amount of 8.25% notes due 2020. The following presents the condensed consolidating financial information for:

•	Erickson Incorporated (the “Parent Company”), the issuer of the guaranteed obligations;

•	Guarantor subsidiaries, on a combined basis, as specified in the indenture related to the Company’s obligations under the 2020 Senior Notes;

•	Non-guarantor subsidiaries, on a combined basis;

•	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in the Company’s subsidiaries, and (c) record consolidating entries; and

•	Erickson Incorporated and Subsidiaries on a consolidated basis

Each guarantor subsidiary was 100% owned by the Parent Company as of the date of each condensed consolidating balance sheet presented. The 2020 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. All figures presented are in thousands. Figures presented as of March 31, 2014 and for the quarter ended March 31, 2014 are unaudited.

	Condensed Consolidating Balance Sheet March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10	$—	$3,200	$—	$3,210
Restricted cash	152	364	2,027	—	2,543
Accounts receivable, net	12,405	30,796	8,996	73	52,270
Prepaid expenses and other current assets	2,143	915	914	—	3,972
Income tax receivable	10	—	1,096	—	1,106
Deferred tax assets	3,372	—	233	—	3,605

Total current assets	18,092	32,075	16,466	73	66,706

Aircraft support parts, net	97,054	37,346	213	(45)	134,568
Aircraft, net	95,289	35,290	3,778	—	134,357
Property, plant and equipment, net	68,484	42,657	1,453	—	112,594
Goodwill	—	231,627	4,257	(762)	235,122
Other intangible assets, net	2,205	17,334	2,339	—	21,878
Other non-current assets	325,436	5,537	947	(305,092)	26,828

Total assets	$606,560	$401,866	$29,453	$(305,826)	$732,053

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts Payable	9,954	17,691	3,417	—	$31,062
Current portion of long-term debt	—	—	—	—	—
Accrued and other current liabilities	(48,691)	59,930	28,277	—	39,516
Income tax payable	—	—	—	—	—
Total current liabilities	(38,737)	77,621	31,694	—	70,578

Long-term debt, less current portion	16,198	—	—	—	16,198
Long-term revolving credit facilities	83,553	—	—	—	83,553
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	2,050	—	63	—	2,113
Uncertain tax positions	5,669	—	—	—	5,669
Deferred tax liabilities	12,628	—	28	—	12,656

Total liabilities	436,361	77,621	31,785	—	545,767

Stockholders’ equity (deficit):
Common stock	1	—	1,674	(1,674)	1
Additional paid-in capital	180,528	297,994	33	(298,027)	180,528
Retained earnings (accumulated deficit)	(10,769)	26,251	(5,520)	(5,452)	4,510
Accumulated other comprehensive income (loss)	439	—	848	(999)	288

Total stockholders’ equity (deficit) attributable to Erickson Incorporated	170,199	324,245	(2,965)	(306,152)	185,327
Noncontrolling interest	—	—	633	326	959

Total stockholders’ equity (deficit)	170,199	324,245	(2,332)	(305,826)	186,286

Total liabilities and stockholders’ equity	$606,560	$401,866	$29,453	$(305,826)	$732,053

	Condensed Consolidating Balance Sheet December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$576	$(12)	$1,317	$—	$1,881
Restricted cash	151	364	2,368	—	2,883
Accounts receivable, net	17,290	40,560	8,024	113	65,987
Prepaid expenses and other current assets	1,878	582	900	—	3,360
Income tax receivable	70	—	65	—	135
Deferred tax assets	3,372	—	343	—	3,715

Total current assets	23,337	41,494	13,017	113	77,961

Aircraft support parts, net	93,719	33,022	—	(45)	126,696
Aircraft, net	88,242	35,236	3,701	—	127,179
Property, plant and equipment, net	70,145	37,825	1,412	—	109,382
Other intangible assets, net	2,205	17,870	2,409	—	22,484
Goodwill	—	231,626	4,114	(762)	234,978
Other non-current assets	325,768	7,133	816	(305,092)	28,625

Total assets	$603,416	$404,206	$25,469	$(305,786)	$727,305

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts Payable	8,179	17,889	2,967	—	$29,035
Current portion of long-term debt	—	—	—	—	—
Accrued and other current liabilities	(48,899)	66,513	23,592	27	41,233
Income tax payable	—	—	621	—	621

Total current liabilities	(40,720)	84,402	27,180	27	70,889

Long-term debt, less current portion	16,160	—	—	—	16,160
Long-term revolving credit facilities	68,086	—	—	—	68,086
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	1,756	—	63	—	1,819
Uncertain tax positions	5,669	—	—	—	5,669
Deferred tax liabilities	16,745	—	30	—	16,775

Total liabilities	422,696	84,402	27,273	27	534,398

Stockholders’ equity (deficit):
Common stock	1	—	1,674	(1,674)	1
Additional paid-in capital	179,954	297,994	33	(298,027)	179,954
Retained earnings (accumulated deficit)	806	21,810	(5,142)	(5,370)	12,104
Accumulated other comprehensive income (loss)	(41)	—	997	(998)	(42)

Total stockholders’ equity (deficit) attributable to Erickson Incorporated	180,720	319,804	(2,438)	(306,069)	192,017

Noncontrolling interest	—	—	634	256	890

Total stockholders’ equity (deficit)	180,720	319,804	(1,804)	(305,813)	192,907

Total liabilities and stockholders’ equity	$603,416	$404,206	$25,469	$(305,786)	$727,305

	Condensed Consolidating Statement of Operations Quarter Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$24,627	$42,752	$11,560	$(4,755)	$74,184
Cost of revenues	21,142	37,776	11,741	(4,755)	65,904
Gross profit	3,485	4,976	(181)	—	8,280

Operating expenses:
General and administrative	5,642	420	735	—	6,797
Research and development	1,318	—	—	—	1,318
Selling and marketing	2,801	157	30	—	2,988

Total operating expenses	9,761	577	765	—	11,103

Operating income (loss)	(6,276)	4,399	(946)	—	(2,823)

Other income (expense):
Interest income (expense), net	(8,508)	16	(261)	—	(8,753)
Other income (expense), net	(598)	26	66	(13)	(519)

Total other income (expense)	(9,106)	42	(195)	(13)	(9,272)

Net income (loss) before income taxes and noncontrolling interest	(15,382)	4,441	(1,141)	(13)	(12,095)
Income tax expense (benefit)	(3,807)	—	(763)	—	(4,570)

Net income (loss)	(11,575)	4,441	(378)	(13)	(7,525)
Less: Net income (loss) related to noncontrolling interest	—	—	—	(69)	(69)

Net income (loss) attributable to Erickson
Incorporated and common stockholders	$(11,575)	$4,441	$(378)	$(82)	$(7,594)

	Condensed Consolidating Statement of Operations Quarter Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$31,650	$—	$9,768	$(4,478)	$36,940
Cost of revenues	23,164	—	8,956	(4,454)	27,666

Gross profit	8,486	—	812	(24)	9,274

Operating expenses:
General and administrative	5,488	—	823	—	6,311
Research and development	913	—	—	—	913
Selling and marketing	2,397	—	35	(42)	2,390

Total operating expenses	8,798	—	858	(42)	9,614

Operating income (loss)	(312)	—	(46)	(18)	(340)

Other income (expense):
Interest income (expense), net	(1,351)	—	(6)	—	(1,357)
Other income (expense), net	(426)	—	12	(20)	(434)
Total other income (expense)	(1,777)	—	6	(20)	(1,791)

Net income (loss) before income taxes and noncontrolling interest	(2,089)	—	(40)	(2)	(2,131)
Income tax expense (benefit)	(1,533)	—	397	—	(1,136)

Net income (loss)	(556)	—	(437)	(2)	(995)
Less: Net income (loss) related to noncontrolling interest	—	—	—	(221)	(221)

Net income (loss) attributable to Erickson
Incorporated and common stockholders	$(556)	$—	$(437)	$(223)	$(1,216)

	Condensed Consolidating Statement of Cash Flows Quarter Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(11,575)	$4,441	$(378)	$(13)	$(7,525)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,311	2,452	190	—	7,953
Deferred income taxes	(4,119)	—	135	—	(3,984)
Non-cash interest expense on debt	37	—	—	—	37
Stock-based compensation	160	—	—		160
Amortization of debt issuance costs	621	—	—	—	621
Gain on sale of equipment	(61)	(25)	(44)	—	(130)
Changes in operating assets and liabilities
Accounts receivable	4,884	9,764	(785)	13	13,876
Prepaid expenses and other current assets	(266)	(332)	(1)	—	(599)
Income tax receivable	60	(3)	101	—	158
Aircraft support parts, net	(3,335)	(4,325)	(204)	—	(7,864)
Other non-current assets	(57)	1,596	6	—	1,545
Accounts payable	1,774	(197)	418	—	1,995
Accrued and other current liabilities	208	(6,582)	2,331	—	(4,043)
Other long-term liabilities	294	—	—	—	294

Net cash provided by (used in) operating activities	(6,064)	6,789	1,769	—	2,494

Cash flows from investing activities:
Restricted cash	—	—	200	—	200
Purchases of aircraft and property, plant and equipment	(10,635)	(6,777)	(71)	—	(17,483)

Net cash provided by (used in) investing activities	(10,635)	(6,777)	129	—	(17,283)

Cash flows from financing activities:
Proceeds from shareholders, net	414	—	—	—	414
Repayments of credit facilities	(24,400)	—	—	—	(24,400)
Borrowings from credit facilities	39,867	—	—	—	39,867
Debt issuance costs	(230)	—	—	—	(230)

Net cash provided by (used in) financing activities	15,651	—	—	—	15,651

Effect of foreign currency exchange rates on cash and cash equivalents	482	—	(15)	—	467

Net increase (decrease) in cash and cash equivalents	(566)	12	1,883	—	1,329
Cash and cash equivalents at beginning of period	576	(12)	1,317	—	1,881

Cash and cash equivalents at end of period	$10	$—	$3,200	$—	$3,210

	Condensed Consolidating Statement of Cash Flows Quarter Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(556)	$—	$(437)	$(2)	$(995)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,347	—	53	—	5,400
Deferred income taxes	(1,533)	—	—	—	(1,533)
Non-cash interest expense on debt	657	—	—	—	657
Stock-based compensation	180	—	—	—	180
Amortization of debt issuance costs	322	—	—	—	322
Changes in operating assets and liabilities:
Accounts receivable	(5,176)	—	(1,078)	2	(6,252)
Prepaid expenses and other current assets	(1,554)	—	(115)	—	(1,669)
Income tax receivable, net	(452)	—	979	—	527
Aircraft support parts, net	(7,282)	—	—	—	(7,282)
Accounts payable	(635)	—	319	—	(316)
Accrued and other current liabilities	4,445	—	228	—	4,673

Net cash provided by (used in) operating activities	(6,237)	—	(51)	—	(6,288)

Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(2,921)	—	(3)	—	(2,924)
Restricted cash	3	—	(53)	—	(50)
Decrease (increase) in other assets	—	—	(35)	—	(35)

Net cash provided by (used in) investing activities	(2,918)	—	(91)	—	(3,009)

Cash flows from financing activities:
Repayments of credit facilities	(59,270)	—	—	—	(59,270)
Borrowings from credit facilities	68,590	—	—	—	68,590
Debt issuance costs	(199)	—	—	—	(199)

Net cash provided by (used in) financing activities	9,121	—	—	—	9,121

Effect of foreign currency exchange rates on cash and cash equivalents	—	—	31	—	31

Net increase (decrease) in cash and cash equivalents	(34)	—	(111)	—	(145)
Cash and cash equivalents at beginning of period	41	—	1,427	—	1,468

Cash and cash equivalents at end of period	$7	$—	$1,316	$—	$1,323

Note 11. Income Taxes

The Company’s effective income tax rate for the quarter ended March 31, 2014 was 37.8%. For the quarter ended March 31, 2013, the Company’s effective income tax rate was 53.3%, inclusive of $0.3 million of unfavorable discrete items. The Company’s effective income tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions, and discrete items, which may occur in any given period.

In accounting for income taxes, the Company recognizes deferred tax assets if realization of such assets is more likely than not. The Company believes, based on factors including, but not limited to, the ability to generate future taxable income from reversing taxable temporary differences and forecasts of financial and taxable income or loss by jurisdiction, that as of March 31, 2014, it is more likely than not that the Company will realize all of its deferred tax assets, including its net operating loss carry forwards and tax credits. The Company’s utilization of net operating loss carryforwards and credits may be subject to annual limitations in accordance with ownership change provisions of Internal Revenue Code §382.

As of March 31, 2014, there have been no material changes to the Company’s uncertain tax position as provided at December 31, 2013. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in other income (expense).

The Company intends to make a 338(g) election in 2014 in connection with its September 3, 2013 acquisition of Air Amazonia. The Company intends to record goodwill for Brazilian income tax purposes for the amount paid in excess of the net equity of Air Amazonia, which may result in the generation of an amortizable premium or a step-up in the tax bases of otherwise depreciable or amortizable assets.

The Italian tax authorities completed their examination of the Company’s operations in Italy for the 2010 financial year on October 7, 2013 and subsequently issued proposed adjustments. The proposed adjustments are not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows. In February 2014, the Company filed an appeal with the Italian Court on this matter.

The Greek tax authorities are currently conducting a permanent establishment examination of the Company for the Company’s 2010 and 2011 financial years. Unrecognized tax benefits as of March 31, 2014 and December 31, 2013 include all material uncertain tax positions associated with this examination.

The Malaysian tax authorities have initiated an examination into the 2008 through 2011 tax return years. The tax audit is in the information gathering phase and no formal assessment has been made.

The IRS is currently conducting an examination for the Company’s 2012 tax year. The examination is in the information gathering phase and no formal assessment has been made.

The Company is not under examination by tax authorities in any of its other jurisdictions.

Note 12. Reportable Segments

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

Revenue by Reportable Segment (in thousands):

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Net revenues:
Government	$55,917	$17,607
Commercial	18,267	19,333

Total net revenues	$74,184	$36,940

Gross Profit by Reportable Segment (in thousands):

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Gross Profit:
Government	$34,850	$11,076
Commercial	9,471	10,712
Non-allocated costs(1)	(36,041)	(12,514)

Total gross profit	$8,280	$9,274

(1)	Non-allocated costs include costs that are shared by both of the reporting segments but are not allocated to the operating segments for the use of the CODM and expenses that are not directly attributable to the operating segments.

Assets by Reportable Segment (in thousands):

	March 31, 2014	December 31, 2013
Assets:
Government	$284,696	$295,153
Commercial	18,590	21,070
Corporate(1)	51,099	51,756
Fixed assets(2)	377,668	359,326

Total assets	$732,053	$727,305

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

A reconciliation of the Company’s segment gross profit to operating income (loss) for the quarters ended March 31, 2014 and March 31, 2013 is as follows (in thousands):

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Reconciliation to operating income (loss):
Government gross profit	$34,850	$11,076
Commercial gross profit	9,471	10,712
Non-allocated costs of revenue(1)	(36,041)	(12,514)
Operating expenses, net(2)	(11,103)	(9,614)

Total operating income (loss)	$(2,823)	$(340)

(1)	Non-allocated costs include costs that are shared by both of the reporting segments but are not allocated to the operating segments for the use of the CODM and expenses that are not directly attributable to the operating segments.

(2)	Other corporate expenses include research and development, corporate sales and marketing expenses, stock-based compensation expense, certain tax expenses, various nonrecurring charges, and other separately managed general and administrative costs.

Revenue by Geographic Area (in thousands):

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Net revenues:
North America	$17,715	$11,380
Middle East	19,951	—
Europe	3,314	3,038
Asia	5,757	2,093
South America	8,107	5,872
Africa	8,287	—
Australia	11,053	14,557

Total net revenues	$74,184	$36,940

For each operating segment, revenues are attributed to geographic area based on the country where the services were performed; for the Manufacturing / MRO line of business within the Commercial reportable segment, revenues are attributed to geographic area based on the country in which the customer is located.

Note 13. Commitments and Contingencies

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

Legal Proceedings

Priority 1 Matter

In November 2012, Priority 1 Air Rescue Services, Inc., or Priority 1, brought breach of contract claims against EHI in Multnomah County (Oregon) Circuit Court related to two subcontracts between Priority 1 and EHI. The primary contracts were between EHI and the U.S. Government for air medical evacuation, fire suppression, and other related services in Hawaii and Alaska. Priority 1 alleges that EHI failed to pay invoices for work performed in the amount of approximately $0.7 million. Priority 1 also claims an additional amount for consequential damages and interest. The total amount claimed by Priority 1 is approximately $2.0 million. EHI answered the complaint in December 2012, and denied all allegations. In March 2014, the Company and Priority 1 entered into a settlement agreement pursuant to which the Company paid $225,000 to Priority 1 in full and final settlement of this matter.

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

Arizona Environmental Matter

In August 2012, EHI received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the Site. There were no material developments with respect to this matter in 2013 or during the quarter ended March 31, 2014. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

World Fuel Claim

In December of 2013, World Fuel, a former fuel supplier of Evergreen International Aviation (“EIA”) and Evergreen Airlines (“EA”), filed suit against EIA, EA and other named parties claiming approximately $9 million of accounts payable due and owing to World Fuel for fuel purchases made by EIA and EA. Evergreen Helicopters, Inc. (Erickson’s wholly-owned subsidiary, “EHI”) was a named party in the lawsuit since it was alleged that EHI signed a joint and several guaranty of payment in favor of World Fuel in 2012. In April 2014, the Company filed its Amended Answer which included certain counterclaims against World Fuel and certain cross claims against Mr. Delford Smith. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

Stockholder Action

In August 2013, a putative stockholder of the Company filed a class and derivative action in the Court of Chancery for the State of Delaware against the Company, the members of its board of directors, EAC Acquisition Corp., and the ZM Funds and certain of their affiliates. The plaintiff asserted claims for breach of fiduciary duty and unjust enrichment in connection with the EHI acquisition and requested an award of unspecified monetary damages to the stockholders and to the Company, disgorgement and restitution, certain other equitable relief, and an award of plaintiff’s costs and disbursements, including legal fees. On October 3, 2013, the defendants moved to dismiss the plaintiff’s complaint on the ground that all of the plaintiff’s claims in reality were derivative in nature and that the plaintiff had failed to allege facts sufficient to excuse pre-suit demand. On December 4, 2013, rather than oppose the motion to dismiss, the plaintiff chose to file an amended complaint. On January 24, 2014, the defendants again moved to dismiss the plaintiff’s amended complaint on the same grounds. On April 15, 2014, the Court denied the defendants’ motion, holding that one aspect of the plaintiff’s claim was direct and that, in any event, the plaintiff had pled facts sufficient to excuse pre-suit demand. Although the Company is unable to predict the final outcome of the proceeding, the Company believes the allegations lack merit, intends to vigorously defend against them, and believes that the final results will not have a material effect on its consolidated financial position, results of operations, or cash flows.

In addition to the foregoing litigation, the Company is subject to ongoing litigation and claims as part of its normal business operations. In the Company’s opinion, none of these claims will have a material adverse effect on it.

Note 14. Related Party Transactions

In addition to the stated items and transaction below, the Company reimbursed various entities affiliated with the ZM Funds and Quinn Morgan for expenses and other costs totaling $0.2 million and zero during the quarters ended March 31, 2014 and March 31, 2013.

During the first quarter of 2014, the Company received $0.4 million, net from short-swing profit disgorgement remitted by the ZM Funds. This activity was classified on the Consolidated Balance Sheet as of March 31, 2014 as an increase to additional paid-in capital and as a component of investing activity within the Consolidated Statement of Cash Flows for the quarter ended March 31, 2014.

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

Note 15. Derivative Instruments and Hedging Activities

The Company enters into foreign currency forward contracts from time to time. The purpose of these transactions is to reduce the impact of future currency fluctuations related to anticipated cash receipts from expected future revenue that is denominated in a currency other than U.S. dollars. The change in the valuation of the foreign currency forwards portfolio is recorded within unrecognized or recognized gain (loss) in the accompanying consolidated statements of comprehensive income. Outstanding balances of foreign currency forward contracts in asset positions at year end are included in prepaid expenses and other assets if maturing within one year, or other noncurrent assets if maturing beyond one year within the accompanying consolidated balance sheets. Outstanding balances of foreign currency forward contracts in liability positions at year end are included in accrued and other current liabilities if maturing within one year, or other long-term liabilities if maturing beyond one year within the accompanying consolidated balance sheets.

A summary of open foreign currency forward contracts as of March 31, 2014 are as follows (all contracts are obligations for the Company to deliver foreign currency—i.e., short positions) (in thousands):

	Foreign	Contract	Market	Asset
Purpose/Maturity	Quantity	Value	Value	(Liability)
March 31, 2014:
Australia—Aerial operations maturing through June 2014	AUD 2,500	$2,235	$2,306	$(71)

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

European Air-Crane, S.p.A. (“EuAC”) is 49% owned by Erickson Incorporated (“EAC”); 49% owned by Grupo Inaer (“Inaer” formerly Elilario Italia S.p.A.); and 2% owned by Fiduciaria Centro Nord (“FCN”). EAC provided FCN with the financial means to purchase and transfer the shares of EuAC, in exchange for the patrimonial and administrative rights derived from the shares. These rights include the right to decide whether and how to vote in shareholders’ meetings and the right to decide whether, when and to whom the shares should be transferred and endorsed.

The Company believes that EuAC is a VIE and that the Company is the primary beneficiary of the VIE due to its ability to make decisions about the entity’s activities, the exposure to the expected losses of the entity if they occur, and the right to receive the expected residual returns of the entity if they occur. As such, the consolidated financial statements include the balances of EuAC.

At March 31, 2014, EuAC consolidated assets and liabilities were $5.9 million and $3.3 million, respectively. At December 31, 2013, EuAC consolidated VIE assets and liabilities were $5.5 million and $3.0 million, respectively. As of March 31, 2014 and December 31, 2013, $1.0 million and $0.9 million, respectively, of noncontrolling interest relating to the other owners’ stockholdings in EuAC is reflected in stockholders’ equity in the accompanying consolidated balance sheets.

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

The following table shows the computation of basic and diluted earnings (loss) per share (net income in thousands).

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Net income (loss) attributable to common shareholders	$(7,594)	$(1,216)

Basic weighted average shares outstanding	13,789,426	9,727,127
Dilutive effect of stock-based awards	—	—

Dilutive weighted average shares outstanding	13,789,426	9,727,127

Basic earnings (loss) per share	$(0.55)	$(0.13)

Diluted earnings (loss) per share	$(0.55)	$(0.13)

Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	41,723	153,047

Note 19. Stock-based Compensation

In 2012, the Company adopted a Long Term Incentive Plan and reserved for issuance 417,649 shares of its common stock. The goal of the plan is to align the interests of the Company’s eligible participants with the interests of its stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain and motivate key personnel upon whose judgment, initiative and effort the successful conduct of the Company’s business is largely dependent. There were 25,263 shares available for grant under the Long Term Incentive Plan as of March 31, 2014. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit awards activity during the quarter ended March 31, 2014:

		Weighted-Average
	Restricted Stock Award Units	Grant Date Fair Value
Outstanding unvested at December 31, 2013	91,218	$11.75
Granted	15,500	21.53
Vested restricted stock units	(1,620)	8.00
Forfeited	(17,875)	12.39

Outstanding unvested at March 31, 2014	87,223	$13.42

During the quarters ended March 31, 2014 and March 31, 2013, the Company granted 15,500 and no restricted stock unit awards, respectively. The Company recognized approximately $0.2 million in stock-based compensation expense during the quarters ended March 31, 2014 and March 31, 2013.

Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards as of March 31, 2014 is expected to be recognized over a weighted average period of 0.8 years, as follows (dollars in thousands):

Unamortized
Compensation Expense
2014	$741
2015	278
2016	9
2017	7
2018	—
Thereafter	—

Total	$1,035

Note 20. Subsequent Events

On May 2, 2014, the Company commenced an offer (the “Exchange Offer”) to exchange all $355.0 aggregate principal amount of its outstanding 8.25% Second Priority Senior Secured Notes due 2020, which were not registered under the Securities Act of 1933 (the “Old Notes”), for an equal principal amount of new 8.25% Second Priority Senior Secured Notes due 2020 which have been registered under the Securities Act of 1933 (the “New Notes”). The Exchange Offer will expire on June 2, 2014, unless extended. The New Notes are substantially identical to the Original Notes, except that the New Notes will be registered under the Act and will not bear any legend restricting their transfer.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. You can identify forward-looking statements by words such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other comparable terminology. These forward-looking statements are based on management’s current expectations but they involve a number of risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of risks and uncertainties, which include: that we recently completed both the Air Amazonia and Evergreen Helicopters, Inc. (“EHI”) acquisitions and we may not realize the benefits of these acquisitions on a timely basis or at all; our ability to integrate these businesses successfully or in a timely and cost-efficient manner; our ability to successfully expand these businesses, enter new markets and manage international expansion; that we do not have extensive operating history in the aerial services segments, in the geographic areas, or with the types of aircraft historically operated by EHI and Air Amazonia; that the anticipated reduction in troops in Afghanistan in the near-term may adversely affect us; that we operate in certain dangerous and war-affected areas, which may result in hazards to our fleet and personnel; the hazards associated with our helicopter operations, which involve significant risks and which may result in hazards that may not be covered by our insurance or may increase the cost of our insurance; our safety record; our substantial indebtedness; that we and our subsidiaries may still incur significant additional indebtedness; our failure to obtain any required financing on favorable terms; compliance with debt obligations, which could adversely affect our financial condition and impair our ability to grow and operate our business; cancellations, reductions or delays in customer orders; our ability to collect on customer receivables; weather and seasonal fluctuations that impact aerial services activities; competition; reliance on a small number of large customers; the impact of short-term contracts; the availability and size of our fleet; the impact of government spending; the impact of product liability and product warranties; the ability to attract and retain qualified personnel; the impact of environmental and other regulations, including FAA regulations and similar international regulations; our ability to accurately forecast financial guidance; our ability to convert backlog into revenues and appropriately plan expenses; worldwide economic conditions (including conditions in the geographic areas in which we operate); our reliance on a small number of manufacturers; the necessity to provide components or services to owners and operators of aircraft; our ability to effectively manage our growth; our ability to keep pace with changes in technology; our ability to adequately protect our intellectual property; our ability to successfully enter new markets and manage international expansion; our ability to expand and market manufacturing and maintenance, repair and overhaul services; the potential unionization of our employees; the fluctuation in the price of fuel; the impact of changes in the value of foreign currencies; and the risks of doing business in developing countries and politically or economically volatile areas; as well as other risks and uncertainties more fully described under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K as well as the other reports we file with the SEC from time to time.

You should not place undue reliance on any forward-looking statements. Erickson assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable laws.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our business and operations. The following discussion and analysis should be read together with the selected consolidated financial data and our consolidated financial statements and notes thereto set forth in this quarterly report on Form 10-Q. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. See “—Forward-Looking Statements.”

This overview summarizes the MD&A, which includes the following sections:

•	Recent Developments — highlights from the first quarter of 2014 outlining some of the major events that happened during the quarter and how they affected our financial performance, as well as other recent developments.

•	Overview of our Business — a review of our business and our business operating segments.

•	Trends and Uncertainties Affecting our Business — some of the known trends, demands, events, and uncertainties that have had material effects on our results of operations for the periods presented in our consolidated financial statements or we believe are reasonably likely to have material effects in the future.

•	Results of Operations — an analysis of the results of our operations for the quarterly period presented for 2014 in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of comprehensive income. This section also includes financial and statistical data regarding our view of 2014.

•	Liquidity and Capital Resources — an analysis of cash flows and sources and uses of cash, including some of the known trends, demands, events, and uncertainties that will or are reasonably likely to have a material impact on our liquidity and capital resources.

•	Off-balance-sheet Arrangements — an overview of off-balance-sheet arrangements outstanding as of March 31, 2014.

•	Critical Accounting Policies and Estimates — critical accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

RECENT DEVELOPMENTS

•	In March 2014, we signed a four-year contract with Hunt Oil Exploration and Production Company of Peru, L.L.C. Sucursal de Peru (“Hunt Oil”), under which we will provide one S-64 Aircrane and one Bell 214ST for year-round use.

•	In April 2014, we signed a five-year contract with Pluspetrol Peru Corporation S.A., under which we will provide one S-64 Aircrane and related support for year-round use.

•	We experienced no aircraft accidents, maintained our SHARP certification, and maintained zero findings on all FAA certificates.

Financial Highlights – quarter ended March 31, 2014 compared to quarter ended March 31, 2013

Our revenue for the quarter ended March 31, 2014 was $74.2 million, or $37.2 million higher than for the quarter ended March 31, 2013. This 100.8% increase was primarily driven by the acquisition of EHI, coupled with increases in South American oil and gas construction primarily driven by the acquisition of Air Amazonia, partially offset by decreases in Australian firefighting, Malaysian timber harvesting and transportation and other government related activities provided to our Italian customer. Operating loss was $2.8 million, an increase of $2.5 million as compared to $0.3 million in the same quarter of 2013, primarily driven by lower contribution from our Aircrane fleet as well as startup costs related to our new contracts, weather delays and increased pilot and field maintenance personnel costs. Net loss attributable to Erickson for the quarter ended March 31, 2014 was $7.6 million, as compared to $1.2 million in 2013, an increase of $6.4 million. First quarter adjusted EBITDA decreased 16.1% to $5.8 million as compared to $7.0 million in the prior year period primarily due to the items discussed above.

Our heavy lift fleet utilization (calculated as the number of days on contract as a percentage of total available days) decreased from 57.1% in the first quarter of 2013 to 52.8% in the first quarter of 2014 primarily as a result of weather delays and delays in new contract starts. Our medium and light rotary wing fleet utilization was 48% for the first quarter of 2014. Our fixed-wing fleet utilization was 46% for the first quarter of 2014.

Aircraft Fleet

As of March 31, 2014, we operated a fleet of 90 Aircraft, 59 of which were providing aerial services for our customers during the quarter. Aircraft fleet size is a major driver of our revenues. Throughout the course of any year we may remove aircraft from service for maintenance or for sale, or add aircraft to the fleet through our own production or through a purchase or lease. Of the total aircraft in our fleet as of March 31, 2014, 20 were Aircranes, one of which is in the process of heavy maintenance. As of March 31, 2014, a total of 67 aircraft were air-worthy and available to be on contract with customers.

The following table presents the changes in aircraft employed in our fleet as of March 31, 2014:

		Total Aircraft
	Aircraft	Employed
Aircraft in our fleet at December 31, 2013		90

Aircraft restored to fleet from maintenance	1
Aircraft removed from fleet for maintenance	(1)
Aircraft in our fleet at March 31, 2014		90

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

We own the Type and Production Certificates for the Aircrane, granting us exclusive design, manufacturing and related rights for the aircraft and OEM components. During the third quarter of 2013, we purchased the Type Certificate for engines used in the Aircrane as well as other aircraft. We also invest in new technologies and proprietary solutions with a goal of increasing our market share and entering new markets. We have remanufactured 36 Aircranes for our own fleet and for our customers in several countries worldwide. To date, we have sold and delivered nine Aircranes. We also offer CPH contracts pursuant to which we provide components and expendable supplies for a customer’s aircraft at a fixed cost per flight hour. We believe CPH contracts help our customers better predict and manage their maintenance costs. This sector of our business is referred to as Manufacturing/MRO.

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

Other Income (Expense), Net. Our other income (expense) consists primarily of the interest paid on outstanding indebtedness, realized/unrealized foreign exchange gains and losses, amortization of debt issuance costs, and interest and penalties related to tax contingencies, as well as certain other charges and income, such as gain and loss on the disposal of equipment, amortization and write-off of deferred financing fees, and insurance settlements. With regard to foreign exchange gains and losses, our operations in foreign countries are partially self-hedged, with the majority of our European, Canadian, Australian, Brazilian and Asian contracts having both revenues and expenses paid in the local currency; in addition, some of our contracts provide for rate adjustments based on changes in currency exchange rates. For currency exposure that is not self-hedged, we sometimes enter into forward contracts to reduce our currency risk.

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

Afghanistan and Other DOD Contracts. The United States government has announced plans to reduce its military activities in Afghanistan in 2014 and beyond, although the exact timing and number of troops to be withdrawn is not entirely understood at this time. This reduction has had and will likely continue to have a negative impact on our overall Government revenue. As a result of the already reduced level of flight activity in the Afghanistan region, we have seen increased pressure from our competitors in connection with new DOD contracts in other regions of the world where we operate, which we believe may negatively impact our pricing and margins with respect to some of the new DOD contracts on which we bid. In addition, our end-customer in the Philippines has indicated that certain portions or all of the contracted work in that region may be concluding towards the end of 2014. While we do not yet fully understand the magnitude of this reduction in service levels, this uncertainty may have a negative impact on the Government sector of our business.

Effect of 2007 Acquisition. We were acquired on September 27, 2007, in which the buyers acquired 100% of our outstanding common stock for $93.1 million, which amount included direct acquisition costs of $3.4 million. The acquisition was accounted for as a purchase in accordance with the Financial Accounting Standard Board’s (“FASB”) ASC No. 805, Business Combinations. As a result, we allocated the purchase price to the assets acquired and the liabilities assumed at the date of the acquisition based on their estimated fair value as of the closing date. The difference between the aggregate purchase price and the estimated fair value of the assets acquired and liabilities assumed was approximately $553.7 million. Our management determined that the fair value of the various assets acquired and liabilities assumed was $646.8 million on the date of acquisition and that, based in part on a valuation provided by an independent third party as required by U.S. GAAP in connection with such determination, the fair value of the 18 Aircranes in our fleet on the date of acquisition was $317.7 million. The negative goodwill was used to reduce the value of Aircranes and support parts and other property, plant and equipment. As a result of this adjustment, the cost of revenues in each of the successor periods included in this Form 10-Q reflects the lower carrying value of our aircraft support parts that we have sold or used in our maintenance, repair, and overhaul operations. The aggregate effect of the purchase accounting adjustment with respect to our inventory was approximately $37.1 million from the date of acquisition through March 31, 2014. Based on our past experience and historical inventory usage patterns, we expect to largely realize the benefit of the approximately $6.1 million remaining fair value purchase accounting adjustment to aircraft support parts over the next three years as we sell and use our legacy inventory. Our legacy inventory consists of aircraft parts and components purchased over multiple years for which there is no liquid market; therefore, there is no guarantee that we will be able to purchase new inventory at the carrying values of our legacy inventory currently reflected on our balance sheet.

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

We expect to recognize revenue for our long-term construction contracts for aircraft builds in the future using the percentage of completion method, when all required criteria are met. Revenue on contracts using the percentage of completion method is based on estimates, including estimated labor hours. Because the percentage of completion method requires management estimates of aggregate contract costs, changes in estimates between periods could affect our anticipated earnings

We have expanded our aircraft sales business to include the sale of other types of aircraft to various customers through the addition of our Erickson Trade group. The Erickson Trade group will be focused on selling both aircraft and inventory held by the company as well as aircraft and inventory that will be acquired for sale.

Costs Associated with our Financing Arrangements. We are a highly leveraged company and, as a result, have significant debt service obligations. We are subject to financial covenants under our Revolving Credit Facility and 2020 Senior Notes. We were in compliance with our financial covenants at March 31, 2014 and December 31, 2013. Our ability to service our debt and comply with the financial covenants under our Revolving Credit Facility and 2020 Senior Notes is subject to various risks and uncertainties, and among other factors may be adversely affected by any of the following:

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

Greece Receivable. As of March 31, 2014, included within our non-current assets balance was $6.1 million (€4.4 million) due from the Hellenic Fire Brigade for final payment of firefighting services performed in 2011. In 2012, the government of Greece communicated with us its belief that we had a permanent establishment in Greece for 2011 and 2010, which would require us to file Greek tax returns and pay related taxes. The Hellenic Fire Brigade is withholding payment to us until a resolution is made regarding our permanent establishment status. No formal tax assessments have been made, and we have asked the U.S. Competent Authority Office to assist us in settling the dispute. We anticipate that any Greek taxes we are compelled to pay will be allowed as a foreign tax credit on our U.S. tax return. For the quarter ended March 31, 2014, we recognized $0.2 million for potential penalties associated with the tax liability for Greece.

Crewing and CPH Contracts with Italian Forestry Service. We have provided crewing services on a multi-year basis to the Italian Forestry Service in respect of four aircraft we previously sold to the Italian Forestry Service. We also provided maintenance and CPH for parts to this customer. Our contracts to provide services to the Italian Forestry Service expired in June 2013. We entered into a short term contract with the Italian Forestry Service to provide crewing services for the fire season. As part of the new contract the Italian Forestry Service elected to purchase MRO parts directly from us in lieu of utilizing our CPH services.

Seasonality. Our aerial services operations in any given location are heavily seasonal and depend on prevailing weather conditions and the intensity and duration of the summer fire season. Our flight hours are substantially reduced in winter or monsoon seasons. The global deployment of our helicopters and crews helps to limit the effect of seasonality, but our aerial services operations tend to peak in June through October and to be at a low point in January through April. The additions of EHI and Air Amazonia significantly increase the diversity of end markets we serve and we believe this addition will ultimately continue to reduce the seasonality of our business.

Fluctuations in our Mix of Services. We derive most of our total revenues from our government segment, which is composed of revenues from firefighting, defense and security, and transport and other government-related activities. The margins we make on these activities vary substantially by contract and may vary from year to year, and the amount of our flight hours dedicated to these activities can also vary from year to year. The margins may also differ between the Government and Commercial segment of our business. For example, in the first quarter of 2014 we generated average revenues per flight hour for firefighting, timber harvesting, and infrastructure construction of $28,819, $6,565, and $16,455, respectively, compared to average revenues per flight hour for firefighting, timber harvesting, and infrastructure construction of $30,450, $7,271, and $14,294 in the first quarter of 2013. Our Government segment has also fluctuated compared to the prior year period as a result of the addition of EHI and its revenue earned associated with DOD contracts. Changes in the composition of our flight hours for any reason could impact our total revenues. Many of our contracts, particularly firefighting and defense and security contracts contain a daily standby fee as well as an hourly rate based on flight activity. Changes in the composition of daily standby fees relative to the number of hours flown could impact our total revenues. In addition, the acquisitions of EHI and Air Amazonia will continue to impact our mix of services and the regions in which we provide them.

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

The following table presents our consolidated operating results for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013:

	Quarter Ended		Quarter Ended
	March 31,	% of	March 31,	% of		%
(Dollars in thousands)	2014	Revenues	2013	Revenues	Change	Change
Net revenues:
Government	$55,917	75.4	$17,607	47.7	$38,310	217.6
Commercial	18,267	24.6	19,333	52.3	(1,066)	(5.5)

Total revenues	74,184	100.0	36,940	100.0	37,244	100.8
Cost of revenues:
Government(1)	21,067	37.7	6,531	37.1	14,536	222.6
Commercial(1)	8,796	48.2	8,621	44.6	175	2.0
Non-allocated	36,041	48.6	12,514	33.9	23,527	188.0

Total cost of revenues	65,904	88.8	27,666	74.9	38,238	138.2
Gross profit
Government(1)	34,850	62.3	11,076	62.9	23,774	214.6
Commercial(1)	9,471	51.8	10,712	55.4	(1,241)	(11.6)
Non-allocated	(36,041)	(48.6)	(12,514)	(33.9)	(23,527)	188.0

Total gross profit	8,280	11.2	9,274	25.1	(994)	(10.7)

Operating expenses:
General and administrative	6,797	9.2	6,311	17.1	486	7.7
Research and development	1,318	1.8	913	2.5	405	44.4
Selling and marketing	2,988	4.0	2,390	6.5	598	25.0

Total operating expenses	11,103	15.0	9,614	26.0	1,489	15.5

Operating income (loss)	(2,823)	(3.8)	(340)	(0.9)	(2,483)	NM
Other income (expense)
Interest income (expense), net	(8,753)	(11.8)	(1,357)	(3.7)	(7,396)	NM
Other income (expense), net	(519)	(0.7)	(434)	(1.2)	(85)	19.6

Total other income (expense)	(9,272)	(12.5)	(1,791)	(4.8)	(7,481)	NM

Net income (loss) before taxes and noncontrolling interest	(12,095)	(16.3)	(2,131)	(5.8)	(9,964)	NM
Income tax expense (benefit)	(4,570)	(6.1)	(1,136)	(3.1)	(3,434)	NM

Net income (loss)	(7,525)	(10.2)	(995)	(2.7)	(6,530)	NM
Less: Net (income) loss related to noncontrolling interest	(69)	(0.1)	(221)	(0.6)	152	(68.8)

Net income (loss) attributable to Erickson Incorporated.	$(7,594)	$(10.3)	$(1,216)	$(3.3)	$(6,378)	$ NM

(1)	Percentage of net revenues of segment.
(2)	We use the abbreviation “NM” throughout this Form 10-Q to refer to changes that are not meaningful.

Revenues

Consolidated revenues increased by $37.2 million, or 100.8%, to $74.2 million in the first quarter of 2014 from $36.9 million in the first quarter of 2013. The increase in revenues was attributable to a $38.3 million increase in Government revenues, partially offset by a $1.1 million decrease in Commercial revenues compared to the first quarter of 2013.

	Quarter Ended		Quarter Ended
	March 31,	% of	March 31,	% of		%
(Dollars in thousands)	2014	Revenues	2013	Revenues	Change	Change
Net revenues:
Government	$55,917	75.4	$17,607	47.7	$38,310	217.6
Commercial	18,267	24.6	19,333	52.3	(1,066)	(5.5)

Total revenues	$74,184	100.0	$36,940	100.0	$37,244	100.8

Government. Government revenues increased by $38.3 million, or 217.6%, to $55.9 million in the first quarter of 2014 from $17.6 million in the first quarter of 2013. This increase was primarily due to the acquisition of EHI and the introduction of defense and security contracts, offset by a decrease in firefighting revenues primarily due to lower flight hours in Australia, coupled with lower transport and other government-related services, primarily due to lower revenues associated with our Italian CPH and crewing customer.

Commercial. Commercial revenues decreased $1.1 million, or 5.5%, to $18.3 million in the first quarter of 2014 from $19.3 million in the first quarter of 2013. This decrease was primarily due to the lower timber harvesting revenues primarily in Malaysia coupled with lower North American infrastructure construction of $2.8 million, partially offset by an increase in South American infrastructure construction of $2.2 million and an increase in MRO revenues of $1.1 million.

The following are our revenues and revenue flight hours by type of service for the quarters ended March 31, 2014 and 2013:

(Dollars in thousands)	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013	Change	% Change
Government revenues:
Firefighting	$12,882	$14,555	$(1,673)	(11.5)
Defense and security	41,067	—	41,067	NM
Transport and other government-related services	1,968	3,052	(1,084)	(35.5)

Total Government revenues	$55,917	$17,607	$38,310	217.6

(Dollars in thousands)	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013	Change	% Change
Commercial revenues:
Timber harvesting	$4,530	$6,224	$(1,694)	(27.2)
Infrastructure construction	10,992	11,464	(472)	(4.1)
Manufacturing / MRO	2,745	1,645	1,100	66.9

Total Commercial revenues	$18,267	$19,333	$(1,066)	(5.5)

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013	Change	% Change
Government revenue flight hours:
Firefighting	447	478	(31)	(6.5)
Defense and security	3,787	—	3,787	NM
Transport and other government-related services	83	23	60	NM

Total Government flight hours	4,317	501	3,816	NM

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013	Change	% Change
Commercial revenue flight hours:
Timber harvesting	690	856	(166)	(19.4)
Infrastructure construction	668	802	(134)	(16.7)

Total Commercial flight hours	1,358	1,658	(300)	(18.1)

Government Revenues

•	Firefighting revenues decreased $1.7 million, or 11.5%, to $12.9 million for the first quarter of 2014 from $14.6 million in the first quarter in 2013. This decrease was primarily due to a decrease in the number of flight hours in Australia, partially offset by revenues generated from our contract in Turkey that we did not have in 2013. Firefighting flight hours decreased to 447 from 478 in the first quarter of 2013, primarily due to lower flight hours in Australia of 112 flight hours, partially offset by the 78 flight hours in Turkey.

•	Defense and security revenues increased to $41.1 million for the first quarter of 2014 from zero in 2013 due to the acquisition of EHI.

•	Transport and other government-related activities revenues decreased $1.1 million, or 35.5%, to $2.0 million for the first quarter of 2014 from $3.1 million in the first quarter of 2013. The decrease was primarily due to the decrease in services being performed for our largest Italian customer as compared to the first quarter of 2013.

Commercial Revenues

•	Timber harvesting revenues decreased $1.7 million, or 27.2%, to $4.5 million in the first quarter of 2014 from $6.2 million in the first quarter of 2013. The decrease in revenues was primarily due to decreased revenues in Malaysia of $1.2 million due to lower customer demand coupled with a decrease in revenues for our Canadian customers of $0.5 million, primarily due to weather. Timber harvesting flight hours decreased 166 hours to 690 in the first quarter of 2014 from 856 in the first quarter of 2013. The decrease in flight hours were primarily due to decreased flight hours in Malaysia of 154, coupled with a decrease in Canada of 12.

•

Infrastructure construction revenues decreased $0.5 million, or 4.1%, to $11.0 million in the first quarter of 2014 from $11.5 million in the first quarter of 2013. The decrease in revenues was primarily due to decreased revenues in North American infrastructure construction of $2.8 million driven by weather delays, partially offset by an increase of $2.2 million in South American oil and gas infrastructure construction primarily driven by our acquisition of Air Amazonia. Infrastructure construction flight hours decreased 134 hours to 668 in the first quarter of 2014 from 802 in the first quarter of 2013. The decrease in flight hours was primarily due to decreased flight hours in South America of 220 hours partially offset by increased flight hours in North America of 91.

•	Manufacturing / MRO revenues increased $1.1 million, or 66.9%, to $2.7 million in the first quarter of 2014 from $1.6 million in the first quarter of 2013. The increase was primarily due to sales to customers associated with the EHI acquisition and sales of S-64 parts to our Italian customer. For 2014, our Italian customer is purchasing parts as needed as compared to the first quarter of 2013 when they utilized a cost per hour agreement with us for their parts needs to support their fleet of S-64 Aircranes. .

Cost of Revenues

Consolidated cost of revenues increased by $38.2 million, or 138.2%, to $65.9 million for the first quarter of 2014 from $27.7 million for the first quarter of 2013. The increase was attributable to an increase in non-allocated costs of $23.5 million, an increase of $14.5 million in Government costs and an increase of $0.2 million in Commercial costs for the first quarter of 2014 compared to the same quarter of 2013.

	Quarter Ended		Quarter Ended
	March 31,	% of	March 31,	% of		%
(Dollars in thousands)	2014	Revenues	2013	Revenues	Change	Change
Cost of revenues:
Government(1)	$21,067	37.7	$6,531	37.1	$14,536	222.6
Commercial(1)	8,796	48.2	8,621	44.6	175	2.0
Non-allocated	36,041	48.6	12,514	33.9	23,527	188.0

Total cost of revenues	$65,904	88.8	$27,666	74.9	$38,238	138.2

(1)	Percent of net revenues of applicable segment

Government Cost of Revenues

Costs of revenues for our Government segment are primarily comprised of variable and fixed venue costs associated with firefighting, defense and security, and transport and other government-related activities. For the first quarter of 2014, these costs were $21.1 million, or 37.7% of revenues for the segment, as compared to $6.5 million, or 37.1% of net revenues for the segment for the first quarter of 2013. The increase of $14.5 million was primarily due to the addition of the defense and security work associated with the acquisition of EHI, partially offset by decreased costs associated with firefighting in Australia and transport and other governmental-related activities primarily related to our Italian crewing customer.

Commercial Cost of Revenues

Costs of revenues for our Commercial segment are primarily comprised of variable and fixed venue costs associated with timber harvesting, infrastructure construction, and MRO / Manufacturing. For the first quarter of 2014, these costs were $8.8 million, or 48.2% of revenues for the segment, as compared to $8.6 million, or 44.6% of net revenues for the segment for the first quarter of 2013. The increase of $0.2 million was primarily due to higher fixed venue costs in infrastructure construction primarily due to delayed starts for several key projects and timber harvesting primarily resulting from the fixed costs associated with operations in Malaysia.

Non-allocated Cost of Revenues

Non-allocated costs of revenues are primarily comprised of costs that are mostly fixed in nature and are shared costs between the segments. These costs are primarily salaries and benefit costs of our pilots and field mechanics, depreciation and amortization costs related to the aircraft, aircraft lease costs, insurance costs and other similar costs. For the first quarter of 2014, these costs were $36.0 million, or 48.6% of net revenues, as compared to $12.5 million, or 33.9% of net revenues for the first quarter of 2013. The increase was primarily driven by the increased costs associated with operating the EHI fleet and leasing aircraft, increased labor costs associated with pilots and field maintenance, coupled with an increase in training and other costs primarily associated with increasing the number of qualified pilots and field maintenance personnel as well as costs associated with general maintenance on aircraft that are off contract.

Gross Profit

Consolidated gross profit decreased by $1.0 million, or 10.7%, to $8.3 million in the first quarter of 2014 from $9.3 million in the first quarter of 2013. A combination of an increase in non-allocated costs of $23.5 million and a decrease in Commercial gross profit of $1.2 million offset a $23.8 million increase in Government gross profit.

	Quarter Ended		Quarter Ended
	March 31,	% of	March 31,	% of		%
(Dollars in thousands)	2014	Revenues	2013	Revenues	Change	Change
Gross profit
Government(1)	$34,850	62.3	$11,076	62.9	$23,774	214.6
Commercial(1)	9,471	51.8	10,712	55.4	(1,241)	(11.6)
Non-allocated	(36,041)	(48.6)	(12,514)	(33.9)	(23,527)	188.0

Total gross profit	$8,280	11.2	$9,274	25.1	$(994)	(10.7)

(1)	Percentage of net revenues of applicable segment

Government. Primarily as a result of the factors discussed above, Government gross profit increased by $23.8 million, or 214.6%, to $34.9 million in the first quarter of 2014 from $11.1 million in the first quarter of 2013. Gross profit margin was 62.3% in the first quarter of 2014 compared to 62.9% in the first quarter of 2013.

Commercial. Primarily as a result of the factors discussed above, Commercial gross profit decreased by $1.2 million, or 11.6%, to $9.5 million in the first quarter of 2014 from $10.7 million in the first quarter of 2013. Gross profit margin was 51.8% in the first quarter of 2014 compared to 55.4% in the first quarter of 2013.

Non-allocated. Primarily as a result of the factors discussed above, non-allocated costs for 2013 were $36.0 million in the first quarter of 2014 compared to $12.5 million in the first quarter of 2013.

Operating Expenses

	Quarter Ended		Quarter Ended
	March 31,	% of	March 31,	% of		%
(Dollars in thousands)	2014	Revenues	2013	Revenues	Change	Change
Operating expenses:
General and administrative	$6,797	9.2	$6,311	17.1	$486	7.7
Research and development	1,318	1.8	913	2.5	405	44.4
Selling and marketing	2,988	4.0	2,390	6.5	598	25.0

Total operating expenses	11,103	15.0	9,614	26.0	1,489	15.5

Operating income (loss)	$(2,823)	(3.8)	$(340)	(0.9)	$(2,483)	NM

Operating expenses increased by $1.5 million, or 15.5%, to $11.1 million in the first quarter of 2014 from $9.6 million in the first quarter of 2013. The increase was primarily due to the increase in general and administrative costs resulting from the addition of EHI and Air Amazonia, coupled with $0.8 million of acquisition and integration costs associated with the addition of EHI and Air Amazonia.

Other Income (Expense), Net

	Quarter Ended		Quarter Ended
	March 31,	% of	March 31,	% of		%
(Dollars in thousands)	2014	Revenues	2013	Revenues	Change	Change
Other income (expense)
Interest income (expense), net	$(8,753)	(11.8)	$(1,357)	(3.7)	$(7,396)	NM
Other income (expense), net	(519)	(0.7)	(434)	(1.2)	(85)	19.6

Total other income (expense)	$(9,272)	(12.5)	$(1,791)	(4.8)	$(7,481)	NM

Total other income (expense), net increased by $7.5 million to $9.3 million of net expense in the first quarter of 2014 from $1.8 million of net expense in the first quarter of 2013. Interest expense, net increased by $7.4 million to $8.8 million in the first quarter of 2014, from $1.4 million in the first quarter of 2013, primarily due to an increase in our average outstanding borrowings. Other income (expense), net increased by $0.1 million to $0.5 million in other expense in the first quarter of 2014 from $0.4 million in other expense in the first quarter of 2013 due to the factors described below.

	Quarter Ended	Quarter Ended
	March 31,	March 31,
(Dollars in thousands)	2014	2013	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$217	$206	$11
Realized foreign exchange gain (loss)	(57)	(37)	(20)
Amortization of debt issuance costs	(621)	(322)	(299)
Gain (loss) on disposal of equipment	130	—	130
Other income (expense), net	(188)	(281)	93

Total other income (expense), net	$(519)	$(434)	$(85)

Other income (expense), net increased by $0.1 million to $0.5 million of other expense in the first quarter of 2014 from $0.4 million of other expense in the first quarter of 2013. The increase in net expense was primarily due to an increase in amortization of debt issuance costs of $0.3 million resulting from the addition of the 2020 Senior Notes offering and the new Revolving Credit Agreement entered into during 2013.

Income Tax Expense (Benefit)

	Quarter Ended March 31,	% of	Quarter Ended March 31,	% of		%
(Dollars in thousands)	2014	Revenues	2013	Revenues	Change	Change
Net income (loss) before income taxes and noncontrolling interest	$(12,095)	(16.3)	$(2,131)	(5.8)	$(9,964)	NM
Income tax expense (benefit)	(4,570)	(6.2)	(1,136)	(3.1)	(3,434)	NM

Net income (loss)	$(7,525)	(10.2)	$(995)	(2.7)	$(6,530)	NM

Income tax benefit increased by $3.4 million to $4.6 million in the first quarter of 2014 from $1.1 million in the first quarter of 2013. The increase was primarily due to the $10.0 million increase in net loss before income taxes and noncontrolling interest and the change from a 53.3% effective tax rate including discrete items of $0.3 million for the three months ended March 31, 2013 to a 37.8% effective tax rate and no discrete items for the three months ended March 31, 2014.

Net Income (Loss) Attributable to Erickson Incorporated

	Quarter Ended		Quarter Ended
	March 31,	% of	March 31,	% of		%
(Dollars in thousands)	2014	Revenues	2013	Revenues	Change	Change
Net income (loss)	$(7,525)	(10.1)	$(995)	(2.7)	$(6,530)	NM
Less: Net (income) loss related to noncontrolling interest	(69)	(0.1)	(221)	(0.6)	152	(68.8)

Net income (loss) attributable to Erickson
Incorporated and common stockholders	$(7,594)	(10.2)	$(1,216)	(3.3)	$(6,378)	NM

Net loss attributable to Erickson increased by $6.4 million to $7.6 million in the first quarter of 2014 from $1.2 million in the first quarter of 2013, primarily due to the changes in revenues, expenses, and taxes discussed above. As there were no dividends on our Series A Redeemable Preferred Stock during the first quarters of 2014 or 2013, net loss attributable to common stockholders was also $7.6 million for the first quarter of 2014 and $1.2 million for the first quarter of 2013.

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

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

The following chart is a condensed presentation of our statement of cash flows for the quarters ended March 31, 2014 and March 31, 2013 (in thousands):

	Quarter Ended	Quarter Ended
	March 31,	March 31,
(Dollars in thousands)	2014	2013	Change
Net cash provided by (used in) operating activities	$2,494	$(6,288)	$8,782
Net cash provided by (used in) investing activities	(17,283)	(3,009)	(14,274)
Net cash provided by (used in) financing activities	15,651	9,121	6,530
Foreign-currency effect on cash and cash equivalents	467	31	436

Net increase (decrease) in cash and cash equivalents	1,329	(145)	1,474
Cash and cash equivalents at beginning of period	1,881	1,468	413

Cash and cash equivalents at end of period	$3,210	$1,323	$1,887

Sources and Uses of Cash

At March 31, 2014, we had cash and cash equivalents of $3.2 million compared to $1.9 million at December 31, 2013. At March 31, 2014, we had restricted cash of $2.5 million compared to $2.9 million at December 31, 2013. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance bonds on certain contracts.

Net cash provided by (used in) operating activities. For the quarter ended March 31, 2014 net cash used by operating activities before the change in operating assets and liabilities was $2.9 million, which included net loss of $7.5 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $4.7 million (depreciation and amortization of $8.0 million, amortization of debt issuance costs of $0.6 million and stock-based compensation of $0.2 million, partially offset by a $4.0 million net decrease in deferred income taxes). The change in operating assets and liabilities was a $5.4 million source of cash primarily consisting of the following: a $13.9 million decrease in accounts receivable (primarily attributable to decreased revenues), a $2.0 million increase in accounts payable, a $1.5 million decrease in other non-current assets, a $0.9 million increase in income taxes payable, and a $0.3 million increase in other long-term liabilities, partially offset by a $7.9 million increase in Aircraft support parts, net (primarily attributable to increases in inventory levels needed in preparation for the active fire season), a $4.0 million decrease in accrued other current liabilities, a $0.8 million increase in income tax receivable, and a $0.6 million increase in prepaid expenses and other current assets. As a result of these factors, operating activities provided $2.5 million of cash during the quarter ended March 31, 2014.

For the quarter ended March 31, 2013, net cash provided by operating activities before the change in operating assets and liabilities was $4.0 million, which included net loss of $1.0 million coupled with non-cash adjustments reconciling net income to net cash provided by operating activities of $5.0 million (depreciation and amortization of $5.4 million, non-cash interest on subordinated notes of $0.7 million, amortization of debt issuance costs of $0.3 million, and $0.2 million in stock based compensation, partially offset by a net increase in deferred income taxes of $1.5 million). The change in operating assets and liabilities was a $10.3 million use consisting of the following: a $7.3 million increase in Aircraft support parts, net (primarily attributable to increases in inventory levels and continued progress on an Aircrane being remanufactured), a $6.3 million increase in accounts receivable (primarily attributable to the receivables related to our Australian and Peruvian customer), a $1.7 million increase in prepaid expenses and other, a $0.3 million decrease in accounts payable, partially offset by a $4.7 million increase in accrued and other current liabilities (primarily attributable to increases in accrued legal fees associated with the acquisitions, accrued payroll and related taxes, coupled with an increase in accrued mobilization costs for Australia), a $0.4 million increase in income taxes payable, and a $0.1 million increase in income tax receivable. As a result of these factors, we used $6.3 million of cash in operating activities in the quarter ended March 31, 2013.

Net cash provided by (used in) investing activities. Net cash used in investing activities was $17.3 million for the quarter ended March 31, 2014 compared to net cash used in investing activities of $3.0 million for the quarter ended March 31, 2013. In the quarter ended March 31, 2014, we used net cash of $17.5 million for purchases of aircraft and property, plant and equipment primarily in support of our legacy business and expanded operations subsequent to the EHI acquisition and releases of restricted cash provided $0.2 million. In the quarter ended March 31, 2013, we used net cash of $3.0 million for the purchase of aircraft and routine capital expenditures.

Net cash provided by (used in) financing activities. During the quarter ended March 31, 2014, financing activities provided $15.7 million of cash compared to $9.1 million during the quarter ended March 31, 2013. For the first quarter of 2014, borrowings from credit facilities of $39.9 million exceeded repayments of $24.4 million, providing $15.5 million of net cash. For the first quarter of 2013, borrowings from credit facilities of $68.6 million exceeded repayments of $59.3 million, providing $9.3 million of net cash.

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

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at March 31, 2014 and December 31, 2013 was $355.0 million.

A total of $46.0 million of the net proceeds were initially deposited in escrow, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, to be used toward the acquisition of Air Amazonia. Pursuant to the terms of the 2020 Senior Notes, these proceeds of the offering were not released from escrow to consummate the Air Amazonia acquisition before July 31, 2013, and as a result, an aggregate principal amount of 2020 Senior Notes equal to $45.0 million were redeemed, on a pro rata basis, on August 5, 2013 pursuant to a special mandatory redemption, at a price equal to 100% of the principal amount of the 2020 Senior Notes being redeemed, plus accrued and unpaid interest to, but not including, August 5, 2013. We funded the purchase price of the Air Amazonia acquisition with our Revolving Credit Facility during 2013.

On May 2, 2014, we commenced an offer to exchange all $355.0 aggregate principal amount of the 2020 Senior Notes, which were not registered under the Securities Act of 1933, for an equal principal amount of new 8.25% Second Priority Senior Secured Notes due 2020 which are substantially identical except that they will be registered under the Act and will not bear any legend restricting their transfer (see “Note 20 —Subsequent Events”).

Revolving Credit Facility

On May 2, 2013, we entered into the Revolving Credit Facility, providing a new $100.0 million, five-year revolving credit facility with a group of financial institutions led by Wells Fargo Bank N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA. On June 14, 2013, the Revolving Credit Facility was amended to increase the maximum aggregate amount that we may borrow from $100.0 million to $125.0 million, and on March 11, 2014 it was amended to increase the maximum aggregate amount that we may borrow to $140.0 million. The interest rate under the Revolving Credit Facility is 225-450 basis points over LIBOR/Prime base rate depending on the Company’s senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes and we used a portion of the proceeds to fund the purchase price of the Air Amazonia acquisition.

We, and each of our current and future, direct and indirect, material domestic subsidiaries guarantee the indebtedness under the Revolving Credit Facility on a senior secured first lien basis.

The Revolving Credit Facility contains certain financial covenants, including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if our average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is greater than $16.8 million or 1.05:1.00 if our average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is less than or equal to $16.8 million, and an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions.

The Revolving Credit Facility includes mandatory prepayment requirements for the certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that we receive as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at March 31, 2014 was $83.6 million. The weighted average interest rate for borrowings under the Revolving Credit Facility for the quarter ended March 31, 2014 was 5.15%. The interest rate at March 31, 2014 was 5.25%. As of March 31, 2014 we had $0.9 million in outstanding standby letters of credit under the Revolving Credit Facility and maximum borrowing availability was $55.6 million.

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

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. The outstanding balance under the 2020 Subordinated Notes at March 31, 2014 was $17.5 million, comprised of the $16.2 million fair value and $1.3 million related to the unamortized discount on the debt. The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00% during the quarter ended March 31, 2014.

Advance from Cambiano

On July 29, 2008, EuAC entered into an Agreement with Banca Di Credito Cooperativo Di Cambiano (“Cambiano”) whereby EuAC may request advances up to €6.0 million. On July 29, 2013, EuAC entered into an Amended Agreement which reduced the available advances from €6.0 million to €4.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. There were no advances outstanding as of March 31, 2014 and December 31, 2013. The agreement may be canceled by either party at any time.

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

	Quarter Ended March 31,	Quarter Ended March 31,
(Dollars in thousands)	2014	2013
EBITDA, Adjusted EBITDA and Adjusted EBITDAR Reconciliation:
Net income (loss) attributable to Erickson Incorporated	$(7,594)	$(1,216)
Interest expense, net	8,753	1,357
Tax expense (benefit)	(4,570)	(1,136)
Depreciation and amortization	7,953	5,400
Amortization of debt issuance costs	621	322

EBITDA	$5,163	$4,727

Acquisition and integration related expenses	791	2,263
Non-cash unrealized mark-to-market foreign exchange (gains) losses	(217)	(206)
Non-cash charges from awards to employees of equity interests	160	180
Other non-cash (gains) losses	(130)	—

Adjusted EBITDA	$5,767	$6,964

Aircraft lease expenses	4,959	—

Adjusted EBITDAR	$10,726	$6,964

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

Letters of Credit. To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. At March 31, 2014, we had letters of credit with various expiration dates extending into 2016 valued at approximately $1.1 million outstanding, including $0.9 million outstanding under our Revolving Credit Facility and $0.2 million (€0.2 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $2.2 million (€1.6 million) in restricted cash. At December 31, 2013, we had letters of credit with various expiration dates extending into 2014 valued at approximately $5.3 million outstanding, including $5.1 million outstanding under our revolving credit agreement and $0.2 million (€0.2 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we had secured with $2.6 million (€2.0 million) in restricted cash.

Advance Agreements with Foreign Banks. In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At March 31, 2014 and December 31, 2013, there were no advances outstanding under these types of arrangement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates could have reasonably been used, or if changes in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Form 10-K filed with the SEC on March 14, 2014. We believe that there have been no significant changes to our critical accounting policies during the quarter ended March 31, 2014 other than the effects of the acquisitions disclosed.

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

Interest Rate Risk

At March 31, 2014 we had total indebtedness of $456.1 million (excluding $1.1 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our Revolving Credit Facility as our other debt obligations maintain fixed interest rates. Market risks associated with our Revolving Credit Facility include the potential reductions in fair value and negative impacts to future earnings from an increase in interest rates. Under our pre-acquisition debt, composed of the Term Debt and Revolving Line of Credit terminated on May 2, 2013, the applicable interest rate on our borrowings was calculated based on either LIBOR or a base rate plus a margin depending on the level of the senior debt leverage covenant ratio as defined in our prior credit agreement. The rates applicable to outstanding borrowings fluctuated based on many factors including, but not limited to, general economic conditions and interest rates, including the LIBOR, Federal Funds, and prime rates, and the supply of and demand for credit in the London interbank market. Under our Revolving Credit Facility, the applicable interest rate on our borrowings is 225-450 basis points over LIBOR/Prime base rate depending on the Company’s senior leverage ratio. We estimate that a hypothetical 10% change in the interest rates experienced on our debt would have impacted interest expense for the quarter ended March 31, 2014 by approximately $0.9 million.

Aircraft Fuel

Our results of operations are affected by changes in the price and availability of aircraft fuel. For the quarter ended March 31, 2014, a deviation of 10% in the average price per gallon of fuel would have impacted our cost of revenues by approximately $0.3 million. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts.

We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk

A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the quarter ended March 31, 2014 would have resulted in an estimated pre-hedged decrease of $0.5 million in our net income.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2014, our disclosure controls and procedures were effective.

We are in the process of integrating the control environments of EHI and Air Amazonia, which we acquired on May 2, 2013 and September 3, 2013, respectively, with our existing control environment. Except for that integration process, there have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Priority 1 Matter

In November 2012, Priority 1 Air Rescue Services, Inc., or Priority 1, brought breach of contract claims against EHI in Multnomah County (Oregon) Circuit Court related to two subcontracts between Priority 1 and EHI. The primary contracts were between EHI and the U.S. government for air medical evacuation, fire suppression, and other related services in Hawaii and Alaska. Priority 1 alleges that EHI failed to pay invoices for work performed in the amount of approximately $0.7 million. Priority 1 also claims an additional amount for consequential damages and interest. The total amount claimed by Priority 1 is approximately $2.0 million. EHI answered the complaint in December 2012, and denied all allegations. In March 2014, we entered into a settlement agreement with Priority 1 pursuant to which we paid $225,000 to Priority 1 in full and final settlement of this matter.

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

World Fuel Claim

In December of 2013, World Fuel, a former fuel supplier of Evergreen International Aviation (“EIA”) and Evergreen Airlines (“EA”), filed suit against EIA, EA and other named parties claiming approximately $9 million of accounts payable due and owing to World Fuel for fuel purchases made by EIA and EA. EHI was a named party in the lawsuit since it was alleged that EHI signed a joint and several guaranty of payment in favor of World Fuel in 2012. In April 2014 we filed our Amended Answer which included certain counterclaims against World Fuel and certain cross claims against Mr. Delford Smith. At this time, we are not able to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on our financial condition in the event of an unfavorable outcome.

Stockholder Action

In August 2013, a putative stockholder filed a class and derivative action in the Court of Chancery for the State of Delaware against us, the members of our board of directors, EAC Acq., and the ZM Funds and certain of their affiliates. The plaintiff asserted claims for breach of fiduciary duty and unjust enrichment in connection with the EHI acquisition and requested an award of unspecified monetary damages to the stockholders and to our company, disgorgement and restitution, certain other equitable relief, and an award of plaintiff’s costs and disbursements, including legal fees. On October 3, 2013, the defendants moved to dismiss the plaintiff’s complaint on the ground that all of the plaintiff’s claims in reality were derivative in nature and that the plaintiff had failed to allege facts sufficient to excuse pre-suit demand. On December 4, 2013, rather than oppose the motion to dismiss, the plaintiff chose to file an amended complaint. On January 24, 2014, the defendants again moved to dismiss the plaintiff’s amended complaint on the same grounds. On April 15, 2014, the Court denied the defendant’s motion, holding that one aspect of the plaintiff’s claim was direct and that, in any event, the plaintiff had pled facts sufficient to excuse pre-suit demand. Although we are unable to predict the final outcome of the proceeding, we believe the allegations lack merit, intend to vigorously defend against them, and believe that the final results will not have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Erickson Incorporated

Date: May 8, 2014	By:	/s/ ERIC STRUIK
Eric Struik
Chief Financial Officer
(signing on behalf of the registrant as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Offer Letter of Brian Clegg, dated February 24, 2014	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X