Form 10-Q
period 2014-06-30
ERICKSON INC.
filed 2014-08-07
CIK 1490165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

On July 28, 2014, 13,802,212 shares of common stock, par value $0.0001, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ERICKSON INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$2,444	$1,881
Restricted cash	1,067	2,883
Accounts receivable, net of allowances for doubtful accounts of $673 and $991 in 2014 and 2013, respectively	63,851	65,987
Prepaid expenses and other current assets	4,286	3,360
Income tax receivable	164	135
Deferred tax assets	2,116	3,715

Total current assets	73,928	77,961

Aircraft support parts, net	139,420	126,696
Aircraft, net	127,482	127,179
Property, plant and equipment, net	117,550	109,382
Goodwill	214,681	234,978
Other intangible assets, net	21,263	22,484
Deferred tax assets, non-current	1,579	—
Other non-current assets	25,621	28,625

Total assets	$721,524	$727,305

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,762	$29,035
Accrued and other current liabilities	29,115	41,233
Income tax payable	548	621

Total current liabilities	59,425	70,889

Long-term debt	16,684	16,160
Long-term revolving credit facilities	102,094	68,086
Long-term notes payable	355,000	355,000
Other long-term liabilities	13,055	1,819
Uncertain tax positions	5,669	5,669
Deferred tax liabilities	—	16,775

Total liabilities	551,927	534,398
Stockholders’ equity:
Common stock; $0.0001 par value; 110,000,000 shares authorized; 13,802,212 and 13,787,914 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	180,598	179,954
Retained earnings (deficit)	(12,599)	12,104
Accumulated other comprehensive income (loss), net of tax	777	(42)

Total stockholders’ equity attributable to Erickson Incorporated	168,777	192,017

Noncontrolling interest	820	890

Total stockholders’ equity	169,597	192,907

Total liabilities and stockholders’ equity	$721,524	$727,305

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net revenues:	$80,885	$68,590	$155,069	$105,530
Cost of revenues	67,156	51,100	133,060	78,767

Gross profit	13,729	17,490	22,009	26,763

Operating expenses:
General and administrative	6,994	10,112	13,791	16,423
Research and development	738	1,005	2,056	1,918
Selling and marketing	2,155	1,476	5,143	3,865
Impairment of goodwill	21,272	—	21,272	—

Total operating expenses	31,159	12,593	42,262	22,206

Operating income (loss)	(17,430)	4,897	(20,253)	4,557
Other income (expense):
Interest expense, net	(9,111)	(6,495)	(17,864)	(7,851)
Interest expense related to tax contingencies	—	(311)	—	(311)
Amortization of debt issuance costs	(593)	(465)	(1,214)	(787)
Unrealized foreign exchange gain (loss)	27	(66)	244	140
Loss on early extinguishment of debt	—	(215)	—	(215)
Realized foreign exchange gain (loss)	15	(113)	(42)	(150)
Gain on disposal of equipment	61	21	191	21
Other expense, net	(353)	(81)	(541)	(362)

Total other income (expense)	(9,954)	(7,725)	(19,226)	(9,515)

Net loss before income taxes and noncontrolling interest	(27,384)	(2,828)	(39,479)	(4,958)
Income tax benefit	(10,222)	(1,031)	(14,792)	(2,167)

Net loss	(17,162)	(1,797)	(24,687)	(2,791)
Less: Net (income) loss related to noncontrolling interest	53	(155)	(16)	(378)

Net loss attributable to Erickson Incorporated and common stockholders	$(17,109)	$(1,952)	$(24,703)	$(3,169)

Net loss	$(17,162)	$(1,797)	$(24,687)	$(2,791)
Other comprehensive income (loss):
Foreign currency translation adjustment	476	(56)	806	(185)

Comprehensive loss	(16,686)	(1,853)	(23,881)	(2,976)
Comprehensive (income) loss attributable to noncontrolling interest	66	(181)	(3)	(361)

Comprehensive loss attributable to Erickson Incorporated	$(16,620)	$(2,034)	$(23,884)	$(3,337)

Net loss per share attributable to common stockholders
Basic	$(1.24)	$(0.20)	$(1.79)	$(0.33)

Diluted	$(1.24)	$(0.20)	$(1.79)	$(0.33)

Weighted average shares outstanding
Basic	13,799,501	9,759,758	13,794,491	9,743,532

Diluted	13,799,501	9,759,758	13,794,491	9,743.532

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

(Unaudited)

								Total Stockholders’
						Retained	Accumulated	Equity
	Preferred				Additional	Earnings	Other	(Deficit) Of	Noncontrolling	Total
	Stock		Common Stock		Paid-in	(Accumulated	Comprehensive	Erickson	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Incorporated	Amount	Equity
Balance at December 31, 2012	—	—	9,726,785	1	101,833	2,447	71	104,352	1,016	105,368
Issuance of Series A Preferred Stock	4,008,439	78,044	—	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	(341)	(341)
Issuance of Restricted Stock Units	—	—	87,634	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	792	—	—	792	—	792
Conversion of Series A Preferred Stock to Common Stock	(4,008,439)	(78,044)	4,008,439	—	78,044	—	—	78,044	—	78,044
Shares withheld for payment of taxes	—	—	(34,944)	—	(715)	—	—	(715)	—	(715)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	9,657	—	9,657	209	9,866
Foreign currency translation	—	—	—	—	—	—	(113)	(113)	6	(107)
Comprehensive income (loss)										9,759

Balance at December 31, 2013	—	$—	13,787,914	$1	$179,954	$12,104	$(42)	$192,017	$890	$192,907
Issuance of Restricted Stock Units	—	—	23,022	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	(73)	(73)
Stock-based compensation	—	—	—	—	396	—	—	396	—	396
Shares withheld for payment of taxes	—	—	(8,724)	—	(166)			(166)	—	(166)
Proceeds from shareholder, net	—	—	—	—	414	—	—	414	—	414
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(24,703)	—	(24,703)	16	(24,687)
Foreign currency translation	—	—	—	—	—	—	819	819	(13)	806
Comprehensive loss										(23,881)

Balance at June 30, 2014	—	$—	13,802,212	$1	$180,598	$(12,599)	$777	$168,777	$820	$169,597

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net loss	$(17,162)	$(1,797)	$(24,687)	$(2,791)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	8,981	8,474	16,934	13,874
Impairment of goodwill	21,272	—	21,272	—
Deferred income taxes	(12,756)	(2,262)	(16,740)	(3,795)
Non-cash interest expense on debt	486	540	523	1,197
Non-cash interest on tax contingencies	—	311	—	311
Non-cash interest income on loans	—	(41)	—	(41)
Write-off of debt issuance costs related to the early extinguishment of debt	—	215	—	215
Stock-based compensation	236	232	396	411
Amortization of debt issuance costs	593	465	1,214	787
Gain on sale of equipment	(61)	(21)	(191)	(21)
Changes in operating assets and liabilities:
Accounts receivable	(12,306)	(7,431)	1,570	(13,683)
Prepaid expenses and other current assets	(307)	31	(906)	(1,638)
Income tax receivable, net	788	(452)	946	(315)
Aircraft support parts, net	(4,851)	(11,521)	(12,715)	(13,194)
Other non-current assets	1,581	(2,681)	3,126	(2,681)
Accounts payable	(1,264)	(25,160)	731	(25,476)
Accrued and other current liabilities	(12,298)	1,337	(16,341)	6,010
Income tax payable	717	841	717	1,231
Other long-term liabilities	264	1,552	558	1,552

Net cash used in operating activities	(26,087)	(37,368)	(23,593)	(38,047)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired (see Note 6)	—	(208,870)	—	(208,870)
Purchases of aircraft and property, plant and equipment	(19,655)	(16,100)	(37,138)	(24,633)
Proceeds from sale-leaseback of aircraft	24,660	—	24,660	—
Restricted cash	1,567	(44,960)	1,767	(45,011)
Decrease in other assets	—	—	—	(35)
Dividends paid to non-controlling interest	(73)	(341)	(73)	(341)

Net cash provided by (used in) investing activities	6,499	(270,271)	(10,784)	(278,890)

Cash flows from financing activities:
Proceeds from shareholders, net	—	—	414	—
Repayments of subordinated notes	—	(27,572)	—	(27,572)
Repayments of credit facilities	(54,723)	(125,147)	(79,123)	(184,417)
Borrowings from credit facilities	73,264	79,263	113,131	147,853
Borrowing of notes	—	400,000	—	400,000
Debt issuance costs	(37)	(13,777)	(267)	(13,976)
Shares withheld for payment of taxes	(166)	(613)	(166)	(613)

Net cash provided by financing activities	18,338	312,154	33,989	321,275

Effect of foreign currency exchange rates on cash and cash equivalents	484	(16)	951	15

Net increase (decrease) in cash and cash equivalents	(766)	4,499	563	4,353
Cash and cash equivalents at beginning of period	3,210	1,322	1,881	1,468

Cash and cash equivalents at end of period	$2,444	$5,821	$2,444	$5,821

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,267	$9,090	$17,536	$9,848
Cash paid for income taxes, net	$375	$550	$861	$445

The accompanying notes are an integral part of these financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of the Business

The consolidated financial statements include the accounts of Erickson Incorporated (“EAC”) and its subsidiaries and affiliated companies: EAC Acquisition Corporation (“EAC Acq.”), Erickson Helicopters, Inc. and its subsidiaries (“EHI”, formerly known as Evergreen Helicopters, Inc.), CAC Development Ltd. (“Canada”), Canadian Air-Crane Ltd. (“CAC”), Erickson Air-Crane Malaysia Sdn. Bhd. (“EACM”), European Air-Crane S.p.A. (“EuAC”), Air Amazonia Serviços Aeronáuticos Ltda. (“Air Amazonia”), Dutch Air-Crane B.V. (“DAC”), and Erickson Aviation Peru S.A.C. (“Peru”) (collectively referred to as “the Company”). EuAC owns a 60% equity interest in Societa Italiania de Manutenzioni Aeroautiche S.p.A. (“SIMA”), which is an aircraft maintenance organization located in Lucca, Italy; and EACM owns a 49% equity interest in Layang-Layang Services Sdn. Bhd., which provides aircraft rental services in Malaysia.

As of June 30, 2014, the Company owned a fleet of 19 heavy lift helicopters, comprised of 13 S-64E and six S-64F model Aircranes, and 38 medium and light lift aircraft of varying model types, comprised of 30 rotor wing aircraft and eight fixed-wing aircraft. As of June 30, 2014, the Company leased a fleet of one heavy lift, 32 medium and light lift aircraft of varying types, comprised of 27 rotary wing aircraft and five fixed-wing aircraft. The Company’s fleet operations span the globe with a presence on six continents. As of June 30, 2014, 22 of the owned aircraft and 20 of the leased aircraft were deployed outside of North America.

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

All intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued accounting standards update (“ASU”) No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to resolve the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Although permitted by the ASU, the Company did not elect early adoption or retrospective application. As such, the ASU became effective prospectively for the Company as of its first quarter of 2014. As of June 30, 2014, the Company did not have any unrecognized tax benefits that meet the conditions described by the ASU; accordingly, the ASU did not have any impact on the Company’s results of operations or financial position.

In May 2014, the FASB issued ASU 2014-09,”Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. This ASU requires revenue to be recognized to reflect the consideration an entity expects to be entitled to in exchange for the transfer of goods or services to customers in the appropriate period. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract are required. The Company will be required to implement this guidance in the first quarter of fiscal year 2017, using one of two prescribed retrospective methods. No early adoption is permitted. The Company has not yet determined the effect of adoption on the consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended June 30, 2014 that are of significance, or potential significance, to the Company.

Note 3. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Trade accounts receivable	$58,931	$60,190
Other receivables	5,593	6,788
Less: allowance for doubtful accounts	(673)	(991)

	$63,851	$65,987

The Company had no bad debt expense in the three months ended June 30, 2014 and 2013. During the six months ended June 30, 2014, the Company had bad debt recoveries of $0.3 million. During the six months ended June 30, 2013, the Company had bad debt expense of $0.3 million.

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

The following is a summary of customers that accounted for at least 10% of the total current and non-current trade receivables for the Company as of June 30, 2014 or December 31, 2013:

	June 30, 2014	December 31, 2013
Fluor	14.2%	$19.4%
Army Contracting Command – Rock Island	7.7%	13.8%

	$21.9%	$33.2%

The following is a summary of customers that accounted for at least 10% of the Company’s net revenues in the three or six months ended June 30, 2014 or June 30, 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Fluor	18.6%	15.0%	19.4%	9.8%
US Forest Service	7.3%	12.4%	3.8%	8.1%
Helicorp (Australia)	—%	0.1%	—%	13.8%

The Company operates in portions of Europe that have been significantly affected by the global recession, such as Greece and Italy, and the Company bears risk that existing or future accounts receivable may be uncollectible if these customers experience curtailed government spending.

Note 4. Aircraft Support Parts, net

Aircraft support parts, net consists of aircraft parts and work-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized in aircraft support parts include materials, labor, and operating overhead. Work-in-process consists of remanufactured aircraft in various stages of production and in-process aircraft support parts. Upon completion of an aircraft remanufacture, based on the demand for the Company’s services, the Company may transfer an aircraft into its fleet. As of June 30, 2014 and December 31, 2013, there were no aircraft being remanufactured.

Aircraft support parts consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Aircraft parts	$126,189	$115,400
Work-in-process	19,121	17,296
Less: Excess and obsolete reserve	(5,890)	(6,000)

	$139,420	$126,696

Note 5. Aircraft and Property, Plant and Equipment

Aircraft, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Aircraft	$154,837	$151,044
Less: Accumulated depreciation	(27,355)	(23,865)

	$127,482	$127,179

Property, plant, and equipment, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land and land improvements	$308	$308
Buildings	7,869	7,597
Vehicles and equipment	37,546	29,598
Deferred overhauls, net	77,023	68,773
Construction-in-progress	14,194	19,923

	136,940	126,199
Less: Accumulated depreciation and amortization	(19,390)	(16,817)

	$117,550	$109,382

During the three months ended June 30, 2014 and 2013, depreciation expense was $4.8 million and $3.1 million, respectively. During the six months ended June 30, 2014 and 2013, depreciation expense was $8.9 million and $5.7 million, respectively. During the three months ended June 30, 2014 and 2013, amortization expense associated with deferred overhauls was $3.6 million and $4.9 million, respectively. During the six months ended June 30, 2014 and 2013, amortization expense associated with deferred overhauls was $6.8 million and $7.6 million, respectively.

During the second quarter of 2014, the Company completed a sale-leaseback transaction pursuant to which the Company sold one

S-64 Aircrane for a total purchase price of $24.7 million. The net book value of the Aircrane at the date of the transaction was $12.2 million. The lease has an initial term of seven years commencing on June 30, 2014, and base lease payments of approximately $264 thousand per month. The Company has the right to purchase the aircraft back from the lessor at the end of the fourth year of the lease term at a purchase price based upon the fair market value at that time. At the end of the term of the lease, the lessor has a put right to sell the aircraft back at a purchase price based on the fair market value at that time. The Company has accounted for the transaction as a sale-leaseback under ASC 840-40 “Sale-Leaseback Transactions”. The profit on the sale was deferred and will be recognized ratably over the term of the lease as a reduction to rent expense. The current portion of the deferred gain of $1.8 million is included in other current liabilities, and the non-current portion of deferred gain of $10.7 million is included in other non-current liabilities in the consolidated balance sheet as of June 30, 2014.

Note 6. Acquisitions

Evergreen Helicopters, Inc.

On May 2, 2013, the Company completed its acquisition of EHI, based in McMinnville Oregon, and prior to the acquisition, a wholly owned subsidiary of Evergreen International Aviation (“EIA”). EHI operates a fleet of aircraft of varying rotary-wing and fixed-wing types for a wide range of passenger transport and light, medium and heavy load-carrying missions. The assets purchased and liabilities assumed for EHI have been reflected in the Company’s consolidated balance sheet as of June 30, 2014 and December 31, 2013, and the results of operations of EHI are included in the Company’s consolidated statements of comprehensive income (loss) since the closing date of the acquisition. Intangible assets included goodwill of $231.6 million, customer relationships of $19.3 million amortized over a period of nine years, and trade names of $0.4 million amortized over a period of 6 months. The goodwill and other intangible assets totaling $251.3 million are amortized over a 15-year period for tax purposes.

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

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Net revenues	$84,337	$166,005
Net income (loss ) attributable to common stockholders	(679)	5,727
Net income (loss) per share attributable to common stockholders:
Basic	(0.05)	0.42
Diluted	(0.05)	0.42
Weighted average shares outstanding(1):
Basic	13,768,197	13,751,971
Diluted	13,768,197	13,787,990

(1)	Weighted average shares outstanding for the purposes of the above pro forma calculation assume the Convertible Redeemable Preferred Stock of 4,008,439 shares converted to the same number of shares of common stock at the beginning of the period presented.

During three months ended June 30, 2014 and June 30, 2013, the Company incurred approximately $0.4 million and $3.6 million in EHI acquisition and integration-related expenses, respectively, which are included in general and administrative expenses. During six months ended June 30, 2014 and June 30, 2013, the Company incurred approximately $1.1 million and $5.6 million in EHI acquisition and integration-related expenses, respectively, which are included in general and administrative expenses.

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

During the three months ended June 30, 2014 and June 30, 2013, the Company incurred approximately $0.2 million and $0.4 million in Air Amazonia acquisition and integration-related expenses, respectively, which are included in general and administrative expenses. During the six months ended June 30, 2014 and June 30, 2013, the Company incurred approximately $0.3 million and $0.7 million in Air Amazonia acquisition and integration-related expenses, respectively, which are included in general and administrative expenses.

The assets purchased and liabilities assumed for Air Amazonia have been reflected in the Company’s consolidated balance sheet as of June 30, 2014 and December 31, 2013, and the results of operations of Air Amazonia are included in the Company’s consolidated statements of comprehensive income (loss) since the closing date of the acquisition. The preliminary assessment included aircraft of $20.0 million and goodwill and other intangible assets of $7 million. The Company is in the process of finalizing the purchase accounting related to the acquisition, including the working capital adjustment under the purchase agreement, goodwill, other intangible assets, and certain tax assets and liabilities; thus, the estimated amounts presented herein are subject to change.

Note 7. Other Intangible Assets, net

Other intangible assets, net consisted of the following (in thousands):

	Useful Life	June 30,	December 31,
	(in years)	2014	2013
Customer Relationships (EHI)	9	$19,300	$19,300
Customer Relationships (Air Amazonia)	9	2,500	2,500
Type Certificate(1)	Indefinite	2,205	2,205

		24,005	24,005
Less: accumulated amortization		(2,742)	(1,521)

		$21,263	$22,484

(1)	The Type Certificate included in intangible assets is the Type Certificate for engines used in the Aircrane, purchased individually during 2013.

During the three and six months ended June 30, 2014, amortization expense for intangible assets was $0.6 million and $1.2 million, respectively, and was recorded in cost of sales. Estimated amortization expense for intangible assets for future periods, including remaining amounts to be recorded in 2014 as of June 30, 2014, is as follows (in thousands):

Intangible Asset Amortization
2014	$1,211
2015	2,421
2016	2,421
2017	2,421
2018	2,421
Thereafter	8,163

Total	$19,058

Note 8. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Payroll and related taxes	$9,511	$12,004
Deferred maintenance on aircraft	3,536	9,694
Interest	5,533	5,142
Deferred revenue	973	1,210
Deferred gain on sale-leaseback	1,780	—
Other	7,782	13,183

	$29,115	$41,233

Note 9. Debt

Outstanding debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
2020 Senior Notes	$355,000	$355,000
Revolving Credit Facility	102,094	68,086
2020 subordinated notes, net of discount	16,291	16,160
Fixtures financing	393	—

Total	$473,778	$439,246

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

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at June 30, 2014 and December 31, 2013 was $355.0 million.

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

On May 2, 2014, the Company commenced an offer (the “Exchange Offer”) to exchange all $355.0 aggregate principal amount of its outstanding 8.25% Second Priority Senior Secured Notes due 2020, which were not registered under the Securities Act of 1933 (the “Old Notes”), for an equal principal amount of new 8.25% Second Priority Senior Secured Notes due 2020 which have been registered under the Securities Act of 1933 (the “New Notes”). The Exchange Offer was completed on June 6, 2014.

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

The Revolving Credit Facility contains certain financial covenants including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is greater than $16.8 million or 1.05:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is less than or equal to $16.8 million. The Revolving Credit Facility also imposes an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions. The Company was in compliance with the financial covenants as of June 30, 2014 and December 31, 2013.

The Revolving Credit Facility includes mandatory prepayment requirements for the certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that the Company receives as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at June 30, 2014 and December 31, 2013 was $102.1 million and $68.1 million, respectively. The weighted average interest rate for borrowings under the Revolving Credit Facility for the three and six months period ended June 30, 2014 was 5.08% and 5.11%, respectively. The interest rate at June 30, 2014 and December 31, 2013 was 5.03% and 5.06%, respectively. As of June 30, 2014 and December 31, 2013 the Company had $4.8 million and $5.1 million in outstanding standby letters of credit under the Revolving Credit Facility, respectively, and maximum borrowing availability was $33.1 million and $51.8 million as of June 30, 2014 and December 31, 2013, respectively.

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

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. As of June 30, 2014 and December 31, 2013, the carrying value of the 2020 Subordinated Notes was $16.3 million, made up of the face value of $17.5 million net of the unamortized discount of $1.2 million. The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00% during the three and six months period ended June 30, 2014.

Advance from Cambiano

EuAC is party to an Amended Agreement with Banca Di Credito Cooperativo Di Cambiano (“Cambiano”) whereby EuAC may request advances up to €4.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. There were no advances outstanding as of June 30, 2014 and December 31, 2013. The agreement may be canceled by either party at any time.

On August 4, 2008, EuAC executed a bank guarantee and pledged €3.0 million as restricted cash in connection with a performance guarantee for a four-year leasing contract in Italy. Following receipt of the restricted cash, Cambiano issued a letter of credit for the performance bond. In the third quarter of 2012, the restricted cash amount was reduced to $2.6 million (€2.0 million), in conjunction with the reduction in the corresponding letter of credit. The restrictions renewed in June 2013 through the remainder of the 2013 fire season and the Company has classified the restricted cash related to the pledges as current assets based on the anticipated release date of the restriction. In the second quarter of 2014, the restricted cash amount was reduced to $0.6 million (€0.4 million), in conjunction with the reduction in the corresponding letter of credit.

Note 10. Goodwill

The changes in the carrying amount of goodwill for the six months period June 30, 2014, are as follows (in thousands):

	Government Segment	Commercial Segment	Total
Balance as of January 1, 2014
Goodwill	$231,627	$3,351	$234,978

Activity during 2014
Impairment losses	(21,272)	—	(21,272)
Purchase accounting adjustments for Air Amazonia	—	975	975

Balance as of June 30, 2014
Goodwill	$210,355	$4,326	$214,681

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Conditions that would trigger an impairment assessment, include, but are not limited to, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action.

The goodwill impairment test involves a two-step process pursuant to ASC 350-20-35. The first step compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the second step of the impairment test is to measure the amount of impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

During the second quarter of 2014, the Company performed the annual impairment review for EHI, which is considered a reporting unit for the purposes of that analysis. The Company compared business unit book value to its fair value, determined through the income approach, and concluded step two of the impairment test should be performed.

For the purposes of step two analysis, the Company estimated the fair value of EHI reporting unit using income approach. The income approach estimates fair value by discounting the future cash flows expected to be generated by the business unit to their present value. The Company believes this is the most reliable indicator of fair value and is consistent with the approach a market place participant would use. Based on the Company’s step two analysis, the implied fair value of goodwill was lower than its carrying value. As a result, the Company recorded an impairment charge of $21.3 million against the carrying amount of goodwill during the quarter ended June 30, 2014. The impairment charge is included in impairment of goodwill on the consolidated statements of comprehensive income (loss).

The estimation of fair value utilizing the above approach includes numerous uncertainties which require significant judgment when making assumptions of the cost of capital, expected growth rates, selection of discount rates, as well as assumptions regarding general economic and business conditions, among other factors. Key assumptions used in measuring the implied fair value of goodwill included a discount rate of 10%, effective tax rate of 38%, terminal EBITDA multiple of 7.0, and utilizing excess earnings method to value the customer relationship intangible.

Note 11. Consolidating Financial Information

Certain of the Company’s subsidiaries have guaranteed its obligations under the $355.0 million outstanding principal amount of 8.25% notes due 2020. The following presents the condensed consolidating financial information for:

•	Erickson Incorporated (the ‘‘Parent Company’’), the issuer of the guaranteed obligations;

•	Guarantor subsidiaries, on a combined basis, as specified in the indenture related to the Company’s obligations under the 2020 Senior Notes;

•	Non-guarantor subsidiaries, on a combined basis;

•	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in the Company’s subsidiaries, and (c) record consolidating entries; and

•	Erickson Incorporated and Subsidiaries on a consolidated basis

Each guarantor subsidiary was 100% owned by the Parent Company as of the date of each condensed consolidating balance sheet presented. The 2020 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. All figures presented are in thousands. Figures presented as of June 30, 2014 and for the three and six months ended June 30, 2014 are unaudited.

	Condensed Consolidating Balance Sheet
	June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$483	$75	$1,886	$—	$2,444
Restricted cash	149	364	554	—	1,067
Accounts receivable, net	18,649	34,654	10,476	72	63,851
Prepaid expenses and other current assets	3,037	646	603	—	4,286
Income tax receivable	70	—	94	—	164
Deferred tax assets	1,845	—	271	—	2,116

Total current assets	24,233	35,739	13,884	72	73,928

Aircraft support parts, net	101,477	37,505	483	(45)	139,420
Aircraft, net	88,250	35,392	3,840	—	127,482
Property, plant and equipment, net	66,026	50,023	1,501	—	117,550
Goodwill	—	210,355	5,088	(762)	214,681
Other intangible assets, net	2,205	16,799	2,259	—	21,263
Deferred tax assets, non-current	1,579	—	—	—	1,579
Other non-current assets	324,623	5,506	585	(305,093)	25,621

Total assets	$608,393	$391,319	$27,640	$(305,828)	$721,524

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	10,589	16,603	2,570	—	$29,762
Accrued and other current liabilities	(63,052)	64,619	27,548	—	29,115
Income tax payable	33	2	513	—	548

Total current liabilities	(52,430)	81,224	30,631	—	59,425

Long-term debt, less current portion	16,684	—	—	—	16,684
Long-term revolving credit facilities	102,094	—	—	—	102,094
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	12,992	—	63	—	13,055
Uncertain tax positions	5,669	—	—	—	5,669

Total liabilities	440,009	81,224	30,694	—	551,927

Stockholders’ equity (deficit):
Common stock	1	—	1,674	(1,674)	1
Additional paid-in capital	180,598	297,994	33	(298,027)	180,598
Retained earnings (accumulated deficit)	(13,087)	12,101	(6,286)	(5,327)	(12,599)
Accumulated other comprehensive income (loss)	872	—	891	(986)	777

Total stockholders’ equity (deficit) attributableto Erickson Incorporated	168,384	310,095	(3,688)	(306,014)	168,777

Noncontrolling interest	—	—	634	186	820

Total stockholders’ equity (deficit)	168,384	310,095	(3,054)	(305,828)	169,597

Total liabilities and stockholders’ equity	$608,393	$391,319	$27,640	$(305,828)	$721,524

	Condensed Consolidating Balance Sheet
	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$576	$(12)	$1,317	$—	$1,881
Restricted cash	151	364	2,368	—	2,883
Accounts receivable, net	17,290	40,560	8,024	113	65,987
Prepaid expenses and other current assets	1,878	582	900	—	3,360
Income tax receivable	70	—	65	—	135
Deferred tax assets	3,372	—	343	—	3,715

Total current assets	23,337	41,494	13,017	113	77,961

Aircraft support parts, net	93,719	33,022	—	(45)	126,696
Aircraft, net	88,242	35,236	3,701	—	127,179
Property, plant and equipment, net	70,145	37,825	1,412	—	109,382
Other intangible assets, net	2,205	17,870	2,409	—	22,484
Goodwill	—	231,626	4,114	(762)	234,978
Other non-current assets	325,768	7,133	816	(305,092)	28,625

Total assets	$603,416	$404,206	$25,469	$(305,786)	$727,305

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts Payable	8,179	17,889	2,967	—	$29,035
Accrued and other current liabilities	(48,899)	66,513	23,592	27	41,233
Income tax payable	—	—	621	—	621

Total current liabilities	(40,720)	84,402	27,180	27	70,889

Long-term debt, less current portion	16,160	—	—	—	16,160
Long-term revolving credit facilities	68,086	—	—	—	68,086
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	1,756	—	63	—	1,819
Uncertain tax positions	5,669	—	—	—	5,669
Deferred tax liabilities	16,745	—	30	—	16,775

Total liabilities	422,696	84,402	27,273	27	534,398

Stockholders’ equity (deficit):
Common stock	1	—	1,674	(1,674)	1
Additional paid-in capital	179,954	297,994	33	(298,027)	179,954
Retained earnings (accumulated deficit)	806	21,810	(5,142)	(5,370)	12,104
Accumulated other comprehensive income (loss)	(41)	—	997	(998)	(42)

Total stockholders’ equity (deficit) attributable to Erickson Incorporated	180,720	319,804	(2,438)	(306,069)	192,017

Noncontrolling interest	—	—	634	256	890

Total stockholders’ equity (deficit)	180,720	319,804	(1,804)	(305,813)	192,907

Total liabilities and stockholders’ equity	$603,416	$404,206	$25,469	$(305,786)	$727,305

	Condensed Consolidating Statement of Operations
	Quarter Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$26,817	$44,706	$13,853	$(4,491)	$80,885
Cost of revenues	23,051	37,207	11,389	(4,491)	67,156

Gross profit	3,766	7,499	2,464	—	13,729

Operating expenses:
General and administrative	5,848	185	961	—	6,994
Research and development	738	—	—	—	738
Selling and marketing	1,937	188	30	—	2,155
Impairment of goodwill	—	21,272	—	—	21,272

Total operating expenses	8,523	21,645	991	—	31,159

Operating income (loss)	(4,757)	(14,146)	1,473	—	(17,430)

Other income (expense):
Interest expense, net	(8,957)	—	(154)	—	(9,111)
Other expense, net	(712)	(4)	(63)	(64)	(843)

Total other income (expense)	(9,669)	(4)	(217)	(64)	(9,954)

Net income (loss) before income taxes and noncontrolling interest	(14,426)	(14,150)	1,256	(64)	(27,384)
Income tax expense (benefit)	(12,109)	—	1,887	—	(10,222)

Net loss	(2,317)	(14,150)	(631)	(64)	(17,162)
Less: Net loss related to noncontrolling interest	—	—	—	53	53

Net loss attributable to Erickson Incorporated and common stockholders	$(2,317)	$(14,150)	$(631)	$(11)	$(17,109)

	Condensed Consolidating Statement of Operations
	Quarter Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$29,601	$29,872	$16,672	$(7,555)	$68,590
Cost of revenues	21,723	23,526	13,348	(7,497)	51,100

Gross profit	7,878	6,346	3,324	(58)	17,490

Operating expenses:
General and administrative	7,326	1,669	1,136	(19)	10,112
Research and development	1,005	—	—	—	1,005
Selling and marketing	1,315	155	54	(48)	1,476

Total operating expenses	9,646	1,824	1,190	(67)	12,593

Operating income (loss)	(1,768)	4,522	2,134	9	4,897

Other income (expense):
Interest income (expense), net	(6,505)	—	10	—	(6,495)
Other income (expense), net	(824)	(368)	(2)	(36)	(1,230)

Total other income (expense)	(7,329)	(368)	8	(36)	(7,725)

Net income (loss) before income taxes and noncontrolling interest	(9,097)	4,154	2,142	(27)	(2,828)
Income tax expense (benefit)	(1,993)	—	962	—	(1,031)

Net income (loss)	(7,104)	4,154	1,180	(27)	(1,797)
Less: Net income (loss) related to noncontrolling interest	—	—	—	(155)	(155)

Net income (loss) attributable to Erickson Incorporated and common stockholders	$(7,104)	$4,154	$1,180	$(182)	$(1,952)

	Condensed Consolidating Statement of Operations Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$51,444	$87,458	$25,413	$(9,246)	$155,069
Cost of revenues	44,193	74,983	23,130	(9,246)	133,060

Gross profit	7,251	12,475	2,283	—	22,009

Operating expenses:
General and administrative	11,487	606	1,698	—	13,791
Research and development	2,056	—	—	—	2,056
Selling and marketing	4,738	345	60	—	5,143
Impairment of goodwill	—	21,272	—	—	21,272

Total operating expenses	18,281	22,223	1,758	—	42,262

Operating income (loss)	(11,030)	(9,748)	525	—	(20,253)

Other income (expense):
Interest income (expense), net	(17,466)	17	(415)	—	(17,864)
Other income (expense), net	(1,311)	22	4	(77)	(1,362)

Total other income (expense)	(18,777)	39	(411)	(77)	(19,226)

Net income (loss) before income taxesand noncontrolling interest	(29,807)	(9,709)	114	(77)	(39,479)
Income tax expense (benefit)	(15,915)	—	1,123	—	(14,792)

Net loss	(13,892)	(9,709)	(1,009)	(77)	(24,687)
Less: Net loss related to noncontrolling interest	—	—	—	(16)	(16)

Net loss attributable to Erickson Incorporated and common stockholders	$(13,892)	$(9,709)	$(1,009)	$(93)	$(24,703)

	Condensed Consolidating Statement of Operations Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$61,251	$29,872	$26,440	$(12,033)	$105,530
Cost of revenues	44,888	23,526	22,304	(11,951)	78,767

Gross profit	16,363	6,346	4,136	(82)	26,763

Operating expenses:
General and administrative	12,814	1,669	1,959	(19)	16,423
Research and development	1,918	—	—	—	1,918
Selling and marketing	3,711	155	89	(90)	3,865

Total operating expenses	18,443	1,824	2,048	(109)	22,206

Operating income (loss)	(2,080)	4,522	2,088	27	4,557

Other income (expense):
Interest income (expense), net	(7,855)	—	4	—	(7,851)
Other income (expense), net	(1,250)	(368)	11	(57)	(1,664)

Total other income (expense)	(9,105)	(368)	15	(57)	(9,515)

Net income (loss) before income taxesand noncontrolling interest	(11,185)	4,154	2,103	(30)	(4,958)
Income tax expense (benefit)	(3,526)	—	1,359	—	(2,167)

Net income (loss)	(7,659)	4,154	744	(30)	(2,791)
Less: Net income (loss) related to noncontrolling interest	—	—	—	(378)	(378)

Net income (loss) attributable to Erickson Incorporated and common stockholders	$(7,659)	$4,154	$744	$(408)	$(3,169)

	Condensed Consolidating Statement of Cash Flows Quarter Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(2,317)	$(14,150)	$(631)	$(64)	$(17,162)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,343	2,433	205	—	8,981
Impairment of goodwill	—	21,272	—	—	21,272
Deferred income taxes	(12,711)	—	(45)	—	(12,756)
Non-cash interest expense on debt	486	—	—	—	486
Stock-based compensation	236	—	—	—	236
Amortization of debt issuance costs	593	—	—	—	593
Gain on sale of equipment	(60)	—	(1)	—	(61)
Changes in operating assets and liabilities:
Accounts receivable	(6,243)	(3,858)	(2,206)	1	(12,306)
Prepaid expenses and other current assets	(893)	268	318	—	(307)
Income tax receivable	(19)	—	807	—	788
Aircraft support parts, net	(4,424)	(158)	(269)	—	(4,851)
Other non-current assets	202	1,157	222	—	1,581
Accounts payable	634	(1,088)	(810)	—	(1,264)
Accrued and other current liabilities	(16,051)	4,688	(935)	—	(12,298)
Income tax payable	(10)	4	723	—	717
Other long-term liabilities	264	—	—	—	264

Net cash provided by (used in) operating activities	(33,970)	10,568	(2,622)	(63)	(26,087)

Cash flows from investing activities:
Restricted cash	—	—	1,567	—	1,567
Proceeds from sale-leaseback of aircraft	24,660	—	—	—	24,660
Dividends paid to non-controlling interest	—	—	(136)	63	(73)
Purchases of aircraft and property, plant and equipment	(8,988)	(10,493)	(174)	—	(19,655)

Net cash provided by (used in) investing activities	15,672	(10,493)	1,257	63	6,499

Cash flows from financing activities:
Shares withheld for payment of taxes	(166)	—	—	—	(166)
Repayments of credit facilities	(54,723)	—	—	—	(54,723)
Borrowings from credit facilities	73,264	—	—	—	73,264
Debt issuance costs	(37)	—	—	—	(37)

Net cash provided by financing activities	18,338	—	—	—	18,338

Effect of foreign currency exchange rates on cash and cash equivalents	433	—	51	—	484

Net increase (decrease) in cash and cash equivalents	473	75	(1,314)	—	(766)
Cash and cash equivalents at beginning of period	10	—	3,200	—	3,210

Cash and cash equivalents at end of period	$483	$75	$1,886	$—	$2,444

	Condensed Consolidating Statement of Cash Flows Quarter Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,104)	$4,154	$1,180	$(27)	$(1,797)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,436	1,983	55	—	8,474
Deferred income taxes	(1,993)	(269)	—	—	(2,262)
Non-cash interest expense on debt	540	—	—	—	540
Non-cash interest expense on tax contingencies	15	296	—	—	311
Stock-based compensation	232	—	—	—	232
Write-off of debt issuance costs related to the early extinguishment of debt	215	—	—	—	215
Non-cash interest income on loans	(41)	—	—	—	(41)
Loss (gain) on sale of equipment	(25)	—	4	—	(21)
Amortization of debt issuance costs	465	—	—	—	465
Changes in operating assets and liabilities:
Accounts receivable	1,898	(4,042)	(5,286)	(1)	(7,431)
Prepaid expenses and other current assets	357	(347)	21	—	31
Income tax receivable, net	(416)	—	(36)	—	(452)
Aircraft support parts, net	(8,057)	(3,464)	—	—	(11,521)
Other non-current assets	(74)	(2,608)	1	—	(2,681)
Accounts payable	1,439	(26,532)	(67)	—	(25,160)
Accrued and other current liabilities	(45,995)	44,476	3,147	(291)	1,337
Income tax payable	—	1	840	—	841
Other long-term liabilities	1,216	336	—	—	1,552

Net cash provided by (used in) operating activities	(50,892)	13,984	(141)	(319)	(37,368)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(208,870)	—	—	—	(208,870)
Purchases of aircraft and property, plant and equipment	(3,846)	(12,242)	(12)	—	(16,100)
Restricted cash	(44,960)	—	—	—	(44,960)
Dividends paid to noncontrolling interest	—	—	(660)	319	(341)

Net cash provided by (used in) investing activities	(257,676)	(12,242)	(672)	319	(270,271)

Cash flows from financing activities:
Repayments of subordinated notes	(27,572)	—	—	—	(27,572)
Repayments of credit facilities	(125,147)	—	—	—	(125,147)
Borrowings from credit facilities	79,263	—	—	—	79,263
Borrowing of notes	400,000	—	—	—	400,000
Debt issuance costs	(13,777)	—	—	—	(13,777)
Shares withheld for payment of taxes	(613)	—	—	—	(613)

Net cash provided by financing activities	312,154	—	—	—	312,154

Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(16)	—	(16)

Net increase (decrease) in cash and cash equivalents	3,586	1,742	(829)	—	4,499
Cash and cash equivalents at beginning of period	7	—	1,315	—	1,322

Cash and cash equivalents at end of period	$3,593	$1,742	$486	$—	$5,821

	Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(13,892)	$(9,709)	$(1,009)	$(77)	$(24,687)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,654	4,885	395	—	16,934
Impairment of goodwill	—	21,272	—	—	21,272
Deferred income taxes	(16,830)	—	90	—	(16,740)
Non-cash interest expense on debt	523	—	—	—	523
Stock-based compensation	396	—	—	—	396
Amortization of debt issuance costs	1,214	—	—	—	1,214
Gain on sale of equipment	(121)	(25)	(45)	—	(191)
Changes in operating assets and liabilities
Accounts receivable	(1,359)	5,906	(2,991)	14	1,570
Prepaid expenses and other current assets	(1,159)	(64)	317	—	(906)
Income tax receivable	41	(3)	908	—	946
Aircraft support parts, net	(7,759)	(4,483)	(473)	—	(12,715)
Other non-current assets	145	2,753	228	—	3,126
Accounts payable	2,408	(1,285)	(392)	—	731
Accrued and other current liabilities	(15,843)	(1,894)	1,396	—	(16,341)
Income tax payable	(10)	4	723	—	717
Other long-term liabilities	558	—	—	—	558

Net cash provided by (used in) operating activities	(40,034)	17,357	(853)	(63)	(23,593)

Cash flows from investing activities:
Restricted cash	—	—	1,767	—	1,767
Proceeds from sale-leaseback of aircraft	24,660	—	—	—	24,660
Dividends paid to non-controlling interest	—	—	(136)	63	(73)
Purchases of aircraft and property, plant and equipment	(19,623)	(17,270)	(245)	—	(37,138)

Net cash provided by (used in) investing activities	5,037	(17,270)	1,386	63	(10,784)

Cash flows from financing activities:
Proceeds from shareholders, net	414	—	—	—	414
Shares withheld for payment of taxes	(166)	—	—	—	(166)
Repayments of credit facilities	(79,123)	—	—	—	(79,123)
Borrowings from credit facilities	113,131	—	—	—	113,131
Debt issuance costs	(267)	—	—	—	(267)

Net cash provided by financing activities	33,989	—	—	—	33,989

Effect of foreign currency exchange rates on cash and cash equivalents	915	—	36	—	951

Net increase (decrease) in cash and cash equivalents	(93)	87	569	—	563
Cash and cash equivalents at beginning of period	576	(12)	1,317	—	1,881

Cash and cash equivalents at end of period	$483	$75	$1,886	$—	$2,444

	Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,659)	$4,154	$744	$(30)	$(2,791)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,783	1,983	108	—	13,874
Deferred income taxes	(3,526)	(269)	—	—	(3,795)
Non-cash interest expense on debt	1,197	—	—	—	1,197
Non-cash interest expense on tax contingencies	15	296	—	—	311
Stock-based compensation	411	—	—	—	411
Write-off of debt issuance costs related to the early extinguishment of debt	215	—	—	—	215
Non-cash interest income on loans	(41)	—	—	—	(41)
Loss (gain) on sale of equipment	(25)	—	4	—	(21)
Amortization of debt issuance costs	787	—	—	—	787
Changes in operating assets and liabilities:
Accounts receivable	(3,278)	(4,042)	(6,364)	1	(13,683)
Prepaid expenses and other current assets	(1,197)	(347)	(94)	—	(1,638)
Income tax receivable, net	(1,258)	—	943	—	(315)
Aircraft support parts, net	(9,730)	(3,464)	—	—	(13,194)
Other non-current assets	(74)	(2,608)	1	—	(2,681)
Accounts payable	804	(26,532)	252	—	(25,476)
Accrued and other current liabilities	(41,550)	44,476	3,374	(290)	6,010
Income tax payable	390	1	840	—	1,231
Other long-term liabilities	1,216	336	—	—	1,552

Net cash provided by (used in) operating activities	(51,520)	13,984	(192)	(319)	(38,047)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(208,870)	—	—	—	(208,870)
Purchases of aircraft and property, plant and equipment	(12,376)	(12,242)	(15)	—	(24,633)
Restricted cash	(44,958)	—	(53)	—	(45,011)
Dividends paid to noncontrolling interest	—	—	(660)	319	(341)
Decrease (increase) in other assets	—	—	(35)	—	(35)

Net cash provided by (used in) investing activities	(266,204)	(12,242)	(763)	319	(278,890)

Cash flows from financing activities:
Repayments of subordinated notes	(27,572)	—	—	—	(27,572)
Repayments of credit facilities	(184,417)	—	—	—	(184,417)
Borrowings from credit facilities	147,853	—	—	—	147,853
Borrowing of notes	400,000	—	—	—	400,000
Debt issuance costs	(13,976)	—	—	—	(13,976)
Shares withheld for payment of taxes	(613)	—	—	—	(613)

Net cash provided by financing activities	321,275	—	—	—	321,275

Effect of foreign currency exchange rates on cash and cash equivalents	—	—	15	—	15

Net increase (decrease) in cash and cash equivalents	3,551	1,742	(940)	—	4,353
Cash and cash equivalents at beginning of period	41	—	1,427	—	1,468

Cash and cash equivalents at end of period	$3,592	$1,742	$487	$—	$5,821

Note 12. Income Taxes

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Effective tax rate	37.3%	36.5%	37.5%	43.7%
Discrete items expense (benefit)	$(7,758)	$25	$(7,758)	$(268)
Effective tax rate without discrete items	40.3%	37.3%	38.6%	38.3%

The Company’s effective rate for the three months ended June 30, 2014 and 2013 differs from the statutory rate primarily due to recurring items such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given period. The discrete items for the three months ended June 30, 2014 and 2013 related primarily to $21.3 million of goodwill impairment and to insignificant state rate adjustments, respectively.

In accounting for income taxes, the Company recognizes deferred tax assets if realization of such assets is more likely than not. The Company believes, based on factors including, but not limited to, the ability to generate future taxable income from reversing taxable temporary differences and forecasts of financial and taxable income or loss by jurisdiction, that as of June 30, 2014 it is more likely than not that the Company will realize all of its deferred tax assets, including its net operating loss carry forwards and tax credits. The Company’s utilization of net operating loss carryforwards and credit may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382.

As of June 30, 2014, there have been no material changes to the Company’s uncertain tax position as provided at December 31, 2013. The Company’s unrecognized tax benefits and related interest and penalties during the three months ended June 30, 2014 increased by $0.2 million due to the uncertain tax positions associated with certain tax matters in Greece. The ending balance for the unrecognized tax benefits was approximately $7.7 million at June 30, 2014 and included penalties of approximately $2.1 million and the related interest was immaterial. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in other income (expense).

On September 3, 2013, the Company completed its acquisition of Air Amazonia and in 2014 the Company intends to make a 338(g) election for Air Amazonia. The Company intends to record goodwill for Brazil income tax purposes for the amount paid in excess of the net equity of Air Amazonia, which may result in the generation of an amortizable premium or a step-up in the tax bases of otherwise depreciable or amortizable assets.

The IRS is currently conducting an income tax examination of the Company’s 2012 tax year. The examination is in the information gathering phase and no formal adjustment or assessment has been made. The Italian tax authorities audited the Company’s operations in Italy for the financial year 2010 and completed their examination on October 7, 2013 and subsequently issued proposed adjustments. The proposed adjustments are not expected to have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows. In February 2014, the Company filed an appeal with the Italian Court on this matter.

The Greek tax authorities are currently conducting a permanent establishment examination of the Company for the fiscal years 2010 and 2011. All material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at June 30, 2014.

The Malaysian tax authorities have initiated an examination into the 2008 through 2011 tax return years. No formal adjustment or assessment has been made as the tax audit is in the information gathering phase.

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

•	Firefighting Contracts. The Company generally charges a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. The Company has both domestic and international contracts, which may be exclusive-use or call-when-needed in nature. Exclusive-use contracts denote that the Company is obligated to provide, and its customers are obligated to take and pay for, the use of the Company’s services. Call-when-needed contracts are contracts with pre-negotiated terms under which the Company may elect to provide services if requested.

•	Defense and Security Contracts. The Company generally charges a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. The Company has both domestic and international contracts, but the majority of its defense and security-related work is performed outside of the U.S.

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

In the Company’s Central Point, Oregon facility it has the capability to remanufacture Aircranes on existing S-64 and CH-54 airframes for either resale or to induct into the Company’s fleet, and this remains a core business competency. Customers who identify a year-round or otherwise critical application for an Aircrane may find it advantageous to own an Aircrane rather than leasing the Company’s fleet services. The Company has sold ten Aircranes since 2002, including the sale-leaseback transaction executed in the second quarter of 2014, and subsequently re-purchased one of these Aircranes in 2012. While the Company continues to pursue Aircranes sales and will make sales strategically when opportunities arise, it does not rely on Aircrane sales as an essential part of its business planning.

The following table sets forth information about the Company’s operations by its two reportable segments. Amounts identified as ‘‘Corporate’’ are assets or expenses that are not directly attributable to a specific segment:

Revenue by Reportable Segment (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net revenues:
Government	$54,315	$43,855	$110,232	$61,462
Commercial	26,570	24,735	44,837	44,068

Total net revenues	$80,885	$68,590	$155,069	$105,530

Gross Profit by Reportable Segment (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Gross Profit:
Government	$34,528	$28,256	$69,378	$39,331
Commercial	13,621	14,298	23,092	25,010
Non-allocated costs(1)	(34,420)	(25,064)	(70,461)	(37,578)

Total gross profit	$13,729	$17,490	$22,009	$26,763

(1)	Non-allocated costs include costs that are shared by both of the reporting segments but are not allocated to the operating segments for the use of the Chief Operating Decision Maker (CODM) and expenses that are not directly attributable to the operating segments.

Assets by Reportable Segment (in thousands):

	June 30, 2014	December 31, 2013
Assets:
Government	$269,595	$295,153
Commercial	23,303	21,070
Corporate(1)	48,287	51,756
Fixed assets(2)	380,339	359,326

Total assets	$721,524	$727,305

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

A reconciliation of the Company’s segment gross profit to operating income (loss) for the three and six months ended June 30, 2014 and June 30, 2013 is as follows (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Reconciliation to operating income (loss):
Government gross profit	$34,528	$28,256	$69,378	$39,331
Commercial gross profit	13,621	14,298	23,092	25,010
Non-allocated costs of revenue(1)	(34,420)	(25,064)	(70,461)	(37,578)
Operating expenses, net(2)	(31,159)	(12,593)	(42,262)	(22,206)

Total operating income (loss)	$(17,430)	$4,897	$(20,253)	$4,557

(1)	Non-allocated costs include costs that are shared by both of the reporting segments but are not allocated to the operating segments for the use of the CODM and expenses that are not directly attributable to the operating segments.
(2)	Other corporate expenses include research and development, corporate sales and marketing expenses, stock-based compensation expense, certain tax expenses, various nonrecurring charges, and other separately managed general and administrative costs.

Revenue by Geographic Area (in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net revenues:
North America	$30,515	$30,480	$48,230	$41,860
Middle East	21,488	15,704	41,439	15,704
Europe	5,623	7,095	8,937	10,133
Asia	6,179	5,455	11,936	7,548
South America	10,442	5,166	18,549	11,038
Africa	6,585	4,644	14,872	4,644
Australia	53	46	11,106	14,603

Total net revenues	$80,885	$68,590	$155,069	$105,530

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

Legal Proceedings

Fortis Matter

A complaint was served on EHI on August 27, 2012, by the plaintiff, Fortis Lease Deutschland GmbH, in the Regional Court, 7th Chamber for Commercial Matters, Cologne, Germany. The plaintiff claims approximately €0.8 million in damages for the payment of VAT levied on the purchase price relating to EHI’s purchase of two helicopters from the plaintiff in 2011. The complaint lodged by plaintiff resulted in a default judgment against EHI issued on February 26, 2013. In a brief filed with the court on May 10, 2013, EHI objected to the default judgment, arguing that the sale of the two helicopters was tax exempt as they both were exported to a third country outside the European Union. In May 2014, Erickson paid €40,000 in full and final settlement of this matter.

Arizona Environmental Matter

In August 2012, EHI received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the Site. There were no material developments with respect to this matter in 2013 or during the six months period ended June 30, 2014. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

World Fuel Claim

In December of 2013, World Fuel, a former fuel supplier of Evergreen International Aviation (‘‘EIA’’) and Evergreen Airlines (‘‘EA’’), filed suit against EIA, EA and other named parties claiming approximately $9 million of accounts payable due and owing to World Fuel for fuel purchases made by EIA and EA. Evergreen Helicopters, Inc. (Erickson’s wholly-owned subsidiary, ‘‘EHI’’) was a named party in the lawsuit since it was alleged that EHI signed a joint and several guaranty of payment in favor of World Fuel in 2012. In April 2014, the Company filed its Amended Answer which included certain counterclaims against World Fuel and certain cross claims against Mr. Delford Smith. Discovery in this matter is ongoing. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

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

Note 15. Related Party Transactions

In addition to the stated items and transaction below, the Company reimbursed various entities affiliated with the ZM Funds and Quinn Morgan for expenses and other costs totaling zero during the three months ended June 30, 2014 and June 30, 2013. For the six months ending June 30, 2014 and June 30, 2013, the Company reimbursed ZM Funds and Quinn Morgan for expenses and other costs totaling $0.2 million and zero respectively.

During the first quarter of 2014, the Company received $0.4 million, net from short-swing profit disgorgement remitted by the ZM Funds. This activity was classified on the consolidated balance sheet as of June 30, 2014 as an increase to additional paid-in capital and as a component of financing activity within the consolidated statement of cash flows for the six months ended June 30, 2014.

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

The Company was not party to any foreign currency forward contracts as of June 30, 2014 or December 31, 2013.

Note 17. Variable Interest Entity

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

At June 30, 2014, EuAC consolidated assets and liabilities were $4.6 million and $2.2 million, respectively. At December 31, 2013, EuAC consolidated VIE assets and liabilities were $5.5 million and $3.0 million, respectively. As of June 30, 2014 and December 31, 2013, $0.8 million and $0.9 million, respectively, of noncontrolling interest relating to the other owners’ stockholdings in EuAC is reflected in stockholders’ equity in the accompanying consolidated balance sheets.

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

Note 19. Net Loss Per Share

The Company calculates basic loss per share by dividing net loss by the weighted average number of shares of common stock outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic loss per share.

The following table shows the computation of loss per share (net loss in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net loss attributable to common shareholders	$(17,109)	$(1,952)	$(24,703)	$(3,169)

Basic weighted average shares outstanding	13,799,501	9,759,758	13,794,491	9,743,532
Dilutive effect of stock-based awards	—	—	—	—

Dilutive weighted average shares outstanding	13,799,501	9,759,758	13,794,491	9,743,532

Basic loss per share	$(1.24)	$(0.20)	$(1.79)	$(0.33)

Diluted loss per share	$(1.24)	$(0.20)	$(1.79)	$(0.33)

Antidilutive common stock equivalents excluded from diluted loss per share	3,863	85,607	8,222	85,607

Note 20. Stock-based Compensation

In 2012, the Company adopted a Long Term Incentive Plan and reserved for issuance 417,649 shares of its common stock. The goal of the plan is to align the interests of the Company’s eligible participants with the interests of its stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain and motivate key personnel upon whose judgment, initiative and effort the successful conduct of the Company’s business is largely dependent. There were 25,263 shares available for grant under the Long Term Incentive Plan as of June 30, 2014. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit awards activity during the six months ended June 30, 2014:

	Restricted Stock Award Units	Weighted-Average Grant Date Fair Value
Outstanding unvested at December 31, 2013	91,218	$11.75
Granted	15,500	21.53
Vested restricted stock units	(23,022)	7.62
Forfeited	(17,875)	12.39

Outstanding unvested at June 30, 2014	65,821	$15.32

During the three months ended June 30, 2014 and June 30, 2013, the Company granted zero and 12,414 restricted stock unit awards, respectively. The Company recognized approximately $0.2 million and $0.2 million in stock-based compensation expense during the three months ended June 30, 2014 and June 30, 2013, respectively. During the six months ended June 30, 2014 and June 30, 2013, the Company granted 15,500 and 12,414 restricted stock unit awards, respectively. The Company recognized approximately $0.4 million and $0.4 million in stock-based compensation expense during the six months ended June 30, 2014 and June 30, 2013, respectively.

Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards as of June 30, 2014 is expected to be recognized over a weighted average period of 0.9 years, as follows (in thousands):

Unamortized Compensation Expense
2014	$495
2015	278
2016	9
2017	7
Thereafter	—

Total	$789

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. You can identify forward-looking statements by words such as ‘‘believe,’’ ‘‘may,’’ ‘‘estimate,’’ ‘‘continue,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘expect,’’ ‘‘predict,’’ ‘‘potential,’’ or the negative of these terms or other comparable terminology. These forward-looking statements are based on management’s current expectations but they involve a number of risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of risks and uncertainties, which include: that we recently completed both the Air Amazonia and Evergreen Helicopters, Inc. (“EHI”) acquisitions and we may not realize the benefits of these acquisitions on a timely basis or at all; our ability to integrate these businesses successfully or in a timely and cost-efficient manner; our ability to successfully expand these businesses, enter new markets and manage international expansion; that we do not have extensive operating history in the aerial services segments, in the geographic areas, or with the types of aircraft historically operated by EHI and Air Amazonia; that the anticipated reduction in troops in Afghanistan in the near-term may adversely affect us; that we operate in certain dangerous and war-affected areas, which may result in hazards to our fleet and personnel; the hazards associated with our helicopter operations, which involve significant risks and which may result in hazards that may not be covered by our insurance or may increase the cost of our insurance; our safety record; our substantial indebtedness; that we and our subsidiaries may still incur significant additional indebtedness; our failure to obtain any required financing on favorable terms; compliance with debt obligations, which could adversely affect our financial condition and impair our ability to grow and operate our business; cancellations, reductions or delays in customer orders; our ability to collect on customer receivables; weather and seasonal fluctuations that impact aerial services activities; competition; reliance on a small number of large customers; the impact of short-term contracts; the availability and size of our fleet; the impact of government spending; the impact of product liability and product warranties; the ability to attract and retain qualified personnel; the impact of environmental and other regulations, including FAA regulations and similar international regulations; our ability to accurately forecast financial guidance; our ability to convert backlog into revenues and appropriately plan expenses; worldwide economic conditions (including conditions in the geographic areas in which we operate); our reliance on a small number of manufacturers; the necessity to provide components or services to owners and operators of aircraft; our ability to effectively manage our growth; our ability to keep pace with changes in technology; our ability to adequately protect our intellectual property; our ability to successfully enter new markets and manage international expansion; our ability to expand and market manufacturing and maintenance, repair and overhaul services; the potential unionization of our employees; the fluctuation in the price of fuel; the impact of changes in the value of foreign currencies; and the risks of doing business in developing countries and politically or economically volatile areas; as well as other risks and uncertainties more fully described under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K as well as the other reports we file with the SEC from time to time.

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

This overview summarizes the MD&A, which includes the following sections:

•	Recent Developments — highlights from the second quarter of 2014 outlining some of the major events that happened during the quarter and how they affected our financial performance, as well as other recent developments.

•	Overview of our Business — a review of our business and our business operating segments.

•	Trends and Uncertainties Affecting our Business — some of the known trends, demands, events, and uncertainties that have had material effects on our results of operations for the periods presented in our consolidated financial statements or we believe are reasonably likely to have material effects in the future.

•	Results of Operations — an analysis of the results of our operations for the quarterly period presented for 2014 in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of comprehensive income. This section also includes financial and statistical data regarding our view of 2014.

•	Liquidity and Capital Resources — an analysis of cash flows and sources and uses of cash, including some of the known trends, demands, events, and uncertainties that will or are reasonably likely to have a material impact on our liquidity and capital resources.

•	Off-balance-sheet Arrangements — an overview of off-balance-sheet arrangements outstanding as of June 30, 2014.

•	Critical Accounting Policies and Estimates — critical accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

RECENT DEVELOPMENTS

•	In March 2014, we signed a four-year contract with Hunt Oil Exploration and Production Company of Peru, L.L.C. Sucursal de Peru (“Hunt Oil”), under which we will provide one S-64 Aircrane and one Bell 214ST for year-round use.

•	In April 2014, we signed a five-year contract with Pluspetrol Peru Corporation S.A., under which we will provide one S-64 Aircrane and related support for year-round use.

•	In June 2014, we completed a sale-leaseback transaction, under which the Company sold an S-64 Aircrane for a total purchase price of $24.7 million.

•	We experienced no aircraft accidents, maintained our SHARP certification, and maintained zero findings on all FAA certificates.

Financial Highlights – quarter ended June 30, 2014 compared to quarter ended June 30, 2013

Our revenue for the quarter ended June 30, 2014 was $80.9 million, or $12.3 million higher than for the quarter ended June 30, 2013. This 17.9% increase was primarily driven by the acquisition of EHI, coupled with increases in South American oil and gas construction primarily driven by the acquisition of Air Amazonia, partially offset by decreases in Australian firefighting, Malaysian timber harvesting and transportation and other government related activities provided to our Italian customer. Operating loss was $17.4 million, an increase of $22.3 million as compared to $4.9 million income in the same quarter of 2013, primarily driven by goodwill impairment charge of $21.3 million recorded during the quarter as well as lower margins realized during the period. Net loss attributable to Erickson for the quarter ended June 30, 2014 was $17.1 million, as compared to $2.0 million in 2013, an increase of $15.1 million. Second quarter adjusted EBITDA decreased 19.8% to $13.8 million as compared to $17.2 million in the prior year period and second quarter adjusted EBITDAR decreased 7.3% to $19.0 million as compared to $20.5 million, primarily due to the items discussed above. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EBITDAR to their most directly comparable GAAP financial measures.

Our heavy lift fleet utilization (calculated as the number of days on contract as a percentage of total available days) decreased from 62.0% in the second quarter of 2013 to 44.6% in the second quarter of 2014, primarily as a result of weather delays and delays in new contract starts. Our medium and light rotary wing fleet utilization decreased from 54.0% in the second quarter of 2013 to 51.7% for the second quarter of 2014. Our fixed-wing fleet utilization increased from 46.0% in the second quarter of 2013 to 46.2% for the second quarter of 2014.

Aircraft Fleet

As of June 30, 2014, we operated a fleet of 90 Aircraft, 61 of which were providing aerial services for our customers during the quarter. Aircraft fleet size and utilization are major drivers of our revenues. Throughout the course of any year we may remove aircraft from service for maintenance or for sale, or add aircraft to the fleet through our own production or through a purchase or lease. Of the total aircraft in our fleet as of June 30, 2014, 20 were Aircranes, one of which is in the process of heavy maintenance. As of June 30, 2014, a total of 70 aircraft were air-worthy and available to be on contract with customers.

The following table presents the changes in aircraft employed in our fleet as of June 30, 2014:

	Aircraft	Total Aircraft Employed
Aircraft in our fleet at December 31, 2013		90

Aircraft purchased	2
Aircraft returned to lessor	(1)
Aircraft sold	(1)
Aircraft in our fleet at June 30, 2014		90

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

We own the Type and Production Certificates for the Aircrane, granting us exclusive design, manufacturing and related rights for the aircraft and OEM components. During the third quarter of 2013, we purchased the Type Certificate for engines used in the Aircrane as well as other aircraft. We also invest in new technologies and proprietary solutions with a goal of increasing our market share and entering new markets. We have remanufactured 36 Aircranes for our own fleet and for our customers in several countries worldwide. To date, we have sold and delivered ten Aircranes, including the sale-leaseback transaction executed in the second quarter of 2014. We also offer CPH contracts pursuant to which we provide components and expendable supplies for a customer’s aircraft at a fixed cost per flight hour. We believe CPH contracts help our customers better predict and manage their maintenance costs. This sector of our business is referred to as Manufacturing/MRO.

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

•	Firefighting Contracts. We generally charge a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. We have both domestic and international contracts, which may be exclusive-use or call-when-needed in nature. Exclusive-use contracts denote that we are obligated to provide, and our customer is obligated to take and pay for, the use of our services. Call-when-needed contracts are contracts with pre-negotiated terms under which we may elect to provide services if requested.

•	Defense and Security Contract. We generally charge a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. We have both domestic and international contracts, but the majority of our defense and security related work is performed outside of the U.S.

•	Transportation and Other Government-Related Activities. This line of service captures several types of government services including transportation of items for various government entities that are not defense or security related, crewing and/or cost per hour (‘‘CPH’’) for government customers, as well as other government-related services. Crewing services are typically for customers who have purchased an Aircrane but lack trained or certified operating personnel related to the Aircrane. We offer pilots and field maintenance crews under our crewing services. For government customers who desire better predictability and stability in their aircraft operating costs, we offer CPH contracts in which we provide major components and rotable parts at a fixed cost per flight hour.

Commercial. Our Commercial revenue is derived primarily from timber harvesting, infrastructure construction, and Manufacturing/ MRO.

•	Timber Harvesting Contracts. We generally operate on either an hourly rate structure or on a per cubic meter of high grade timber delivered basis. We serve a variety of private customers in North America and Asia.

•	Infrastructure Construction Contracts. Our infrastructure construction operations vary from short-term construction jobs (generally one to five days in duration) to longer-term jobs (several months or years in duration) within the oil and gas, construction, energy transmission, and energy generation industries.

•	Manufacturing / MRO. We have an ongoing revenue stream from customers who own or operate either Aircranes or the military version CH-54s and require parts support for their helicopters. Further, we provide services to customers who own or operate Aircranes, CH-54s, or other aircraft and need their aircraft components repaired or overhauled by a certified facility. We are also pursuing aftermarket opportunities to manufacture and sell parts or provide maintenance, repair, or overhaul for other aircraft components.

In our Central Point, Oregon facility we have the capability to remanufacture Aircranes on existing S-64 and CH-54 airframes for either resale or to induct into our fleet, and this remains a core business competency. Customers who identify a year-round or otherwise critical application for an Aircrane may find it advantageous to own an Aircrane rather than lease our fleet’s services. We have sold ten Aircranes since 2002, including the sale-leaseback transaction executed in the second quarter of 2014, and subsequently re-purchased one of these Aircranes in 2012. While we continue to pursue Aircrane sales and will make sales strategically when opportunities arise, we do not rely on Aircrane sales as an essential part of our business planning.

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

TRENDS AND UNCERTAINTIES AFFECTING OUR BUSINESS

Afghanistan and Other DOD Contracts. The United States government has announced plans to reduce its military activities in Afghanistan in 2014 and beyond, although the exact timing and number of troops to be withdrawn is not entirely understood at this time. This reduction has had and will likely continue to have a negative impact on our overall Government revenue. As a result of the already reduced level of flight activity in the Afghanistan region, we have seen increased pressure from our competitors in connection with new DOD contracts in other regions of the world where we operate, which we believe may negatively impact our pricing and margins with respect to some of the new DOD contracts on which we bid. In addition, our end-customer in the Philippines has indicated that certain portions or all of the contracted work in that region will be progressively concluding by the middle of 2015. While we do not yet fully understand the magnitude of this reduction in service levels, this uncertainty may have a negative impact on the Government sector of our business. As the number of the aircraft being utilized by our DOD customers changes, we will actively manage our leased aircraft portfolio. If we are not successful, the fixed lease costs may negatively impact our margins.

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

The completion of the EHI acquisition provided us with an incremental fleet of 63 aircraft on the acquisition date, consisting of 50 medium and light lift helicopters as well as 13 fixed-wing aircraft. This diverse fleet serves a wide range of customers, including significant passenger transport and airlift services for the Department of Defense (‘‘DOD’’) and State Department. EHI’s operations span the globe, including a presence in North America, the Middle East, Africa, and Asia.

Acquisition of Air Amazonia. On September 3, 2013, we acquired Air Amazonia, which expanded our operations in Brazil. Air Amazonia primarily operates in the oil and gas business, a component of our infrastructure construction business. The acquisition added six medium and light lift helicopters to our fleet.

Effect of 2007 Acquisition. We were acquired on September 27, 2007, in which the buyers acquired 100% of our outstanding common stock for $93.1 million, which amount included direct acquisition costs of $3.4 million. The acquisition was accounted for as a purchase in accordance with the Financial Accounting Standard Board’s (‘‘FASB’’) ASC No. 805, Business Combinations. As a result, we allocated the purchase price to the assets acquired and the liabilities assumed at the date of the acquisition based on their estimated fair value as of the closing date. The difference between the aggregate purchase price and the estimated fair value of the assets acquired and liabilities assumed was approximately $553.7 million. Our management determined that the fair value of the various assets acquired and liabilities assumed was $646.8 million on the date of acquisition and that, based in part on a valuation provided by an independent third party as required by U.S. GAAP in connection with such determination, the fair value of the 18 Aircranes in our fleet on the date of acquisition was $317.7 million. The negative goodwill was used to reduce the value of Aircranes and support parts and other property, plant and equipment. As a result of this adjustment, the cost of revenues in each of the successor periods included in this Form 10-Q reflects the lower carrying value of our aircraft support parts that we have sold or used in our maintenance, repair, and overhaul operations. The aggregate effect of the purchase accounting adjustment with respect to our inventory was approximately $37.9 million from the date of acquisition through June 30, 2014. Based on our past experience and historical inventory usage patterns, we expect to largely realize the benefit of the approximately $5.3 million remaining fair value purchase accounting adjustment to aircraft support parts over the next three years as we sell and use our legacy inventory. Our legacy inventory consists of aircraft parts and components purchased over multiple years for which there is no liquid market; therefore, there is no guarantee that we will be able to purchase new inventory at the carrying values of our legacy inventory currently reflected on our balance sheet.

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

We expect to recognize revenue for our long-term construction contracts for aircraft builds in the future using the percentage of completion method, when all required criteria are met. Revenue on contracts using the percentage of completion method is based on estimates, including estimated labor hours. Because the percentage of completion method requires management estimates of aggregate contract costs, changes in estimates between periods could affect our anticipated earnings

We have expanded our aircraft sales business to include the sale of other types of aircraft to various customers through the addition of our Erickson Trade group. The Erickson Trade group will be focused on selling both aircraft and inventory held by the company as well as aircraft and inventory that will be acquired for sale. During the second quarter the Erickson Trade group completed the sale of one aircraft.

Costs Associated with our Financing Arrangements. We are a highly leveraged company and, as a result, have significant debt service obligations. We are subject to financial covenants under our Revolving Credit Facility and 2020 Senior Notes. We were in compliance with our financial covenants at June 30, 2014 and December 31, 2013. Our ability to service our debt and comply with the financial covenants under our Revolving Credit Facility and 2020 Senior Notes is subject to various risks and uncertainties, and among other factors may be adversely affected by any of the following:

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

Greece Receivable. As of June 30, 2014, included within our other non-current assets balance was $6.0 million (€4.4 million) due from the Hellenic Fire Brigade for final payment of firefighting services performed in 2011. In 2012, the Greek taxing authorities asserted that we had a permanent establishment in Greece for 2011 and 2010, which would require us to file Greek tax returns and pay related taxes. The Hellenic Fire Brigade is withholding payment to us until a resolution is made regarding our permanent establishment status. No formal tax assessments have been made, and we are continuing to pursue various options to settle this dispute. As of June 30, 2014, we recorded an unrecognized tax benefit of $7.7 million for potential income taxes and penalties that may be due if we are determined to have a permanent establishment within Greece. Payment of tax in this foreign jurisdiction would result in a foreign tax credit in the United States, which we have included in our deferred assets. For the six month period ended June 30, 2014 we recognized $0.4 million for potential penalties associated with the tax liability for Greece.

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

Fluctuations in our Mix of Services. We derive a majority of our total revenues from our Government segment, which is composed of revenues from firefighting, defense and security, and transport and other government-related activities. The margins we make on these activities vary substantially by contract and may vary from year to year, and the amount of our flight hours dedicated to these activities can also vary from year to year. The margins may also differ between the Government and Commercial segment of our business. For example, in the second quarter of 2014 we generated average revenues per flight hour for firefighting, timber harvesting, and infrastructure construction of $29,405, $5,837, and $18,417, respectively, compared to average revenues per flight hour for firefighting, timber harvesting, and infrastructure construction of $18,956, $6,978, and $15,845 in the second quarter of 2013. Our Government segment has also fluctuated compared to the prior year period as a result of the addition of EHI and its revenue earned associated with DoD contracts. Changes in the composition of our flight hours for any reason could impact our total revenues. Many of our contracts, particularly firefighting and defense and security contracts contain a daily standby fee as well as an hourly rate based on flight activity. Changes in the composition of daily standby fees relative to the number of hours flown could impact our total revenues. In addition, the acquisitions of EHI and Air Amazonia will continue to impact our mix of services and the regions in which we provide them.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table presents our consolidated operating results for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

(Dollars in thousands)	Three Months Ended June 30, 2014	% of Revenues	Three Months Ended June 30, 2013	% of Revenues	Change	% Change
Net revenues:
Government	$54,315	67.2	$43,855	63.9	$10,460	23.9
Commercial	26,570	32.8	24,735	36.1	1,835	7.4

Total Revenues	80,885	100.0	68,590	100.0	12,295	17.9
Cost of revenues:
Government(1)	19,787	36.4	15,599	35.6	4,188	26.8
Commercial(1)	12,949	48.7	10,437	42.2	2,512	24.1
Non-allocated	34,420	42.6	25,064	36.5	9,356	37.3

Total cost of revenues	67,156	83.0	51,100	74.5	16,056	31.4
Gross profit
Government(1)	34,528	63.6	28,256	64.4	6,272	22.2
Commercial(1)	13,621	51.3	14,298	57.8	(677)	(4.7)
Non-allocated	(34,420)	(42.6)	(25,064)	(36.5)	(9,356)	37.3

Total gross profit	13,729	17.0	17,490	25.5	(3,761)	(21.5)

Operating expenses:
General and administrative	6,994	8.6	10,112	14.7	(3,118)	(30.8)
Research and development	738	0.9	1,005	1.5	(267)	(26.6)
Selling and marketing	2,155	2.7	1,476	2.2	679	46.0
Impairment of goodwill	21,272	26.3	—	—	21,272	NM

Total Operating expenses	31,159	38.5	12,593	18.4	18,566	147.4

Operating income (loss)	(17,430)	(21.5)	4,897	7.1	(22,327)	NM
Other income (expense)
Interest expense, net	(9,111)	(11.3)	(6,495)	(9.5)	(2,616)	40.3
Loss on early extinguishment of debt	—	—	(215)	(0.3)	215	NM
Other expense, net	(843)	(1.0)	(1,015)	(1.5)	172	(16.9)

Total other income (expense)	(9,954)	(12.3)	(7,725)	(11.3)	(2,229)	28.9

Net loss before taxes and noncontrolling interest	(27,384)	(33.9)	(2,828)	(4.1)	(24,556)	NM

Income tax benefit	(10,222)	(12.6)	(1,031)	(1.5)	(9,191)	NM

Net loss	(17,162)	(21.2)	(1,797)	(2.6)	(15,365)	NM
Less: Net (income) loss related to noncontrolling interest	53	0.1	(155)	(0.2)	208	(134.2)

Net loss attributable to Erickson Incorporated	$(17,109)	(21.2)	$(1,952)	(2.8)	$(15,157)	776.5

(1)	Percentage of net revenues of segment.
(2)	We use the abbreviation ‘‘NM’’ throughout this Form 10-Q to refer to changes that are not meaningful.

Revenues

Consolidated revenues increased by $12.3 million, or 17.9%, to $80.9 million in the second quarter of 2014 from $68.6 million in the second quarter of 2013. The increase in revenues was attributable to a $10.5 million increase in Government revenues and a $1.8 million increase in Commercial revenues compared to the second quarter of 2013.

(Dollars in thousands)	Three Months Ended June 30, 2014	% of Revenues	Three Months Ended June 30, 2013	% of Revenues	Change	% Change
Net revenues:
Government	$54,315	67.2	$43,855	63.9	$10,460	23.9
Commercial	26,570	32.8	24,735	36.1	1,835	7.4

Total revenues	$80,885	100.0	$68,590	100.0	$12,295	17.9

Government. Government revenues increased by $10.5 million, or 23.9%, to $54.3 million in the second quarter of 2014 from $43.9 million in the second quarter of 2013. This increase was primarily due to the acquisition of EHI during the second quarter of 2013, offset by a decrease in transport and other government-related services, primarily due to lower revenues associated with our Italian CPH and crewing customer.

Commercial. Commercial revenues increased $1.8 million, or 7.4%, to $26.6 million in the second quarter of 2014 from $24.7 million in the second quarter of 2013. This increase was primarily due to the acquisition of Air Amazonia, coupled with the sale of an aircraft by our Erickson Trade group to a commercial customer and an increase in MRO sales to Aircrane customers, partially offset by lower timber harvesting revenues in Canada and Malaysia and lower infrastructure construction revenues in Europe.

The following are our revenues and revenue flight hours by type of service for the three months ended June 30, 2014 and 2013:

(Dollars in thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Change	% Change
Government revenues:
Firefighting	$11,409	$10,862	$547	5.0
Defense and security	41,393	28,767	12,626	43.9
Transport and other government-related services	1,513	4,226	(2,713)	(64.2)

Total Government revenues	$54,315	$43,855	$10,460	23.9

(Dollars in thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Change	% Change
Commercial revenues:
Timber harvesting	$7,629	$11,276	$(3,647)	(32.3)
Infrastructure construction	15,562	12,071	3,491	28.9
Manufacturing / MRO	2,299	1,388	911	65.6
Aircraft sales	1,080	—	1,080	NM

Total Commercial revenues	$26,570	$24,735	$1,835	7.4

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Change	% Change
Government revenue flight hours:
Firefighting	388	573	(185)	(32.3)
Defense and security	3,851	3,216	635	19.7
Transport and other government-related services	90	292	(202)	(69.2)

Total Government flight hours	4,329	4,081	248	6.1

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Change	% Change
Commercial revenue flight hours:
Timber harvesting	1,307	1,616	(309)	(19.1)
Infrastructure construction	845	762	83	10.9

Total Commercial flight hours	2,152	2,378	(226)	(9.5)

Government Revenues

•	Firefighting revenues increased $0.5 million, or 5.0%, to $11.4 million for the second quarter of 2014 from $10.9 million in the second quarter in 2013. This increase was primarily due to an increase in revenues generated from our contract in Turkey that was not in place in 2013, partially offset by a decrease in firefighting activity in North America. Firefighting flight hours decreased to 388 from 573 in the second quarter of 2013, primarily due to lower flight hours in North America of 301 flight hours, partially offset by the 117 flight hours in Turkey.

•	Defense and security revenues increased $12.6 million, or 43.9% to $41.4 million for the second quarter of 2014 from $28.8 million in 2013 due to a full quarter of results from EHI in the second quarter of 2014 compared to two months of results in the second quarter of 2013. Defense and security flight hours increased by 635 hours or 19.7%.

•	Transport and other government-related activities revenues decreased $2.7 million, or 64.2%, to $1.5 million for the second quarter of 2014 from $4.2 million in the second quarter of 2013. The decrease was primarily due to the decrease in services being performed for our largest Italian customer as compared to the second quarter of 2013.

Commercial Revenues

•	Timber harvesting revenues decreased $3.6 million, or 32.3%, to $7.6 million in the second quarter of 2014 from $11.3 million in the second quarter of 2013. The decrease in revenues was primarily due to decreased revenues in Canada of $2.9 million due to the lack of customer demand for a third Aircrane as compared to the prior year second quarter, coupled with a decrease of $0.7 million in Malaysia where we have ended our Aircrane logging operation. Timber harvesting flight hours decreased 309 hours to 1,307 in the second quarter of 2014 from 1,616 in the second quarter of 2013. The decrease in flight hours was primarily due to decreased flight hours in Canada of 220, coupled with a decrease in Malaysia of 89 hours.

•	Infrastructure construction including oil and gas revenues increased $3.5 million, or 28.9%, to $15.6 million in the second quarter of 2014 from $12.1 million in the second quarter of 2013. The increase in revenues was primarily due to an increase of $5.3 million in South American oil and gas infrastructure construction primarily driven by our acquisition of Air Amazonia, partially offset by a decrease in European infrastructure construction of $1.4 million. Infrastructure construction flight hours increased 83 hours to 845 in the second quarter of 2014 from 762 in the second quarter of 2013. The increase in flight hours was primarily due to increased flight hours in North America of 184 hours partially offset by decreased flight hours in South America of 30.

•	Manufacturing / MRO revenues increased $0.9 million, or 65.6%, to $2.3 million in the second quarter of 2014 from $1.4 million in the second quarter of 2013. The increase was primarily due to sales of S-64 parts to our Italian customer. For 2014, our Italian customer is purchasing parts as needed as compared to the second quarter of 2013 when they utilized a cost per hour agreement with us for their parts needs to support their fleet of S-64 Aircranes.

•	Aircraft sales revenue increased to $1.1 million in the second quarter of 2014 from zero in the second quarter of 2013. This increase was due to the addition of the Erickson Trade group which is focusing on selling aircraft and brokering aircraft sales.

Cost of Revenues

Consolidated cost of revenues increased by $16.1 million, or 31.4%, to $67.2 million for the second quarter of 2014 from $51.1 million for the second quarter of 2013. The increase was attributable to an increase in non-allocated costs of $9.4 million, an increase of $4.2 million in Government costs and an increase of $2.5 million in Commercial costs for the second quarter of 2014 compared to the same quarter of 2013.

(Dollars in thousands)	Three Months Ended June 30, 2014	% of Revenues	Three Months Ended June 30, 2013	% of Revenues	Change	% Change
Cost of revenues:
Government(1)	$19,787	36.4	$15,599	35.6	$4,188	26.8
Commercial(1)	12,949	48.7	10,437	42.2	2,512	24.1
Non-allocated	34,420	42.6	25,064	36.5	9,356	37.3

Total cost of revenues	$67,156	83.0	$51,100	74.5	$16,056	31.4

(1)	Percent of net revenues of applicable segment

Government Cost of Revenues

Costs of revenues for our Government segment are primarily comprised of variable and fixed venue costs associated with firefighting, defense and security, and transport and other government-related activities. For the second quarter of 2014, these costs were $19.8 million, or 36.4% of revenues for the segment, as compared to $15.6 million, or 35.6% of net revenues for the segment for the second quarter of 2013. The increase of $4.2 million was primarily due to the addition of the defense and security work associated with the acquisition of EHI, partially offset by decreased costs associated with firefighting in North America and transport and other governmental-related activities primarily related to our Italian crewing customer. Cost of revenues as a percentage of revenues increased by 80 basis points primarily due to margin pressure on our defense and security projects, partially offset by improved margins on firefighting.

Commercial Cost of Revenues

Costs of revenues for our Commercial segment are primarily comprised of variable and fixed venue costs associated with timber harvesting, infrastructure construction, and MRO / Manufacturing. For the second quarter of 2014, these costs were $12.9 million, or 48.7% of revenues for the segment, as compared to $10.4 million, or 42.2% of net revenues for the segment for the second quarter of 2013. The increase of $2.5 million was primarily due to higher venue costs in infrastructure construction primarily due to the addition of Air Amazonia and delayed starts for several key projects, coupled with additional costs associated with aircraft sales for the Erickson Trade group. Costs of revenues as a percentage of revenues increased by 650 basis points to 48.7% from 42.2%, primarily due to margin pressure resulting from the startup costs associated with new contracts that started during the second quarter in South American oil and gas construction.

Non-allocated Cost of Revenues

Non-allocated costs of revenues are primarily comprised of costs that are mostly fixed in nature and are shared costs between the segments. These costs are primarily salaries and benefit costs of our pilots and field mechanics, depreciation and amortization costs related to the aircraft, aircraft lease costs, insurance costs and other similar costs. For the second quarter of 2014, these costs were $34.4 million, or 42.6% of net revenues, as compared to $25.1 million, or 36.5% of net revenues for the second quarter of 2013. The increase of $9.4 million was primarily driven by the increased costs associated with operating the EHI fleet for the full quarter in 2014 as compared to a partial quarter in 2013. Cost of revenues as a percentage of revenues increased by six percentage points to 42.6% from 36.5%, primarily due to an increase in the cost of field maintenance, aircraft lease costs, and depreciation, partially offset by lower insurance costs.

Gross Profit

Consolidated gross profit decreased by $3.8 million, or 21.5%, to $13.7 million in the second quarter of 2014 from $17.5 million in the second quarter of 2013. A combination of an increase in non-allocated costs of $9.4 million and a decrease in Commercial gross profit of $0.7 million offset a $6.3 million increase in Government gross profit.

(Dollars in thousands)	Three Months Ended June 30, 2014	% of Revenues	Three Months Ended June 30, 2013	% of Revenues	Change	% Change
Gross profit:
Government(1)	$34,528	63.6	$28,256	64.4	$6,272	22.2
Commercial(1)	13,621	51.3	14,298	57.8	(677)	(4.7)
Non-allocated	(34,420)	(42.6)	(25,064)	(36.5)	(9,356)	37.3

Total gross profit	$13,729	17.0	$17,490	25.5	$(3,761)	(21.5)

(1)	Percentage of net revenues of applicable segment

Government. Primarily as a result of the factors discussed above, Government gross profit increased by $6.3 million, or 22.2%, to $34.5 million in the second quarter of 2014 from $28.3 million in the second quarter of 2013. Gross profit margin was 63.6% in the second quarter of 2014 compared to 64.4% in the second quarter of 2013.

Commercial. Primarily as a result of the factors discussed above, Commercial gross profit decreased by $0.7 million, or 4.7%, to $13.6 million in the second quarter of 2014 from $14.3 million in the second quarter of 2013. Gross profit margin was 51.3% in the second quarter of 2014 compared to 57.8% in the second quarter of 2013.

Non-allocated. Primarily as a result of the factors discussed above, non-allocated costs were $34.4 million in the second quarter of 2014 compared to $25.1 million in the second quarter of 2013.

Operating Expenses

(Dollars in thousands)	Three Months Ended June 30, 2014	% of Revenues	Three Months Ended June 30, 2013	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$6,994	8.6	$10,112	14.7	$(3,118)	(30.8)
Research and development	738	0.9	1,005	1.5	(267)	(26.6)
Selling and marketing	2,155	2.7	1,476	2.2	679	46.0
Impairment of goodwill	21,272	26.3	—	—	21,272	NM

Total operating expenses	31,159	38.5	12,593	18.4	18,566	147.4

Operating income (loss)	$(17,430)	(21.5)	$4,897	7.1	$(22,327)	NM

Operating expenses increased by $18.6 million, or 147.4%, to $31.2 million in the second quarter of 2014 from $12.6 million in the second quarter of 2013. The increase was primarily due to goodwill impairment loss associated with EHI and increased legal costs in general and administrative expenses. The increase was partially offset by a decrease in general and administrative costs resulting from lower acquisition and integration costs associated with EHI. Selling and marketing costs increased $0.7 million primarily due to increased costs associated with pursuing new customers in the defense and security industry as well as additional investment in the sales workforce.

Other Income (Expense)

(Dollars in thousands)	Three Months Ended June 30, 2014	% of Revenues	Three Months Ended June 30, 2013	% of Revenues	Change	% Change
Other income (expense)
Interest expense, net	$(9,111)	(11.3)	$(6,495)	(9.5)	$(2,616)	40.3
Loss on early extinguishment of debt	—	—	(215)	(0.3)	215	NM
Other expense, net	(843)	(1.0)	(1,015)	(1.5)	172	(16.9)

Total other expense	$(9,954)	(12.3)	$(7,725)	(11.3)	$(2,229)	28.9

Total other expense, net increased by $2.2 million to $10.0 million of net expense in the second quarter of 2014 from $7.7 million of net expense in the second quarter of 2013. Interest expense, net increased by $2.6 million to $9.1 million in the second quarter of 2014, from $6.5 million in the second quarter of 2013, primarily due to an increase in our average outstanding borrowings. Other expense, net decreased by $0.2 million to $0.8 million in other expense in the second quarter of 2014 from $1.0 million in other expense in the second quarter of 2013 due to the factors described below.

(Dollars in thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$27	$(66)	$93
Realized foreign exchange gain (loss)	15	(113)	128
Amortization of debt issuance costs	(593)	(465)	(128)

Interest expense related to tax contingencies	—	(311)	311
Gain on disposal of equipment	61	21	40
Loss on early extinguishment of debt	—	(215)	215
Other expense, net	(353)	(81)	(272)

Total other expense, net	$(843)	$(1,230)	$387

Other income (expense), net decreased by $0.4 million to $0.8 million of other expense in the second quarter of 2014 from $1.2 million of other expense in the second quarter of 2013. The decrease in net expense was primarily due to interest expense related to tax contingencies of $0.3 million recorded in second quarter of 2013.

Income Tax Benefit

(Dollars in thousands)	Three Months Ended June 30, 2014	% of Revenues	Three Months Ended June 30, 2013	% of Revenues	Change	% Change
Net loss before income taxes and noncontrolling interest	$(27,384)	(33.9)	$(2,828)	(4.1)	$(24,556)	NM
Income tax benefit	(10,222)	(12.6)	(1,031)	(1.5)	(9,191)	NM

Net income loss	$(17,162)	(21.2)	$(1,797)	(2.6)	$(15,365)	NM

Income tax benefit increased by $9.2 million to $10.2 million in the second quarter of 2014, as compared to a benefit of $1.0 million in the second quarter of 2013, primarily due to a goodwill impairment loss of $21.3 million and its related tax benefit of $7.7 million. For the quarter ended June 30, 2014 the effective tax rate before discrete items was 40.3% as compared to 37.3% for the quarter ended June 30, 2013 primarily due to a second quarter decrease in full year forecast pretax income for 2014.

Net Loss Attributable to Erickson Incorporated

(Dollars in thousands)	Three Months Ended June 30, 2014	% of Revenues	Three Months Ended June 30, 2013	% of Revenues	Change	% Change
Net loss	$(17,162)	(21.2)	$(1,797)	(2.6)	$(15,365)	NM
Less: Net (income) loss related to noncontrolling interest	53	0.1	(155)	(0.2)	208	(134.2)

Net loss attributable to Erickson Incorporated and common stockholders	$(17,109)	(21.2)	$(1,952)	(2.8)	$(15,157)	NM

Net loss attributable to Erickson increased by $15.2 million to $17.1 million in the second quarter of 2014 from $2.0 million in the second quarter of 2013, primarily due to the changes in revenues, expenses, and taxes discussed above. As there were no dividends on our Series A Redeemable Preferred Stock during the second quarters of 2014 or 2013, net loss attributable to common stockholders was also $17.1 million for the second quarter of 2014 and $2.0 million for the second quarter of 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table presents our consolidated operating results for the Six months ended June 30, 2014 compared to the Six months ended June 30, 2013:

(Dollars in thousands)	Six Months Ended June 30, 2014	% of Revenues	Six Months Ended June 30, 2013	% of Revenues	Change	% Change
Net revenues:
Government	$110,232	71.1	$61,462	58.2	$48,770	79.3
Commercial	44,837	28.9	44,068	41.8	769	1.7

Total Revenues	155,069	100.0	105,530	100.0	49,539	46.9
Cost of revenues:
Government(1)	40,854	37.1	22,131	36.0	18,723	84.6
Commercial(1)	21,745	48.5	19,058	43.2	2,687	14.1
Non-allocated	70,461	45.4	37,578	35.6	32,883	87.5

Total cost of revenues	133,060	85.8	78,767	74.6	54,293	68.9
Gross profit
Government(1)	69,378	62.9	39,331	64.0	30,047	76.4
Commercial(1)	23,092	51.5	25,010	56.8	(1,918)	(7.7)
Non-allocated	(70,461)	(45.4)	(37,578)	(35.6)	(32,883)	87.5

Total gross profit	22,009	14.2	26,763	25.4	(4,754)	(17.8)

Operating expenses:
General and administrative	13,791	8.9	16,423	15.6	(2,632)	(16.0)
Research and development	2,056	1.3	1,918	1.8	138	7.2
Selling and marketing	5,143	3.3	3,865	3.7	1,278	33.1
Impairment of goodwill	21,272	13.7	—	—	21,272	NM

Total Operating expenses	42,262	27.3	22,206	21.0	20,056	90.3

Operating income (loss)	(20,253)	(13.1)	4,557	4.3	(24,810)	NM
Other income (expense)
Interest income (expense), net	(17,864)	(11.5)	(7,851)	(7.4)	(10,013)	127.5
Loss on early extinguishment of debt	—	—	(215)	(0.2)	215	NM
Other income (expense), net	(1,362)	(0.9)	(1,449)	(1.4)	87	(6.0)

Total other income (expense)	(19,226)	(12.4)	(9,515)	(9.0)	(9,711)	102.1

Net income (loss) before taxes and noncontrolling interest	(39,479)	(25.5)	(4,958)	(4.7)	(34,521)	NM
Income tax expense (benefit)	(14,792)	(9.5)	(2,167)	(2.1)	(12,625)	NM

Net income (loss)	(24,687)	(15.9)	(2,791)	(2.6)	(21,896)	NM

Less: Net (income) loss related to noncontrolling interest	(16)	NM	(378)	(0.4)	362	(95.8)

Net income (loss) attributable to Erickson Incorporated	$(24,703)	(15.9)	$(3,169)	(3.0)	$(21,534)	NM

(1)	Percentage of net revenues of segment.
(2)	We use the abbreviation ‘‘NM’’ throughout this Form 10-Q to refer to changes that are not meaningful.

Revenues

Consolidated revenues increased by $49.5 million, or 46.9%, to $155.1 million in the six months ended June 30, 2014 from $105.5 million in the six months ended June 30, 2013. The increase in revenues was attributable to a $48.8 million increase in Government revenues and a $0.8 million increase in Commercial revenues compared to the six months ended June 30, 2013.

(Dollars in thousands)	Six Months Ended June 30, 2014	% of Revenues	Six Months Ended June 30, 2013	% of Revenues	Change	% Change
Net revenues:
Government	$110,232	71.1	$61,462	58.2	$48,770	79.3
Commercial	44,837	28.9	44,068	41.8	769	1.7

Total revenues	$155,069	100.0	$105,530	100.0	$49,539	46.9

Government. Government revenues increased by $48.8 million, or 79.3%, to $110.2 million in the six months ended June 30, 2014 from $61.5 million in the six months ended June 30, 2013. This increase was primarily due to the acquisition of EHI during the second quarter of 2013, offset by a decrease in transport and other government-related services, primarily due to lower revenues associated with our Italian CPH and crewing customer, coupled with lower firefighting revenues primarily due to lower flight hours in Australia and North America.

Commercial. Commercial revenues increased $0.8 million, or 1.7%, to $44.8 million in the six months ended June 30, 2014 from $44.1 million in the six months ended June 30, 2013. This increase was primarily due to the increase in infrastructure construction in South America primarily due to the acquisition of Air Amazonia during third quarter of 2013, coupled with a $2.0 million increase in MRO revenues and sale of an aircraft by our Trade group, partially offset by lower infrastructure construction in North America, coupled with lower timber harvesting in Canada and Malaysia.

The following are our revenues and revenue flight hours by type of service for the six months ended June 30, 2014 and 2013:

(Dollars in thousands)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Change	% Change
Government revenues:
Firefighting	$24,281	$25,417	$(1,136)	(4.5)
Defense and security	82,470	28,767	53,703	186.7
Transport and other government-related services	3,481	7,278	(3,797)	(52.2)

Total Government revenues	$110,232	$61,462	$48,770	79.3

(Dollars in thousands)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Change	% Change
Commercial revenues:
Timber harvesting	$12,158	$17,500	$(5,342)	(30.5)
Infrastructure construction	26,566	23,535	3,031	12.9
Manufacturing / MRO	5,033	3,033	2,000	65.9
Aircraft sales	1,080	—	1,080	NM

Total Commercial revenues	$44,837	$44,068	$769	1.7

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Change	% Change
Government revenue flight hours:
Firefighting	836	1,051	(215)	(20.5)
Defense and security	7,637	3,216	4,421	137.5
Transport and other government-related services	173	315	(142)	(45.1)

Total Government flight hours	8,646	4,582	4,064	88.7

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Change	% Change
Commercial revenue flight hours:
Timber harvesting	1,997	2,472	(475)	(19.2)
Infrastructure construction	1,347	1,564	(217)	(13.9)

Total Commercial flight hours	3,344	4,036	(692)	(17.1)

Government Revenues

•	Firefighting revenues decreased $1.1 million, or 4.5%, to $24.3 million for the six months ended June 30, 2014 from $25.4 million in the six months ended June 30, 2013. This decrease was primarily due to a decrease in firefighting activity in North America and a decrease of flight hours in Australia, partially offset by revenues generated from our new contract in Turkey. Firefighting flight hours decreased to 836 from 1,051 in the six months ended June 30, 2013, primarily due to lower flight hours in North America of 308 hours, partially offset by 195 flight hours in Turkey.

•	Defense and security revenues increased to $82.5 million for the six months ended June 30, 2014 from $28.8 million in 2013 due to six months of results from EHI in 2014 versus two months of results in 2013.

•	Transport and other government-related activities revenues decreased $3.8 million, or 52.2%, to $3.5 million for the six months ended June 30, 2014 from $7.3 million in the six months ended June 30, 2013. The decrease was primarily due to the decrease in services being performed for our largest Italian customer as compared to the first six months of 2013.

Commercial Revenues

•	Timber harvesting revenues decreased $5.3 million, or 30.5%, to $12.2 million in the six months ended June 30, 2014 from $17.5 million in the six months ended June 30, 2013. The decrease in revenues was primarily due to decreased revenues in Canada of $3.4 million due to weather and a lack of customer demand for a third Aircrane as compared to the six months ended June 30, 2013, coupled with decreased revenues in Malaysia, where we have ended our Aircrane logging operations in the second quarter of 2014. Timber harvesting flight hours decreased 475 hours to 1,997 in the six months ended June 30, 2014 from 2,472 in the six months ended June 30, 2013. The decrease in flight hours were primarily due to decreased flight hours in Malaysia of 243, coupled with a decrease in Canada of 232.

•	Infrastructure construction revenues increased $3.0 million, or 12.9%, to $26.6 million in the six months ended June 30, 2014 from $23.5 million in the six months ended June 30, 2013. The increase in revenues was primarily due to increased revenues in South American oil and gas infrastructure construction of $7.5 primarily driven by our acquisition of Air Amazonia, partially offset by a decrease in North American infrastructure construction of $3.2 million driven by weather and project delays. Infrastructure construction flight hours decreased 217 hours to 1,347 in the six months ended June 30, 2014 from 1,564 in the six months ended June 30, 2013. The decrease in flight hours was primarily due to decreased flight hours in South America of 415 hours partially offset by increased flight hours in North America of 276.

•	Manufacturing / MRO revenues increased $2.0 million, or 65.9%, to $5.0 million in the six months ended June 30, 2014 from $3.0 million in the six months ended June 30, 2013. The increase was primarily due to sales to customers associated with the EHI acquisition and sales of S-64 parts primarily to our Italian customer. For 2014, our Italian customer is purchasing parts as needed as compared to the six months ended June 30, 2013 when they utilized a cost per hour agreement with us for their parts needs to support their fleet of S-64 Aircranes.

•	Aircraft sales revenue increased to $1.1 million in the six months ended June 30, 2014 from zero in the same period 2013.

Cost of Revenues

Consolidated cost of revenues increased by $54.3 million, or 68.9%, to $133.1 million for the six months ended June 30, 2014 from $78.8 million for the six months ended June 30, 2013. The increase was attributable to an increase in non-allocated costs of $32.9 million, an increase of $18.7 million in Government costs and an increase of $2.7 million in Commercial costs for the six months ended June 30, 2014 compared to the same quarter of 2013.

(Dollars in thousands)	Six Months Ended June 30, 2014	% of Revenues	Six Months Ended June 30, 2013	% of Revenues	% Change	Change
Cost of revenues:
Government(1)	$40,854	37.1	$22,131	36.0	$18,723	84.6
Commercial(1)	21,745	48.5	19,058	43.2	2,687	14.1
Non-allocated	70,461	45.4	37,578	35.6	32,883	87.5

Total cost of revenues	$133,060	85.8	$78,767	74.6	$54,293	68.9

(1)	Percent of net revenues of applicable segment

Government Cost of Revenues

Costs of revenues for our Government segment are primarily comprised of variable and fixed venue costs associated with firefighting, defense and security, and transport and other government-related activities. For the six months ended June 30, 2014, these costs were $40.9 million, or 37.1% of revenues for the segment, as compared to $22.1 million, or 36.0% of net revenues for the segment for the six months ended June 30, 2013. The increase of $18.7 million was primarily due to the addition of the defense and security work associated with the acquisition of EHI, partially offset by decreased costs associated with firefighting in Australia and North America and transport and other governmental-related activities primarily related to our Italian crewing customer. For the six months ended June 30, 2014, cost of revenues were 37.1% of revenues for the segment compared to 36.0% for the six months ended June 30, 2013 primarily due to the addition of EHI partially offset by decrease in firefighting cost of revenues of 4 percent and decrease in transport cost of revenues of 11 percent.

Commercial Cost of Revenues

Costs of revenues for our Commercial segment are primarily comprised of variable and fixed venue costs associated with timber harvesting, infrastructure construction, and MRO / Manufacturing. For the six months ended June 30, 2014, these costs were $21.7 million, or 48.5% of revenues for the segment, as compared to $19.1 million, or 43.2% of net revenues for the segment for the six months ended June 30, 2013. The increase of $2.7 million was primarily due to higher fixed venue costs in infrastructure construction primarily due to the acquisition of Air Amazonia and delayed starts for several key projects, coupled with additional costs associated with aircraft sales for the Erickson Trade group. For the six months ended June 30, 2014, cost of revenues were 48.5% compared to 42.7% for the six months ended June 30, 2013, or a 6% increase, primarily due to higher costs in our construction business of 7 percent due to higher costs in North America and start up costs in South America coupled with fixed costs in Malaysia, partially offset by improved margin in Canada timber harvesting.

Non-allocated Cost of Revenues

Non-allocated costs of revenues are primarily comprised of costs that are mostly fixed in nature and are shared costs between the segments. These costs are primarily salaries and benefit costs of our pilots and field mechanics, depreciation and amortization costs related to the aircraft, aircraft lease costs, insurance costs and other similar costs. For the six months ended June 30, 2014, these costs were $70.5 million, or 45.4% of net revenues, as compared to $37.6 million, or 35.6% of net revenues for the six months ended June 30, 2013. The increase of $32.9 million was primarily driven by the increased costs associated with operating the EHI fleet for a full six months in 2014 as compared to a partial year in 2013. Non-allocated cost of revenue as a percentage of revenues increased by 10 percentage points to 45.4% from 35.6%, primarily due to an increase in the cost of pilots, field maintenance, aircraft lease costs, and depreciation, partially offset by lower insurance costs.

Gross Profit

Consolidated gross profit decreased by $4.8 million, or 17.8%, to $22.0 million in the six months ended June 30, 2014 from $26.8 million in the six months ended June 30, 2013. A combination of an increase in non-allocated costs of $32.9 million and a decrease in Commercial gross profit of $1.9 million offset a $30.0 million increase in Government gross profit.

(Dollars in thousands)	Six Months Ended June 30, 2014	% of Revenues	Six Months Ended June 30, 2013	% of Revenues	Change	% Change
Gross profit:
Government(1)	$69,378	62.9	$39,331	64.0	$30,047	76.4
Commercial(1)	23,092	51.5	25,010	56.8	(1,918)	(7.7)
Non-allocated	(70,461)	(45.4)	(37,578)	(35.6)	(32,883)	87.5

Total gross profit	$22,009	14.2	$26,763	25.4	$(4,754)	(17.8)

(1)	Percentage of net revenues of applicable segment

Government. Primarily as a result of the factors discussed above, Government gross profit increased by $30.0 million, or 76.4%, to $69.4 million in the six months ended June 30, 2014 from $39.3 million in the six months ended June 30, 2013. Gross profit margin was 62.9% in the six months ended June 30, 2014 compared to 64.0% in the six months ended June 30, 2013.

Commercial. Primarily as a result of the factors discussed above, Commercial gross profit decreased by $1.9 million, or 7.7%, to $23.1 million in the six months ended June 30, 2014 from $25.0 million in the six months ended June 30, 2013. Gross profit margin was 51.5% in the six months ended June 30, 2014 compared to 56.8% in the six months ended June 30, 2013.

Non-allocated. Primarily as a result of the factors discussed above, non-allocated costs for 2013 were $70.5 million in the six months ended June 30, 2014 compared to $37.6 million in the six months ended June 30, 2013.

Operating Expenses

(Dollars in thousands)	Six Months Ended June 30, 2014	% of Revenues	Six Months Ended June 30, 2013	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$13,791	8.9	$16,423	15.6	$(2,632)	(16.0)
Research and development	2,056	1.3	1,918	1.8	138	7.2
Selling and marketing	5,143	3.3	3,865	3.7	1,278	33.1
Impairment of goodwill	21,272	13.7	—	—	21,272	NM

Total operating expenses	42,262	27.3	22,206	21.0	20,056	90.3

Operating income (loss)	$(20,253)	(13.1)	$4,557	4.3	$(24,810)	(544.4)

Operating expenses increased by $20.1 million, or 90.3%, to $42.3 million in the six months ended June 30, 2014 from $22.2 million in the six months ended June 30, 2013. The increase was primarily due to goodwill impairment loss associated with EHI partially offset by the decrease in general and administrative costs resulting from lower acquisition and integration costs associated with the addition of EHI partially offset by increased legal costs. Selling and marketing costs increased by $1.3 million primarily related to increased costs associated with pursuing new customers in the defense and security industry.

Other Income (Expense)

(Dollars in thousands)	Six Months Ended June 30, 2014	% of Revenues	Six Months Ended June 30, 2013	% of Revenues	Change	% Change
Other income (expense)
Interest expense, net	$(17,864)	(11.5)	$(7,851)	(7.4)	$(10,013)	127.5
Loss on early extinguishment of debt	—	—	(215)	(0.2)	215	NM
Other expense, net	(1,362)	(0.9)	(1,449)	(1.4)	87	(6.0)

Total other expense	$(19,226)	(12.4)	$(9,515)	(9.0)	$(9,711)	102.1

Total other expense increased by $9.7 million to $19.2 million of net expense in the six months ended June 30, 2014 from $9.5 million of net expense in the six months ended June 30, 2013. Interest expense, net increased by $10.0 million to $17.9 million in the six months ended June 30, 2014, from $7.9 million in the six months ended June 30, 2013, primarily due to an increase in our average outstanding borrowings. Other expense, net decreased by $0.1 million to $1.4 million in other expense in the six months ended June 30, 2014 from $1.5 million in other expense in the six months ended June 30, 2013 due to the factors described below.

(Dollars in thousands)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Change
Other income (expense), net:
Unrealized foreign exchange gain	$244	$140	$104
Realized foreign exchange loss	(42)	(150)	108
Amortization of debt issuance costs	(1,214)	(787)	(427)
Interest expense related to tax contingencies	—	(311)	311
Gain on disposal of equipment	191	21	170
Loss on early extinguishment of debt	—	(215)	215
Other expense, net	(541)	(362)	(179)

Other expense, net	$(1,362)	(1,664)	$302

Other expense, net decreased by $0.3 million to $1.4 million of other expense in the six months ended June 30, 2014 from $1.7 million of other expense in the six months ended June 30, 2013. The decrease was primarily due to a decrease in interest expense related to tax contingencies of $0.3 million, a decrease in loss on early extinguishment of debt of $0.2 million, and an increased gain on disposal of equipment of $0.2 million. This is partially offset by an increase in amortization of debt issuance costs of $0.4 million resulting from the addition of the 2020 Senior Notes offering and the new Revolving Credit Agreement entered into during 2013, as well as $0.2 million costs related to asset write downs due to de-scoping in Malaysia.

Income Tax Benefit

(Dollars in thousands)	Six Months Ended June 30, 2014	% of Revenues	Six Months Ended June 30, 2013	% of Revenues	Change	% Change
Net loss before income taxes and noncontrolling interest	$(39,479)	(25.5)	$(4,958)	(4.7)	$(34,521)	NM
Income tax benefit	(14,792)	(9.5)	(2,167)	(2.1)	(12,625)	NM

Net loss	$(24,687)	(15.9)	$(2,791)	(2.6)	$(21,896)	NM

Income tax benefit increased by $12.6 million to a $14.8 million benefit in the six months ended June 30, 2014 as compared to a $2.2 million benefit for the same period of 2013. The increase in tax benefit was primarily due to a $34.5 million increase in net losses before income taxes mainly due to a goodwill impairment of $21.3 million for the six months ended June 30, 2014 as compared to the same period during 2013.

Net Loss Attributable to Erickson Incorporated

(Dollars in thousands)	Six Months Ended June 30, 2014	% of Revenues	Six Months Ended June 30, 2013	% of Revenues	Change	% Change
Net loss	$(24,687)	(15.9)	$(2,791)	(2.6)	$(21,896)	NM
Less: Net (income) loss related to noncontrolling interest	(16)	NM	(378)	(0.4)	362	(95.8)

Net loss attributable to Erickson Incorporated and common stockholders	$(24,703)	(15.9)	$(3,169)	(3.0)	$(21,534)	NM

Net loss attributable to Erickson increased by $21.5 million to $24.7 million in the six months ended June 30, 2014 from $3.2 million in the six months ended June 30, 2013, primarily due to the changes in revenues, expenses, and taxes discussed above. As there were no dividends on our Series A Redeemable Preferred Stock during the six months ended June 30, 2014 or 2013, net loss attributable to common stockholders was also $24.7 million for the six months ended June 30, 2014 and $3.2 million for the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are borrowings available under our Revolving Credit Facility, cash flows from operations, and current balances of cash and cash equivalents. Our primary cash needs are debt service payments, capital expenditures and funding working capital requirements. Cash and cash equivalents in excess of our needs are held in interest bearing accounts with financial institutions.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following chart is a condensed presentation of our statement of cash flows for the three months ended June 30, 2014 and June 30, 2013 (in thousands):

(Dollars in thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Change
Net cash used in operating activities	$(26,087)	$(37,368)	$11,281
Net cash provided by (used in) investing activities	6,499	(270,271)	276,770
Net cash provided by financing activities	18,338	312,154	(293,816)
Foreign-currency effect on cash and cash equivalents	484	(16)	500

Net increase (decrease) in cash and cash equivalents	(766)	4,499	(5,265)
Cash and cash equivalents at beginning of period	3,210	1,322	1,888

Cash and cash equivalents at end of period	$2,444	$5,821	$(3,377)

Sources and Uses of Cash

At June 30, 2014, we had cash and cash equivalents of $2.4 million compared to $1.9 million at December 31, 2013. At June 30, 2014, we had restricted cash of $1.1 million compared to $2.9 million at December 31, 2013. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance bonds on certain contracts.

Net cash used in operating activities. For the quarter ended June 30, 2014 net cash provided by operating activities before the change in operating assets and liabilities was $1.6 million, which included net loss of $17.2 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $18.8 million (impairment of goodwill of $21.3 million, depreciation and amortization of $9.0 million, non-cash interest on debt of $0.5 million, amortization of debt issuance costs of $0.6 million and stock-based compensation of $0.2 million, partially offset by a $12.8 million net decrease in deferred income taxes). The change in operating assets and liabilities was a $27.7 million use of cash primarily consisting of the following: a $12.3 million increase in accounts receivable (primarily attributable to increased revenues), a $12.3 million decrease in accrued and other liabilities, a $4.9 million increase in Aircraft support parts, net (primarily attributable to increases in inventory levels needed in preparation for the active fire season), a $1.3 million decrease in accounts payable, a $0.3 million increase in prepaid expenses and other, partially offset by a $0.8 million decrease in income tax receivable, a $0.7 million increase in income taxes payable, and a $0.3 million increase in other long term liabilities. As a result of these factors, operating activities used $26.1 million of cash during the three months ended June 30, 2014.

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

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $6.5 million for the quarter ended June 30, 2014 compared to net cash used in investing activities of $270.3 million for the quarter ended June 30, 2013. In the quarter ended June 30, 2014, we used net cash of $19.7 million for purchases of aircraft and property, plant and equipment primarily in support of our legacy business and expanded operations subsequent to the EHI acquisition and releases of restricted cash provided $1.6 million. In the quarter ended June 30, 2014, the sale-leaseback of the Aircrane provided $24.7 million. In the quarter ended June 30, 2013, we used net cash of $16.1 million for the purchase of aircraft and routine capital expenditures and $208.9 million for the purchase of EHI.

Net cash provided by financing activities. During the quarter ended June 30, 2014, financing activities provided $18.4 million of cash compared to $312.2 million during the quarter ended June 30, 2013. For the second quarter of 2014, borrowings from credit facilities of $73.3 million exceeded repayments of $54.7 million, providing $18.5 million of net cash. In the three months ended June 30, 2013, net cash provided by financing activities of $400.0 million was borrowings of the Notes, partially offset by net repayments on revolving credit facilities and debt issuance.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following chart is a condensed presentation of our statement of cash flows for the six months ended June 30, 2014 and June 30, 2013 (in thousands):

(Dollars in thousands)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Change
Net cash used in operating activities	$(23,593)	$(38,047)	$14,454
Net cash used in investing activities	(10,784)	(278,890)	268,106
Net cash provided by financing activities	33,989	321,275	(287,286)
Foreign-currency effect on cash and cash equivalents	951	15	936

Net increase in cash and cash equivalents	563	4,353	(3,790)
Cash and cash equivalents at beginning of period	1,881	1,468	413

Cash and cash equivalents at end of period	$2,444	$5,821	$(3,377)

Sources and Uses of Cash

At June 30, 2014, we had cash and cash equivalents of $2.4 million compared to $1.9 million at December 31, 2013. At June 30, 2014, we had restricted cash of $1.1 million compared to $2.9 million at December 31, 2013. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance bonds on certain contracts.

Net cash used in operating activities. For the six months ended June 30, 2014 net cash used by operating activities before the change in operating assets and liabilities was $1.3 million, which included net loss of $24.7 million and non-cash adjustments reconciling net income to net cash used by operating activities of $23.4 million (impairment of goodwill of $21.3 million, depreciation and amortization of $16.9 million, amortization of debt issuance costs of $1.2 million, non-cash interest on debt of $0.5 million, and stock-based compensation of $0.4 million, partially offset by a $16.7 million net decrease in deferred income taxes and gains on sale of equipment of $0.2 million). The change in operating assets and liabilities was a $22.3 million use of cash primarily consisting of the following: a $16.3 million decrease in accrued in other liabilities, $12.7 million increase in Aircraft support parts, net (primarily attributable to increases in inventory levels needed in preparation for the active fire season), a $0.9 million increase in prepaid expenses and other current assets, partially offset by a $3.1 million decrease in other noncurrent assets, and $1.6 million decrease in accounts receivable, a $0.7 million increase in accounts payable, a $0.7 million increase in income taxes payable, and a $0.6 million increase in other long-term liabilities. As a result of these factors, operating activities used $23.6 million of cash during the six months ended June 30, 2014.

For the six months ended June 30, 2013, net cash provided by operating activities before the change in operating assets and liabilities was $10.1 million, which included a net loss of $2.8 million offset by non-cash adjustments reconciling net loss to net cash provided by operating activities of $12.9 million (depreciation of $13.9 million, non-cash interest on subordinated notes of $1.2 million, amortization of debt issuance costs of $0.8 million, stock based compensation of $0.4 million, non-cash interest on tax contingencies of $0.3 million, and a $0.2 million write-off of debt issuance costs related to the early termination of debt, partially offset by a $3.8 million decrease in deferred income taxes). The change in operating assets and liabilities was a $48.2 million use consisting of the following: a $25.5 million decrease in accounts payable (primarily related to repayment of EHI related payables), a $13.7 million increase in accounts receivable (primarily attributable to increased revenues), a $13.2 million increase in aircraft support parts, net (primarily attributable to increases in inventory levels in preparation for the active fire season), a $2.7 million increase in other non-current assets, a $1.6 million increase in prepaid and other expenses, and a $0.3 million increase in income taxes receivable, partially offset by, a $6.0 million increase in accrued and other current liabilities, a $1.6 million increase in other long-term liabilities, and a $1.2 million increase in income tax payable. As a result of these factors, we used $38.0 million of cash in operating activities in the six months ended June 30, 2013.

Net cash used in investing activities. Net cash used in investing activities was $10.8 million for the six month period ended June 30, 2014 compared to net cash used in investing activities of $278.9 million for the period ended June 30, 2013. In the six months period ended June 30, 2014, we used net cash of $37.1 million for purchases of aircraft and property, plant and equipment primarily in support of our legacy business and expanded operations subsequent to the EHI acquisition and releases of restricted cash provided $1.8 million. In the period ended June 30, 2013, we used net cash of $24.6 million for the purchase of aircraft and routine capital expenditures.

Net cash provided by financing activities. During the six months period ended June 30, 2014, financing activities provided $34.0 million of cash compared to $321.3 million during the period ended June 30, 2014. In the six months ended June 30, 2014, net cash provided by financing activities of $113.1 million was borrowings from the revolving line of credit, partially offset by repayments of $79.1 million. In the six months ended June 30, 2013, net cash provided by financing activities of $400.0 million was borrowings of the Notes, partially offset by net repayments on revolving credit facilities and debt issuance costs.

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

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at June 30, 2014 and December 31, 2013 was $355.0 million.

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

On May 2, 2014, the Company commenced an offer (the ‘‘Exchange Offer’’) to exchange all $355.0 aggregate principal amount of its outstanding 8.25% Second Priority Senior Secured Notes due 2020, which were not registered under the Securities Act of 1933 (the ‘‘Old Notes’’), for an equal principal amount of new 8.25% Second Priority Senior Secured Notes due 2020 which have been registered under the Securities Act of 1933 (the ‘‘New Notes’’). The Exchange Offer was completed on June 6, 2014.

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

The outstanding balance under the Revolving Credit Facility at June 30, 2014 and December 31, 2013 was $102.1 million and $68.1 million, respectively. The weighted average interest rate for borrowings under the Revolving Credit Facility for the three and six months period ended June 30, 2014 was 5.08% and 5.11%, respectively. The interest rate at June 30, 2014 and December 31, 2013 was 5.03% and 5.06%, respectively. As of June 30, 2014 and December 31, 2013 the Company had $4.8 million and $5.1 million in outstanding standby letters of credit under the Revolving Credit Facility, respectively, and maximum borrowing availability was $33.1 million and $51.8 million as of June 30, 2014 and December 31, 2013, respectively.

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

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. As of June 30, 2014 and December 31, 2013, the carrying value of the 2020 Subordinated Notes was $16.3 million, made up of the face value of $17.5 million net of the unamortized discount of $1.2 million. The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00% during the three and six months period ended June 30, 2014.

Advance from Cambiano

EuAC is party to an Amended Agreement with Banca Di Credito Cooperativo Di Cambiano (‘‘Cambiano’’) whereby EuAC may request advances up to €4.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. There were no advances outstanding as of June 30, 2014 and December 31, 2013. The agreement may be canceled by either party at any time.

On August 4, 2008, EuAC executed a bank guarantee and pledged €3.0 million as restricted cash in connection with a performance guarantee for a four-year leasing contract in Italy. Following receipt of the restricted cash, Cambiano issued a letter of credit for the performance bond. In the third quarter of 2012, the restricted cash amount was reduced to $2.6 million (€2.0 million), in conjunction with the reduction in the corresponding letter of credit. The restrictions renewed in June 2013 through the remainder of the 2013 fire season and the Company has classified the restricted cash related to the pledges as current assets based on the anticipated release date of the restriction. In the second quarter of 2014, the restricted cash amount was reduced to $0.6 million (€0.4 million), in conjunction with the reduction in the corresponding letter of credit.

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

We also use Adjusted EBITDAR in managing our business. Adjusted EBITDAR is determined by adding aircraft lease expense to Adjusted EBITDA. We present Adjusted EBITDAR because we believe this provides us with a more comparable measure for managing our business. We have further adjusted EBITDA for continued acquisition and integration costs beyond the nine months defined by our Revolving Credit Facility agreement and the restructuring costs associated with exiting the Malaysian timber harvesting market.

EBITDA, Adjusted EBITDA, and Adjusted EBITDAR are supplemental measures of our performance that are not required by or presented in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to revenue, net income (loss), cash flow, or any other performance measure derived in accordance with U.S. GAAP. Our presentation of EBITDA, Adjusted EBITDA, and Adjusted EBITDAR may not be comparable to similarly titled measures of other companies. A reconciliation of net loss to EBITDA, Adjusted EBITDA, and Adjusted EBITDAR is provided below.

(Dollars in thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
EBITDA, Adjusted EBITDA and Adjusted EBITDAR Reconciliation:
Net loss attributable to Erickson Incorporated	$(17,109)	$(1,952)	$(24,703)	$(3,169)
Interest expense, net	9,111	6,495	17,864	7,851
Tax benefit	(10,222)	(1,031)	(14,792)	(2,167)
Depreciation and amortization	8,981	8,474	16,934	13,874
Amortization of debt issuance costs	593	465	1,214	787

EBITDA	$(8,646)	$12,451	$(3,483)	$17,176

Acquisition and integration related expenses	631	3,982	1,422	6,245
Non-cash unrealized mark-to-market foreign exchange (gains) losses	(27)	66	(244)	(140)
Non-cash charges from awards to employees of equity interests	236	232	396	411
Loss on early extinguishment of debt	—	215	—	215
Interest expense related to tax contingencies	—	311	—	311
Non-cash goodwill impairment expense	21,272	—	21,272	—
Restructuring costs for Erickson Air-Crane Malaysia	414	—	414	—
Gain on sale of equipment	(61)	(21)	(191)	(21)

Adjusted EBITDA	$13,819	$17,236	$19,586	$24,197

Aircraft lease expenses	5,149	3,219	10,108	3,222

Adjusted EBITDAR	$18,968	$20,455	$29,694	$27,419

OFF-BALANCE SHEET ARRANGEMENTS

With the exception of operating leases, letters of credit, and an advance agreement with a foreign bank, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, or cash flows.

Operating Leases. We lease light and medium lift aircraft, certain premises on a short-term basis, and a minor amount of our facilities and certain other property and equipment under noncancelable operating lease agreements that expire on various dates through August 2064. Certain leases have renewal options. During the second quarter of 2014, we have entered into a sale-leaseback transaction for one S-64 Aircrane for a total purchase price of $24.7 million. The lease has an initial term of seven years commencing on June 30, 2014, and base monthly lease payments of approximately $264,000.

Letters of Credit. To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. At June 30, 2014, we had letters of credit with various expiration dates extending into 2016 valued at approximately $5.4 million outstanding, including $4.8 million outstanding under our Revolving Credit Facility and $0.6 million (€0.4 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $0.6 million (€0.4 million) in restricted cash.

Advance Agreements with Foreign Banks. In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At June 30, 2014 and December 31, 2013, there were no advances outstanding under these types of arrangement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates could have reasonably been used, or if changes in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Form 10-K filed with the SEC on March 14, 2014. We believe that there have been no significant changes to our critical accounting policies during the six months period ended June 30, 2014 other than the effects of the acquisitions disclosed.

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

Interest Rate Risk

At June 30, 2014 we had total indebtedness of $474 million (excluding $5.4 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our Revolving Credit Facility as our other debt obligations maintain fixed interest rates. Market risks associated with our Revolving Credit Facility include the potential reductions in fair value and negative impacts to future earnings from an increase in interest rates. Under our pre-acquisition debt, composed of the Term Debt and Revolving Line of Credit terminated on May 2, 2013, the applicable interest rate on our borrowings was calculated based on either LIBOR (London Interbank Offered Rate) or a base rate plus a margin depending on the level of the senior debt leverage covenant ratio as defined in our prior credit agreement. The rates applicable to outstanding borrowings fluctuated based on many factors including, but not limited to, general economic conditions and interest rates, including the LIBOR, Federal Funds, and prime rates. Under our Revolving Credit Facility, the applicable interest rate on our borrowings is 225—450 basis points over LIBOR/Prime base rate depending on the Company’s senior leverage ratio. We estimate that a hypothetical 10% change in the interest rates experienced on our debt would have impacted interest expense for the quarter ended June 30, 2014 by approximately $0.7 million.

Aircraft Fuel

Our results of operations are affected by changes in the price and availability of aircraft fuel. For the quarter ended June 30, 2014, a deviation of 10% in the average price per gallon of fuel would have impacted our cost of revenues by approximately $0.5 million. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts.

We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk

A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the quarter ended June 30, 2014 would have resulted in an estimated pre-hedged decrease of $0.2 million in our net income.

Supplier Risk

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2014, our disclosure controls and procedures were effective.

We are in the process of integrating the control environments of EHI and Air Amazonia, which we acquired on May 2, 2013 and September 3, 2013, respectively, with our existing control environment. Except for that integration process, there have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Fortis Matter

A complaint was served on EHI on August 27, 2012, by the plaintiff, Fortis Lease Deutschland GmbH, in the Regional Court, 7th Chamber for Commercial Matters, Cologne, Germany. The plaintiff claims approximately €0.8 million in damages for the payment of VAT levied on the purchase price relating to EHI’s purchase of two helicopters from the plaintiff in 2011. The complaint lodged by plaintiff resulted in a default judgment against EHI issued on February 26, 2013. In a brief filed with the court on May 10, 2013, EHI objected to the default judgment, arguing that the sale of the two helicopters was tax exempt as they both were exported to a third country outside the European Union. In May 2014, Erickson paid €40,000 in full and final settlement of this matter.

Arizona Environmental Matter

In August 2012, EHI received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the Site. There were no material developments with respect to this matter in 2013 or during the six months period ended June 30, 2014. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

World Fuel Claim

In December of 2013, World Fuel, a former fuel supplier of Evergreen International Aviation (‘‘EIA’’) and Evergreen Airlines (‘‘EA’’), filed suit against EIA, EA and other named parties claiming approximately $9 million of accounts payable due and owing to World Fuel for fuel purchases made by EIA and EA. Evergreen Helicopters, Inc. (Erickson’s wholly-owned subsidiary, ‘‘EHI’’) was a named party in the lawsuit since it was alleged that EHI signed a joint and several guaranty of payment in favor of World Fuel in 2012. In April 2014, the Company filed its Amended Answer which included certain counterclaims against World Fuel and certain cross claims against Mr. Delford Smith. Discovery in this matter is ongoing. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

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

Erickson Incorporated

Date: August 7, 2014	By:	/s/ ERIC STRUIK
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