Form 10-Q
period 2014-09-30
ERICKSON INC.
filed 2014-11-06
CIK 1490165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.

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
On October 31, 2014, 13,812,964 shares of common stock, par value $0.0001, were outstanding.

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited):	4

	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013	4

	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013	5

	CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND YEAR ENDED DECEMBER 31, 2013	6

	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013	7

	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	8

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	65

Item 4.	CONTROLS AND PROCEDURES	66

	PART II. OTHER INFORMATION

Item 5.	LEGAL PROCEEDINGS	66

Item 6.	EXHIBITS	67

SIGNATURES		68

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,559	$1,881
Restricted cash	465	2,883
Accounts receivable, net of allowances for doubtful accounts of $648 and $991 in 2014 and 2013, respectively	65,961	65,987
Prepaid expenses and other current assets	10,198	3,360
Income tax receivable	162	135
Deferred tax assets	2,351	3,715
Total current assets	81,696	77,961
Aircraft support parts, net	137,848	126,696
Aircraft, net	123,475	127,179
Property, plant and equipment, net	125,901	109,382
Goodwill	215,634	234,978
Other intangible assets, net	20,654	22,484
Other non-current assets	24,861	28,625
Total assets	$730,069	$727,305
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,673	$29,035
Accrued and other current liabilities	39,508	41,233
Income tax payable	975	621
Total current liabilities	63,156	70,889
Long-term debt	16,831	16,160
Long-term revolving credit facilities	86,240	68,086
Long-term notes payable	355,000	355,000
Other long-term liabilities	12,688	1,819
Uncertain tax positions	5,669	5,669
Deferred tax liabilities	5,722	16,775
Total liabilities	545,306	534,398
Stockholders’ equity:
Common stock; $0.0001 par value; 110,000,000 shares authorized; 13,802,212 and 13,787,914 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	180,818	179,954
Retained earnings	4,263	12,104
Accumulated other comprehensive loss, net of tax	(1,122)	(42)
Total stockholders’ equity attributable to Erickson Incorporated	183,960	192,017
Noncontrolling interest	803	890
Total stockholders’ equity	184,763	192,907
Total liabilities and stockholders’ equity	$730,069	$727,305
The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net revenues:	$118,338	$120,226	$273,407	$225,756
Cost of revenues	70,360	74,041	203,420	152,808
Gross profit	47,978	46,185	69,987	72,948
Operating expenses:
General and administrative	6,608	10,107	20,399	26,486
Research and development	783	1,154	2,839	3,116
Selling and marketing	2,060	1,642	7,203	5,507
Impairment of goodwill	—	—	21,272	—
Total operating expenses	9,451	12,903	51,713	35,109
Operating income	38,527	33,282	18,274	37,839
Other income (expense):
Interest expense, net	(9,002)	(8,665)	(26,866)	(16,516)
Interest expense related to tax contingencies	—	(560)	—	(871)
Amortization of debt issuance costs	(613)	(599)	(1,827)	(1,386)
Unrealized foreign exchange gain (loss)	(518)	159	(274)	299
Loss on early extinguishment of debt	—	—	—	(215)
Realized foreign exchange gain (loss)	93	(68)	51	(218)
Gain on involuntary conversion	308	—	308	—
Gain on disposal of equipment	62	20	253	41
Other expense, net	(163)	95	(704)	(267)
Total other income (expense)	(9,833)	(9,618)	(29,059)	(19,133)
Net income before income taxes and noncontrolling interest	28,694	23,664	(10,785)	18,706
Income tax expense (benefit)	11,753	9,176	(3,039)	7,009
Net income (loss)	16,941	14,488	(7,746)	11,697
Less: Net (income) loss related to noncontrolling interest	(79)	37	(95)	(341)
Net income (loss) attributable to Erickson Incorporated and common stockholders	$16,862	$14,525	$(7,841)	$11,356
Net income (loss)	$16,941	$14,488	$(7,746)	$11,697
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,995)	727	(1,189)	542
Comprehensive income (loss)	14,946	15,215	(8,935)	12,239
Comprehensive (income) loss attributable to noncontrolling interest	17	(14)	14	(375)
Comprehensive income (loss) attributable to Erickson Incorporated	$14,963	$15,201	$(8,921)	$11,864
Net income (loss) per share attributable to common stockholders
Basic	$1.22	$1.26	$(0.57)	$1.10
Diluted	$1.22	$1.05	$(0.57)	$1.02
Weighted average shares outstanding
Basic	13,802,212	11,562,465	13,797,093	10,356,507
Diluted	13,817,050	13,813,514	13,797,093	11,122,050

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit) Of Erickson Incorporated	Noncontrolling Interest Amount	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	—	$—	9,726,785	$1	$101,833	$2,447	$71	$104,352	$1,016	$105,368
Issuance of Series A Preferred Stock	4,008,439	78,044	—	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	(341)	(341)
Issuance of Restricted Stock Units	—	—	87,634	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	792	—	—	792	—	792
Conversion of Series A Preferred Stock to Common Stock	(4,008,439)	(78,044)	4,008,439	—	78,044	—	—	78,044	—	78,044
Shares withheld for payment of taxes	—	—	(34,944)	—	(715)	—	—	(715)	—	(715)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	9,657	—	9,657	209	9,866
Foreign currency translation	—	—	—	—	—	—	(113)	(113)	6	(107)
Comprehensive income (loss)										9,759
Balance at December 31, 2013	—	$—	13,787,914	$1	$179,954	$12,104	$(42)	$192,017	$890	$192,907
Issuance of Restricted Stock Units	—	—	23,022	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	(73)	(73)
Stock-based compensation	—	—	—	—	616	—	—	616	—	616
Shares withheld for payment of taxes	—	—	(8,724)	—	(166)			(166)	—	(166)
Proceeds from shareholder, net	—	—	—	—	414	—	—	414	—	414
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(7,841)	—	(7,841)	95	(7,746)
Foreign currency translation	—	—	—	—	—	—	(1,080)	(1,080)	(109)	(1,189)
Comprehensive loss										(8,935)
Balance at September 30, 2014	—	$—	13,802,212	$1	$180,818	$4,263	$(1,122)	$183,960	$803	$184,763
The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net income (loss)	$16,941	$14,488	$(7,746)	$11,697
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	10,164	11,566	27,098	25,439
Impairment of goodwill	—	—	21,272	—
Deferred income taxes	8,467	8,460	(8,273)	4,665
Non-cash interest expense on debt	147	579	670	1,776
Non-cash interest on tax contingencies	—	560	—	871
Non-cash interest income on loans	—	(58)	—	(99)
Write-off of debt issuance costs related to the early extinguishment of debt	—	—	—	215
Stock-based compensation	220	255	616	665
Amortization of debt issuance costs	613	599	1,827	1,386
Gain on sale of equipment	(62)	(20)	(253)	(41)
Gain on involuntary conversion	(308)	—	(308)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,095)	(12,799)	(1,525)	(26,482)
Prepaid expenses and other current assets	(6,001)	(380)	(6,907)	(2,018)
Income tax receivable	3	(246)	949	(561)
Aircraft support parts, net	(923)	(9,999)	(13,638)	(23,193)
Other non-current assets	1,106	(1,622)	4,232	(4,303)
Accounts payable	(6,892)	4,736	(6,161)	(20,740)
Accrued and other current liabilities	12,291	(3,272)	(4,050)	2,740
Income tax payable	493	25	1,210	1,256
Other long-term liabilities	(366)	(656)	192	896
Net cash provided by (used in) operating activities	32,798	12,216	9,205	(25,831)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired (see Note 6)	—	(22,998)	—	(231,868)
Purchases of aircraft and property, plant and equipment, net	(15,569)	(7,733)	(52,707)	(32,366)
Proceeds from sale-leaseback of aircraft	—	—	24,660	—
Restricted cash	574	45,953	2,341	942
Purchase of intangible assets	—	(2,200)	—	(2,200)
Decrease in other assets	—	—	—	(35)
Dividends paid to non-controlling interest	—	—	(73)	(341)
Net cash provided by (used in) investing activities	(14,995)	13,022	(25,779)	(265,868)
Cash flows from financing activities:
Proceeds from shareholders, net	—	—	414	—
Repayments of subordinated notes	—	—	—	(27,572)
Repayments of credit facilities	(69,716)	(30,382)	(148,839)	(214,799)
Borrowings from credit facilities	53,862	49,535	166,993	197,387
Borrowing of notes	—	—	—	400,000
Repayment of notes	—	(45,000)	—	(45,000)
Debt issuance costs	(72)	(691)	(339)	(14,667)
Shares withheld for payment of taxes	—	(84)	(166)	(697)
Net cash provided by (used in) financing activities	(15,926)	(26,622)	18,063	294,652
Effect of foreign currency exchange rates on cash and cash equivalents	(1,762)	865	(811)	881
Net increase (decrease) in cash and cash equivalents	115	(519)	678	3,834
Cash and cash equivalents at beginning of period	2,444	5,821	1,881	1,468
Cash and cash equivalents at end of period	$2,559	$5,302	$2,559	$5,302
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,017	$1,972	$19,553	$11,820
Cash paid for income taxes, net	$1,588	$526	$2,449	$971
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

As of September 30, 2014, the Company owned a fleet of 19 heavy lift helicopters, comprised of 13 S-64E and six S-64F model Aircranes, and 37 medium and light lift aircraft of varying model types, comprised of 30 rotor wing aircraft and seven fixed-wing aircraft. As of September 30, 2014, the Company leased a fleet of one heavy lift, 31 medium and light lift aircraft of varying types, comprised of 26 rotary wing aircraft and five fixed-wing aircraft. The Company’s fleet operations span the globe with a presence on six continents. As of September 30, 2014, 20 of the owned aircraft and 21 of the leased aircraft were deployed outside of North America.

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

On May 2, 2013, the Company completed its acquisition of EHI, based in McMinnville, Oregon, a wholly owned subsidiary of Evergreen International Aviation, Inc. (“EIA”) prior to the acquisition. EHI operated a fleet that consisted of 63 aircraft as of May 2, 2013, which included varying rotary-wing and fixed-wing types for a wide range of passenger transport and light, medium and heavy load-carrying missions. This diverse fleet serves both government and commercial customers, including programs with the U.S. military in support of overseas operations. EHI maintains a global presence with operations in North America, the Middle East, Africa, and Asia-Pacific (see “Note 6 — Acquisitions”).

On September 3, 2013, the Company completed its acquisition of Air Amazonia, which included a fleet of six rotor wing aircraft and ground facilities. This fleet serves oil and gas activities in the Solimoes region of Brazil (see “Note 6 — Acquisitions”).

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued accounting standards update (“ASU”) No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to resolve the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Although permitted by the ASU, the Company did not elect early adoption or retrospective application. As such, the ASU became effective prospectively for the Company as of its first quarter of 2014. As of September 30, 2014, the Company did not have any unrecognized tax benefits that meet the conditions described by the ASU; accordingly, the ASU did not have any impact on the Company’s results of operations or financial position.

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. This ASU requires revenue to be recognized to reflect the consideration an entity expects to be entitled to in exchange for the transfer of goods or services to customers in the appropriate period. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract are required. The Company will be required to implement this guidance in the first quarter of fiscal year 2017, using one of the two prescribed retrospective methods. No early adoption is permitted. The Company has not yet determined the effect of the adoption on the consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended September 30, 2014 that are of significance, or potential significance, to the Company.

Note 3. Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Trade accounts receivable	$61,565	$60,190
Other receivables	5,044	6,788
Less: allowance for doubtful accounts	(648)	(991)
	$65,961	$65,987
The Company had bad debt expense of zero and $0.3 million in the three months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Company had bad debt recoveries of $0.3 million. During the nine months ended September 30, 2013, the Company had bad debt expense of $0.5 million.
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
The following is a summary of customers that accounted for at least 10% of the total current and non-current trade receivables as of September 30, 2014 or December 31, 2013:

	September 30, 2014	December 31, 2013
Fluor	14.2%	19.4%
HRT Participações em Petroleo, S.A.	10.1%	4.0%
NAMSA	10.5%	0.7%
Army Contracting Command – Rock Island	2.4%	13.8%
	37.2%	37.9%
The following is a summary of customers that accounted for at least 10% of the Company’s net revenues in the three or nine months ended September 30, 2014 or September 30, 2013:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Fluor	13.0%	14.0%	16.7%	12.0%
US Forest Service	27.1%	26.7%	13.9%	18.0%
The Company operates in portions of Europe that have been significantly affected by the global recession, such as Greece and Italy, and the Company bears risk that existing or future accounts receivable may be uncollectible if the customers experience curtailed government spending.

Note 4. Aircraft Support Parts, net
Aircraft support parts, net consists of aircraft parts and work-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized in aircraft support parts include materials, labor, and operating overhead. Work-in-process consists of remanufactured aircraft in various stages of production and in-process aircraft support parts. Upon completion of an aircraft remanufacture, based on the demand for the Company’s services, the Company may transfer an aircraft into its fleet. As of September 30, 2014 and December 31, 2013, there were one and zero aircraft being remanufactured, respectively.

Aircraft support parts consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Aircraft parts	$121,249	$115,400
Work-in-process	22,249	17,296
Less: Excess and obsolete reserve	(5,650)	(6,000)
	$137,848	$126,696

Note 5. Aircraft and Property, Plant and Equipment
Aircraft, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Aircraft	$153,019	$151,044
Less: Accumulated depreciation	(29,544)	(23,865)
	$123,475	$127,179
Property, plant, and equipment, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land and land improvements	$308	$308
Buildings	7,857	7,597
Vehicles and equipment	37,969	29,598
Deferred overhauls, net	84,029	68,773
Construction-in-progress	16,533	19,923
	146,696	126,199
Less: Accumulated depreciation and amortization	(20,795)	(16,817)
	$125,901	$109,382
During the three months ended September 30, 2014 and 2013, depreciation expense was $4.5 million and $4.2 million, respectively. During the nine months ended September 30, 2014 and 2013, depreciation expense was $13.4 million and $9.9 million, respectively. During the three months ended September 30, 2014 and 2013, amortization expense associated with deferred overhauls was $5.1 million and $6.6 million, respectively. During the nine months ended September 30, 2014 and 2013, amortization expense associated with deferred overhauls was $11.9 million and $14.3 million, respectively.
During the second quarter of 2014, the Company completed a sale-leaseback transaction pursuant to which the Company sold one S-64 Aircrane for a total purchase price of $24.7 million. The net book value of the Aircrane at the date of the transaction was $12.3 million. The lease has an initial term of seven years commencing on June 30, 2014, and base lease payments of approximately $264 thousand per month. The Company has the right to purchase the aircraft back from the lessor at the end of the fourth year of the lease term at a purchase price based upon the fair market value at that time. At the end of the term of the lease, the lessor has a put right to sell the aircraft back at a purchase price based on the fair market value at that time. The Company has accounted for the transaction as a sale-leaseback under ASC 840-40 “Sale-Leaseback Transactions”. The profit on the sale was deferred and will be recognized ratably over the term of the lease as a reduction to rent expense. The current portion of the deferred gain of $1.8 million is included in other current liabilities, and the non-current portion of deferred gain of $10.1 million is included in other non-current liabilities in the consolidated balance sheet as of September 30, 2014.
We have an ongoing process of reviewing our fleet of existing aircraft with operations management to determine which aircraft may be marketed for sale by our Trade group.

Note 6. Acquisitions

Evergreen Helicopters, Inc.

On May 2, 2013, the Company completed its acquisition of EHI, based in McMinnville Oregon, and prior to the acquisition, a wholly owned subsidiary of Evergreen International Aviation (“EIA”). EHI operates a fleet of aircraft of varying rotary-wing and fixed-wing types for a wide range of passenger transport and light, medium and heavy load-carrying missions. The assets purchased and liabilities assumed for EHI have been reflected in the Company’s consolidated balance sheet as of September 30, 2014 and December 31, 2013, and the results of operations of EHI are included in the Company’s consolidated statements of comprehensive income (loss) since the closing date of the acquisition. Intangible assets included goodwill of $231.6 million, customer relationships of $19.3 million amortized over a period of nine years, and trade names of $0.4 million amortized over a period of 6 months. The goodwill and other intangible assets totaling $251.3 million are amortized over a 15-year period for tax purposes.

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net revenues	$120,226	$286,231
Net income attributable to common stockholders	14,525	20,252
Net income per share attributable to common stockholders:
Basic	1.05	1.47
Diluted	1.05	1.47
Weighted average shares outstanding(1):
Basic	13,784,537	13,762,947
Diluted	13,813,519	13,779,663

(1) Weighted average shares outstanding for the purposes of the above pro forma calculation assume the Convertible Redeemable Preferred Stock of 4,008,439 shares converted to the same number of shares of common stock at the beginning of the period presented.

During the three months ended September 30, 2014 and September 30, 2013, the Company incurred approximately zero and $1.9 million in EHI acquisition and integration-related expenses, respectively, which are included in general and administrative expenses. During the nine months ended September 30, 2014 and September 30, 2013, the Company incurred approximately $1.2 million and $7.5 million in EHI acquisition and integration-related expenses, respectively, which are included in general and administrative expenses.

Air Amazonia

On September 3, 2013, the Company completed its acquisition of Air Amazonia, the aerial services business of HRT, based in Brazil, including a fleet of six rotor wing aircraft and ground facilities. This fleet serves oil and gas activities in the Solimoes region of Brazil. In addition to the acquired fleet, the Company also has the right of first refusal on all helicopter services in the Solimoes region of Brazil from HRT as operator, as well as on all helicopter services in all of Brazil (including offshore) from HRT. Our original contract with HRT had expired effective September 2, 2014 and we are currently in the process of negotiating future business.

In connection with the acquisition of Air Amazonia, consideration transferred included cash of $23.0 million at closing for the business, which includes a fully-operational fleet of six rotary-wing aircraft of varying types and mission capabilities, and an additional $3 million due within 12 months of closing.
During the three months ended September 30, 2014 and September 30, 2013, the Company incurred approximately $0.2 million and $0.6 million in Air Amazonia acquisition and integration-related expenses, respectively, which are included in general and administrative expenses. During the nine months ended September 30, 2014 and September 30, 2013, the Company incurred approximately $0.5 million and $1.3 million in Air Amazonia acquisition and integration-related expenses, respectively, which are included in general and administrative expenses.
The assets purchased and liabilities assumed for Air Amazonia have been reflected in the Company’s consolidated balance sheet as of September 30, 2014 and December 31, 2013, and the results of operations of Air Amazonia are included in the Company’s consolidated statements of comprehensive income (loss) since the closing date of the acquisition. During the third quarter of 2014 the Company finalized the purchase accounting related to the acquisition, including the working capital adjustment receivable under the purchase agreement of $1.0 million, goodwill of $5.3 million, and $2.5 million customer relationship intangible, for a final total purchase price consideration of $26.0 million.

Note 7. Other Intangible Assets, net

Other intangible assets, net consisted of the following (in thousands):

	Useful Life (in years)	September 30, 2014	December 31, 2013
Customer Relationships (EHI)	9	$19,300	$19,300
Customer Relationships (Air Amazonia)	9	2,500	2,500
Type Certificate(1)	Indefinite	2,205	2,205
		24,005	24,005
Less: accumulated amortization		(3,351)	(1,521)
		$20,654	$22,484

(1)	The Type Certificate included in intangible assets is the Type Certificate for engines used in the Aircrane, purchased individually during 2013.

During the three and nine months ended September 30, 2014, amortization expense for intangible assets was $0.6 million and $1.8 million, respectively, and was recorded in cost of sales. Estimated amortization expense for intangible assets for future periods, including remaining amounts to be recorded in 2014 as of September 30, 2014, is as follows (in thousands):

Intangible Asset Amortization
2014	$605
2015	2,421
2016	2,421
2017	2,421
2018	2,421
Thereafter	8,160
Total	$18,449

Note 8. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Payroll and related taxes	$12,112	$12,004
Deferred maintenance on aircraft(1)	3,287	9,694
Interest	12,640	5,142
Deferred revenue	757	1,210
Deferred gain on sale-leaseback	1,760	—
Other	8,952	13,183
	$39,508	$41,233

(1) In connection with the acquisition of EHI, the Company pre-negotiated accelerated timelines and return-to-service obligations with the lessors of certain EHI leased aircraft in exchange for obtaining consent for the transfer of the leases to the Company. The liability was estimated based on historical maintenance costs incurred for the same or like components.

Note 9. Debt

Outstanding debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
2020 Senior Notes	$355,000	$355,000
Revolving Credit Facility	86,240	68,086
2020 subordinated notes, net of discount	16,387	16,160
Fixtures financing	444	—
Total	$458,071	$439,246

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

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at September 30, 2014 and December 31, 2013 was $355.0 million.

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

Revolving Credit Facility

On May 2, 2013, the Company entered into the Revolving Credit Facility, providing a new $100.0 million, five-year revolving credit facility with a group of financial institutions led by Wells Fargo Bank N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA. On June 14, 2013, the Revolving Credit Facility was amended to increase the maximum aggregate amount that the Company may borrow from $100.0 million to $125.0 million, and on March 11, 2014 it was amended to increase the maximum amount that the Company may borrow to $140.0 million. The interest rate under the Revolving Credit Facility is 225-450 basis points over LIBOR/Prime base rate depending on the Company’s senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes.

The Company and each of the Company’s current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the Revolving Credit Facility on a senior secured first lien basis.

The Revolving Credit Facility contains certain financial covenants including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is greater than $16.8 million or 1.05:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is less than or equal to $16.8 million. The Revolving Credit Facility also imposes an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions. The Company was in compliance with the financial covenants as of September 30, 2014 and December 31, 2013.

The Revolving Credit Facility includes mandatory prepayment requirements for the certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that the Company receives as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at September 30, 2014 and December 31, 2013 was $86.2 million and $68.1 million, respectively. The weighted average interest rate for borrowings under the Revolving Credit Facility for the three and nine months period ended September 30, 2014 was 5.08% and 5.10%, respectively. The interest rate at September 30, 2014 and December 31, 2013 was 4.92% and 5.06%, respectively. As of September 30, 2014 and December 31, 2013 the Company had $4.4 million and $5.1 million in outstanding standby letters of credit under the Revolving Credit Facility, respectively, and maximum borrowing availability was $49.4 million and $51.8 million as of September 30, 2014 and December 31, 2013, respectively.

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

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. As of September 30, 2014, the carrying value of the 2020 Subordinated Notes was $16.4 million, made up of the face value of $17.5 million net of the unamortized discount of $1.1 million. As of December 31, 2013, the carrying value of the 2020 Subordinated Notes was $16.2 million, made up of the face value of $17.5 million net of the unamortized discount of $1.3 million.The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00% during the three and nine months period ended September 30, 2014.

Advance from Cambiano

EuAC is party to an Amended Agreement with Banca Di Credito Cooperativo Di Cambiano (“Cambiano”) whereby EuAC may request advances up to €4.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. There were no advances outstanding as of September 30, 2014 and December 31, 2013. The agreement may be canceled by either party at any time.

On August 4, 2008, EuAC executed a bank guarantee and pledged €3.0 million as restricted cash in connection with a performance guarantee for a four-year leasing contract in Italy. Following receipt of the restricted cash, Cambiano issued a letter of credit for the performance bond. In the third quarter of 2012, the restricted cash amount was reduced to $2.6 million (€2.0 million), in conjunction with the reduction in the corresponding letter of credit. The restrictions renewed in June 2013 through the remainder of the 2013 fire season and the Company has classified the restricted cash related to the pledges as current assets based on the anticipated release date of the restriction. In the third quarter of 2014, the restricted cash amount was reduced to $0.3 million (€0.3 million), in conjunction with the reduction in the corresponding letter of credit.

Note 10. Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014, are as follows (in thousands):

	Government Segment	Commercial Segment	Total
Balance at January 1, 2014
Goodwill	$231,627	$3,351	$234,978
Activity during 2014
Impairment losses	(21,272)	—	(21,272)
Purchase accounting adjustments for Air Amazonia	—	1,928	1,928
Balance at September 30, 2014
Goodwill	$210,355	$5,279	$215,634
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

During the third quarter of 2014, the Company performed the annual goodwill impairment review for the Oil and Gas business, which is considered a reporting unit, under our commercial operating segment, for the purposes of that analysis. The goodwill originated as a result of purchase price accounting for Air Amazonia acquisition, see Note 6 "Acquisitions". The Company assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As a result of this qualitative assessment, the Company determined it was not necessary to perform the step one of the goodwill impairment test.

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

Each guarantor subsidiary was 100% owned by the Parent Company as of the date of each condensed consolidating balance sheet presented. The 2020 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. All figures presented are in thousands. Figures presented as of September 30, 2014 and for the three and nine months ended September 30, 2014 are unaudited.

	Condensed Consolidating Balance Sheet September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$26	$61	$2,472	$—	$2,559
Restricted cash	142	—	323	—	465
Accounts receivable, net	27,268	25,216	13,412	65	65,961
Prepaid expenses and other current assets	8,060	1,013	1,125	—	10,198
Income tax receivable	70	—	92	—	162
Deferred tax assets	1,882	—	469	—	2,351
Total current assets	37,448	26,290	17,893	65	81,696
Aircraft support parts, net	105,597	31,848	448	(45)	137,848
Aircraft, net	84,158	35,940	3,377	—	123,475
Property, plant and equipment, net	67,633	56,751	1,517	—	125,901
Goodwill	—	210,355	6,041	(762)	215,634
Other intangible assets, net	2,205	16,262	2,187	—	20,654
Other non-current assets	323,843	5,579	533	(305,094)	24,861
Total assets	$620,884	$383,025	$31,996	$(305,836)	$730,069
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	7,683	12,594	2,396	—	$22,673
Accrued and other current liabilities	(45,491)	56,170	28,829	—	39,508
Income tax payable	74	(2)	903	—	975
Total current liabilities	(37,734)	68,762	32,128	—	63,156
Long-term debt, less current portion	16,831	—	—	—	16,831
Long-term revolving credit facilities	86,240	—	—	—	86,240
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	12,625	—	63	—	12,688
Uncertain tax positions	5,669	—	—	—	5,669
Deferred tax liabilities	7,208	—	(1,486)	—	5,722
Total liabilities	445,839	68,762	30,705	—	545,306
Stockholders’ equity (deficit):
Common stock	1	—	1,675	(1,675)	1
Additional paid-in capital	180,818	297,994	33	(298,027)	180,818
Retained earnings (accumulated deficit)	(5,172)	16,269	(1,420)	(5,414)	4,263
Accumulated other comprehensive income (loss)	(602)	—	369	(889)	(1,122)
Total stockholders’ equity (deficit) attributable to Erickson Incorporated	175,045	314,263	657	(306,005)	183,960
Noncontrolling interest	—	—	634	169	803
Total stockholders’ equity (deficit)	175,045	314,263	1,291	(305,836)	184,763
Total liabilities and stockholders’ equity	$620,884	$383,025	$31,996	$(305,836)	$730,069

	Condensed Consolidating Balance Sheet December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$576	$(12)	$1,317	$—	$1,881
Restricted cash	151	364	2,368	—	2,883
Accounts receivable, net	17,290	40,560	8,024	113	65,987
Prepaid expenses and other current assets	1,878	582	900	—	3,360
Income tax receivable	70	—	65	—	135
Deferred tax assets	3,372	—	343	—	3,715
Total current assets	23,337	41,494	13,017	113	77,961
Aircraft support parts, net	93,719	33,022	—	(45)	126,696
Aircraft, net	88,242	35,236	3,701	—	127,179
Property, plant and equipment, net	70,145	37,825	1,412	—	109,382
Other intangible assets, net	2,205	17,870	2,409	—	22,484
Goodwill	—	231,626	4,114	(762)	234,978
Other non-current assets	325,768	7,133	816	(305,092)	28,625
Total assets	$603,416	$404,206	$25,469	$(305,786)	$727,305
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts Payable	8,179	17,889	2,967	—	$29,035
Accrued and other current liabilities	(48,899)	66,513	23,592	27	41,233
Income tax payable	—	—	621	—	621
Total current liabilities	(40,720)	84,402	27,180	27	70,889
Long-term debt, less current portion	16,160	—	—	—	16,160
Long-term revolving credit facilities	68,086	—	—	—	68,086
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	1,756	—	63	—	1,819
Uncertain tax positions	5,669	—	—	—	5,669
Deferred tax liabilities	16,745	—	30	—	16,775
Total liabilities	422,696	84,402	27,273	27	534,398
Stockholders’ equity (deficit):
Common stock	1	—	1,674	(1,674)	1
Additional paid-in capital	179,954	297,994	33	(298,027)	179,954
Retained earnings (accumulated deficit)	806	21,810	(5,142)	(5,370)	12,104
Accumulated other comprehensive income (loss)	(41)	—	997	(998)	(42)
Total stockholders’ equity (deficit) attributable to Erickson Incorporated	180,720	319,804	(2,438)	(306,069)	192,017
Noncontrolling interest	—	—	634	256	890
Total stockholders’ equity (deficit)	180,720	319,804	(1,804)	(305,813)	192,907
Total liabilities and stockholders’ equity	$603,416	$404,206	$25,469	$(305,786)	$727,305

	Condensed Consolidating Statement of Operations Quarter Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$64,553	$39,111	$19,107	$(4,433)	$118,338
Cost of revenues	28,709	34,940	11,025	(4,314)	70,360
Gross profit	35,844	4,171	8,082	(119)	47,978
Operating expenses:
General and administrative	5,450	186	972	—	6,608
Research and development	783	—	—	—	783
Selling and marketing	2,012	136	31	(119)	2,060
Impairment of goodwill	—	—	—	—	—
Total operating expenses	8,245	322	1,003	(119)	9,451
Operating income	27,599	3,849	7,079	—	38,527
Other income (expense):
Interest expense, net	(8,874)	—	(128)	—	(9,002)
Other income (expense), net	(1,227)	316	87	(7)	(831)
Total other income (expense)	(10,101)	316	(41)	(7)	(9,833)
Net income (loss) before income taxes and noncontrolling interest	17,498	4,165	7,038	(7)	28,694
Income tax expense	9,580	—	2,173	—	11,753
Net income (loss)	7,918	4,165	4,865	(7)	16,941
Less: Net income related to noncontrolling interest	—	—	—	(79)	(79)
Net income (loss) attributable to Erickson Incorporated and common stockholders	$7,918	$4,165	$4,865	$(86)	$16,862

	Condensed Consolidating Statement of Operations Quarter Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$62,719	$49,854	$12,454	$(4,801)	$120,226
Cost of revenues	29,379	38,625	10,740	(4,703)	74,041
Gross profit	33,340	11,229	1,714	(98)	46,185
Operating expenses:
General and administrative	7,516	1,638	995	(42)	10,107
Research and development	1,154	—	—	—	1,154
Selling and marketing	1,252	378	21	(9)	1,642
Total operating expenses	9,922	2,016	1,016	(51)	12,903
Operating income (loss)	23,418	9,213	698	(47)	33,282
Other income (expense):
Interest income (expense), net	(8,621)	—	(44)	—	(8,665)
Other income (expense), net	11	(599)	(66)	(299)	(953)
Total other income (expense)	(8,610)	(599)	(110)	(299)	(9,618)
Net income (loss) before income taxes and noncontrolling interest	14,808	8,614	588	(346)	23,664
Income tax expense (benefit)	8,869	—	307	—	9,176
Net income (loss)	5,939	8,614	281	(346)	14,488
Less: Net loss related to noncontrolling interest	—	—	—	37	37
Net income (loss) attributable to Erickson Incorporated and common stockholders	$5,939	$8,614	$281	$(309)	$14,525

	Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$115,997	$126,569	$44,520	$(13,679)	$273,407
Cost of revenues	72,902	109,923	34,155	(13,560)	203,420
Gross profit	43,095	16,646	10,365	(119)	69,987
Operating expenses:
General and administrative	16,935	794	2,670	—	20,399
Research and development	2,839	—	—	—	2,839
Selling and marketing	6,749	482	91	(119)	7,203
Impairment of goodwill	—	21,272	—	—	21,272
Total operating expenses	26,523	22,548	2,761	(119)	51,713
Operating income (loss)	16,572	(5,902)	7,604	—	18,274
Other income (expense):
Interest income (expense), net	(26,342)	19	(543)	—	(26,866)
Other income (expense), net	(2,539)	339	91	(84)	(2,193)
Total other income (expense)	(28,881)	358	(452)	(84)	(29,059)
Net income (loss) before income taxesand noncontrolling interest	(12,309)	(5,544)	7,152	(84)	(10,785)
Income tax expense (benefit)	(6,335)	—	3,296	—	(3,039)
Net income (loss)	(5,974)	(5,544)	3,856	(84)	(7,746)
Less: Net income related to noncontrolling interest	—	—	—	(95)	(95)
Net income (loss) attributable to Erickson Incorporated and common stockholders	$(5,974)	$(5,544)	$3,856	$(179)	$(7,841)

	Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$123,970	$79,726	$38,894	$(16,834)	$225,756
Cost of revenues	74,267	62,151	33,044	(16,654)	152,808
Gross profit	49,703	17,575	5,850	(180)	72,948
Operating expenses:
General and administrative	20,287	3,307	2,953	(61)	26,486
Research and development	3,116	—	—	—	3,116
Selling and marketing	4,963	533	110	(99)	5,507
Total operating expenses	28,366	3,840	3,063	(160)	35,109
Operating income (loss)	21,337	13,735	2,787	(20)	37,839
Other income (expense):
Interest income (expense), net	(16,476)	—	(40)	—	(16,516)
Other expense, net	(1,240)	(966)	(55)	(356)	(2,617)
Total other income (expense)	(17,716)	(966)	(95)	(356)	(19,133)
Net income (loss) before income taxes and noncontrolling interest	3,621	12,769	2,692	(376)	18,706
Income tax expense	5,343	—	1,666	—	7,009
Net income (loss)	(1,722)	12,769	1,026	(376)	11,697
Less: Net income related to noncontrolling interest	—	—	—	(341)	(341)
Net income (loss) attributable to Erickson Incorporated and common stockholders	$(1,722)	$12,769	$1,026	$(717)	$11,356

	Condensed Consolidating Statement of Cash Flows Quarter Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$7,918	$4,165	$4,865	$(7)	$16,941
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,926	3,034	204	—	10,164
Deferred income taxes	8,782	—	(315)	—	8,467
Non-cash interest expense on debt	147	—	—	—	147
Stock-based compensation	220	—	—	—	220
Amortization of debt issuance costs	613	—	—	—	613
Gain on sale of equipment	—	—	(62)	—	(62)
Gain on involuntary conversion	—	(308)	—	—	(308)
Changes in operating assets and liabilities:
Accounts receivable	(8,619)	9,438	(3,921)	7	(3,095)
Prepaid expenses and other current assets	(5,023)	(366)	(612)	—	(6,001)
Income tax receivable	—	—	3	—	3
Aircraft support parts, net	(5,200)	4,294	(17)	—	(923)
Other non-current assets	1,174	(72)	4	—	1,106
Accounts payable	(2,907)	(4,009)	24	—	(6,892)
Accrued and other current liabilities	20,525	(8,448)	214	—	12,291
Income tax payable	41	(4)	456	—	493
Other long-term liabilities	(366)	—	—	—	(366)
Net cash provided by operating activities	24,231	7,724	843	—	32,798
Cash flows from investing activities:
Restricted cash	7	365	202	—	574
Purchases of aircraft and property, plant and equipment	(7,295)	(8,103)	(171)	—	(15,569)
Net cash provided by (used in) investing activities	(7,288)	(7,738)	31	—	(14,995)
Cash flows from financing activities:
Repayments of credit facilities	(69,716)	—	—	—	(69,716)
Borrowings from credit facilities	53,862	—	—	—	53,862
Debt issuance costs	(72)	—	—	—	(72)
Net cash used in financing activities	(15,926)	—	—	—	(15,926)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,474)	—	(288)	—	(1,762)
Net increase (decrease) in cash and cash equivalents	(457)	(14)	586	—	115
Cash and cash equivalents at beginning of period	483	75	1,886	—	2,444
Cash and cash equivalents at end of period	$26	$61	$2,472	$—	$2,559

	Condensed Consolidating Statement of Cash Flows Quarter Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,939	$8,614	$281	$(346)	$14,488
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,532	2,944	90	—	11,566
Deferred income taxes	8,844	(438)	54	—	8,460
Non-cash interest expense on debt	579	—	—	—	579
Non-cash interest expense on tax contingencies	15	545	—	—	560
Stock-based compensation	255	—	—	—	255
Non-cash interest income on loans	(58)	—	—	—	(58)
Loss (gain) on sale of equipment	—	(23)	3	—	(20)
Amortization of debt issuance costs	599	—	—	—	599
Changes in operating assets and liabilities:
Accounts receivable	(10,007)	(9,704)	6,902	10	(12,799)
Prepaid expenses and other current assets	111	(41)	(450)	—	(380)
Income tax receivable, net	(254)	—	8	—	(246)
Aircraft support parts, net	(2,084)	(7,960)	—	45	(9,999)
Other non-current assets	(383)	(1,238)	(1)	—	(1,622)
Accounts payable	1,851	3,329	(444)	—	4,736
Accrued and other current liabilities	3,554	2,360	(6,477)	(2,709)	(3,272)
Income tax payable	—	—	25	—	25
Other long-term liabilities	(1,203)	547	—	—	(656)
Net cash provided by (used in) operating activities	16,290	(1,065)	(9)	(3,000)	12,216
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(25,998)	—	—	3,000	(22,998)
Purchases of aircraft and property, plant and equipment	(7,938)	14	191	—	(7,733)
Restricted cash	45,953	—	—	—	45,953
Purchase of intangible assets	(2,200)	—	—	—	(2,200)
Net cash provided by investing activities	9,817	14	191	3,000	13,022
Cash flows from financing activities:
Repayments of credit facilities	(30,382)	—	—	—	(30,382)
Borrowings from credit facilities	49,535	—	—	—	49,535
Repayment of notes	(45,000)	—	—	—	(45,000)
Debt issuance costs	(691)	—	—	—	(691)
Shares withheld for payment of taxes	(84)	—	—	—	(84)
Net cash used in financing activities	(26,622)	—	—	—	(26,622)
Effect of foreign currency exchange rates on cash and cash equivalents	556	—	309	—	865
Net increase (decrease) in cash and cash equivalents	41	(1,051)	491	—	(519)
Cash and cash equivalents at beginning of period	3,593	1,742	486	—	5,821
Cash and cash equivalents at end of period	$3,634	$691	$977	$—	$5,302

	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(5,974)	$(5,544)	$3,856	$(84)	$(7,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,580	7,919	599	—	27,098
Impairment of goodwill	—	21,272	—	—	21,272
Deferred income taxes	(8,048)	—	(225)	—	(8,273)
Non-cash interest expense on debt	670	—	—	—	670
Stock-based compensation	616	—	—	—	616
Amortization of debt issuance costs	1,827	—	—	—	1,827
Gain on sale of equipment	(121)	(25)	(107)	—	(253)
Gain on involuntary conversion	—	(308)	—	—	(308)
Changes in operating assets and liabilities
Accounts receivable	(9,978)	15,344	(6,912)	21	(1,525)
Prepaid expenses and other current assets	(6,182)	(430)	(295)	—	(6,907)
Income tax receivable	41	(3)	911	—	949
Aircraft support parts, net	(12,959)	(189)	(490)	—	(13,638)
Other non-current assets	1,319	2,681	232	—	4,232
Accounts payable	(499)	(5,294)	(368)	—	(6,161)
Accrued and other current liabilities	4,682	(10,342)	1,610	—	(4,050)
Income tax payable	31	—	1,179	—	1,210
Other long-term liabilities	192	—	—	—	192
Net cash provided by (used in) operating activities	(15,803)	25,081	(10)	(63)	9,205
Cash flows from investing activities:
Restricted cash	7	365	1,969	—	2,341
Proceeds from sale-leaseback of aircraft	24,660	—	—	—	24,660
Dividends paid to non-controlling interest	—	—	(136)	63	(73)
Purchases of aircraft and property, plant and equipment	(26,918)	(25,373)	(416)	—	(52,707)
Net cash provided by (used in) investing activities	(2,251)	(25,008)	1,417	63	(25,779)
Cash flows from financing activities:
Proceeds from shareholders, net	414	—	—	—	414
Shares withheld for payment of taxes	(166)	—	—	—	(166)
Repayments of credit facilities	(148,839)	—	—	—	(148,839)
Borrowings from credit facilities	166,993	—	—	—	166,993
Debt issuance costs	(339)	—	—	—	(339)
Net cash provided by financing activities	18,063	—	—	—	18,063
Effect of foreign currency exchange rates on cash and cash equivalents	(559)	—	(252)	—	(811)
Net increase (decrease) in cash and cash equivalents	(550)	73	1,155	—	678
Cash and cash equivalents at beginning of period	576	(12)	1,317	—	1,881
Cash and cash equivalents at end of period	$26	$61	$2,472	$—	$2,559

	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,722)	$12,769	$1,026	$(376)	$11,697
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,315	4,926	198	—	25,439
Deferred income taxes	5,318	(707)	54	—	4,665
Non-cash interest expense on debt	1,776	—	—	—	1,776
Non-cash interest expense on tax contingencies	30	841	—	—	871
Stock-based compensation	665	—	—	—	665
Write-off of debt issuance costs related to the early extinguishment of debt	215	—	—	—	215
Non-cash interest income on loans	(99)	—	—	—	(99)
Loss (gain) on sale of equipment	(25)	(23)	7	—	(41)
Amortization of debt issuance costs	1,386	—	—	—	1,386
Changes in operating assets and liabilities:
Accounts receivable	(13,285)	(13,746)	537	12	(26,482)
Prepaid expenses and other current assets	(1,086)	(388)	(544)	—	(2,018)
Income tax receivable, net	(1,122)	—	561	—	(561)
Aircraft support parts, net	(11,814)	(11,424)	—	45	(23,193)
Other non-current assets	(457)	(3,846)	—	—	(4,303)
Accounts payable	2,655	(23,203)	(192)	—	(20,740)
Accrued and other current liabilities	(37,991)	46,836	(3,105)	(3,000)	2,740
Income tax payable	—	1	1,255	—	1,256
Other long-term liabilities	13	883	—	—	896
Net cash provided by (used in) operating activities	(35,228)	12,919	(203)	(3,319)	(25,831)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(234,868)	—	—	3,000	(231,868)
Purchases of aircraft and property, plant and equipment	(20,314)	(12,228)	176	—	(32,366)
Restricted cash	995	—	(53)	—	942
Purchase of intangible assets	(2,200)	—	—	—	(2,200)
Dividends paid to noncontrolling interest	—	—	(660)	319	(341)
Decrease (increase) in other assets	—	—	(35)	—	(35)
Net cash provided by (used in) investing activities	(256,387)	(12,228)	(572)	3,319	(265,868)
Cash flows from financing activities:
Repayments of subordinated notes	(27,572)	—	—	—	(27,572)
Repayments of credit facilities	(214,799)	—	—	—	(214,799)
Borrowings from credit facilities	197,387	—	—	—	197,387
Borrowing of notes	400,000	—	—	—	400,000
Repayment of notes	(45,000)	—	—	—	(45,000)
Debt issuance costs	(14,667)	—	—	—	(14,667)
Shares withheld for payment of taxes	(697)	—	—	—	(697)
Net cash provided by financing activities	294,652	—	—	—	294,652
Effect of foreign currency exchange rates on cash and cash equivalents	556	—	325	—	881
Net increase (decrease) in cash and cash equivalents	3,593	691	(450)	—	3,834
Cash and cash equivalents at beginning of period	41	—	1,427	—	1,468
Cash and cash equivalents at end of period	$3,634	$691	$977	$—	$5,302

Note 12. Income Taxes

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Effective tax rate	41.0%	38.8%	28.2%	37.5%
Discrete items expense (benefit)	$58	$(154)	$(7,700)	$(422)
Effective tax rate without discrete items	40.8%	39.4%	44.4%	39.7%
The Company’s effective rate for the three months ended September 30, 2014 and 2013 differs from the statutory rate primarily due to recurring items such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions. It is also affected by discrete items that may occur in any given period. The discrete items for the nine months ended September 30, 2014 and 2013 related primarily to $21.3 million of goodwill impairment and to insignificant state rate adjustments, respectively.

In accounting for income taxes, the Company recognizes deferred tax assets if realization of such assets is more likely than not. The Company believes, based on factors including, but not limited to, the ability to generate future taxable income from reversing taxable temporary differences and forecasts of financial and taxable income or loss by jurisdiction, that as of September 30, 2014 it is more likely than not that the Company will realize all of its deferred tax assets, including its net operating loss carry forwards and tax credits, with the exception of those related to Malaysia where the Company has recorded a full valuation allowance against its net operating loss carryforwards. The Company’s utilization of net operating loss carryforwards and credit may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Section 382.

As of September 30, 2014, there have been no material changes to the Company’s uncertain tax position as provided at December 31, 2013. The Company’s unrecognized tax benefits and related interest and penalties during the three months ended September 30, 2014 increased by $0.2 million due to the uncertain tax positions associated with certain tax matters in Greece. The ending balance for the unrecognized tax benefits was approximately $7.8 million at September 30, 2014 and included penalties of approximately $2.1 million and the related interest was immaterial. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in other income (expense).

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

The Greek tax authorities are currently conducting a permanent establishment examination of the Company for the fiscal years 2010 and 2011. All material uncertain tax positions associated with the examination have been taken into account in the ending balance of the unrecognized tax benefits at September 30, 2014.

The Malaysian tax authorities have completed their information gathering phase of their examination into the 2008 through 2011 tax return years and have proposed adjustments related to withholding tax liabilities. Management does not believe that the final outcome of this audit will result in any material adjustments.

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

•
Timber Harvesting Contracts. The Company generally operates on either an hourly rate structure or a per cubic meter of high grade timber delivered basis. The Company serves a variety of customers, primarily in North America.

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

In the Company’s Central Point, Oregon facility it has the capability to remanufacture Aircranes on existing S-64 and CH-54 airframes for either resale or to induct into the Company’s fleet, and this remains a core business competency. Customers who identify a year-round or otherwise critical application for an Aircrane may find it advantageous to own an Aircrane rather than leasing the Company’s fleet services. The Company has sold ten Aircranes since 2002, including a sale-leaseback transaction executed in the second quarter of 2014, and subsequently re-purchased one of these Aircranes in 2012. While the Company continues to pursue Aircranes sales and will make sales strategically when opportunities arise, it does not rely on Aircrane sales as an essential part of its business planning.

The following table sets forth information about the Company’s operations by its two reportable segments. Amounts identified as ‘‘Corporate’’ are assets or expenses that are not directly attributable to a specific segment:

Revenue by Reportable Segment (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net revenues:
Government	$85,355	$92,908	$195,587	$154,370
Commercial	32,983	27,318	77,820	71,386
Total net revenues	$118,338	$120,226	$273,407	$225,756

Gross Profit by Reportable Segment (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Gross Profit:
Government	$57,828	$63,272	$127,206	$102,603
Commercial	21,406	14,804	44,498	39,814
Non-allocated costs(1)	(31,256)	(31,891)	(101,717)	(69,469)
Total gross profit	$47,978	$46,185	$69,987	$72,948

(1)
Non-allocated costs include costs that are shared by both of the reporting segments but are not allocated to the operating segments for the use of the Chief Operating Decision Maker (CODM) and expenses that are not directly attributable to the operating segments.

Assets by Reportable Segment (in thousands):

	September 30, 2014	December 31, 2013
Assets:
Government	$269,994	$295,153
Commercial	25,154	21,070
Corporate(1)	51,649	51,756
Fixed assets(2)	383,272	359,326
Total assets	$730,069	$727,305

(1)	Corporate assets are comprised primarily of cash, prepaid and other current assets, and deferred tax assets

(2)
Fixed assets are comprised of the aircraft fleet and fleet support assets including aircraft, net, aircraft support parts, net, and property, plant, and equipment, net. Property, plant, and equipment, net are primarily used to support the aircraft fleet, with minimal amounts allocated to the corporate function

A reconciliation of the Company’s segment gross profit to operating income for the three and nine months ended September 30, 2014 and September 30, 2013 is as follows (in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Reconciliation to operating income:
Government gross profit	$57,828	$63,272	$127,206	$102,603
Commercial gross profit	21,406	14,804	44,498	39,814
Non-allocated costs of revenue(1)	(31,256)	(31,891)	(101,717)	(69,469)
Operating expenses, net(2)	(9,451)	(12,903)	(51,713)	(35,109)
Total operating income	$38,527	$33,282	$18,274	$37,839

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

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net revenues:
North America	$62,848	$63,941	$111,078	$105,801
Middle East	18,602	25,308	60,041	41,012
Europe	13,462	9,425	22,399	19,558
Asia	3,787	9,379	15,723	16,927
South America	16,067	4,632	34,616	15,670
Africa	3,572	7,541	18,444	12,185
Australia	—	—	11,106	14,603
Total net revenues	$118,338	$120,226	$273,407	$225,756

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

Legal Proceedings

Fortis Matter

A complaint was served on EHI on August 27, 2012, by the plaintiff, Fortis Lease Deutschland GmbH, in the Regional Court, 7th Chamber for Commercial Matters, Cologne, Germany. The plaintiff claims approximately €0.8 million ($1.0 million) in damages for the payment of VAT levied on the purchase price relating to EHI’s purchase of two helicopters from the plaintiff in 2011. The complaint lodged by plaintiff resulted in a default judgment against EHI issued on February 26, 2013. In a brief filed with the court on May 10, 2013, EHI objected to the default judgment, arguing that the sale of the two helicopters was tax exempt as they both were exported to a third country outside the European Union. In May 2014, Erickson paid €40,000 (approximately $55,000) in full and final settlement of this matter.

Arizona Environmental Matter

In August 2012, EHI received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the Site. There were no material developments with respect to this matter in 2013 or during the nine months period ended September 30, 2014. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

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

Note 15. Related Party Transactions

In addition to the stated items and transaction below, the Company reimbursed various entities affiliated with the ZM Funds and Quinn Morgan for expenses and other costs totaling zero during the three months ended September 30, 2014 and $0.5 million for the three months ended September 30, 2013. For the nine months ending September 30, 2014 and September 30, 2013, the Company reimbursed ZM Funds and Quinn Morgan for expenses and other costs totaling $0.2 million and $0.5 million respectively.
During the first quarter of 2014, the Company received $0.4 million, net from short-swing profit disgorgement remitted by the ZM Funds. This activity was classified on the consolidated balance sheet as of September 30, 2014 as an increase to additional paid-in capital and as a component of financing activity within the consolidated statement of cash flows for the nine months ended September 30, 2014.
During the nine months period ending September 30, 2014, the Company had incurred approximately $0.3 million in legal costs associated with stockholder lawsuit filed against the Company, the members of its board of directors, EAC Acquisition Corp., and the ZM Funds and certain of their affiliates. See Note 14 "Commitments and Contingencies" for further discussion.
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

Note 16. Derivative Instruments and Hedging Activities

The Company enters into foreign currency forward contracts as it is considered necessary. The purpose of these transactions is to reduce the impact of future currency fluctuations related to anticipated cash receipts from expected future revenue that is denominated in a currency other than U.S. dollars. The change in the valuation of the foreign currency forwards portfolio is recorded within unrecognized or recognized gain (loss) in the accompanying consolidated statements of comprehensive income (loss). Outstanding balances of foreign currency forward contracts in asset positions are included in prepaid expenses and other assets if maturing within one year, or other non-current assets if maturing beyond one year within the consolidated balance sheet. Outstanding balances of foreign currency forward contracts in liability positions are included in accrued and other current liabilities if maturing within one year, or other long-term liabilities if maturing beyond one year within the consolidated balance sheet.

The Company was not party to any foreign currency forward contracts as of September 30, 2014 or December 31, 2013.

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

At September 30, 2014, EuAC consolidated assets and liabilities were $4.3 million and $2.0 million, respectively. At December 31, 2013, EuAC consolidated VIE assets and liabilities were $5.5 million and $3.0 million, respectively. As of September 30, 2014 and December 31, 2013, $0.8 million and $0.9 million, respectively, of noncontrolling interest is reflected in stockholders’ equity in the accompanying consolidated balance sheets.

Note 18. Seasonality

The Company’s flight hours are substantially reduced in winter or monsoon seasons. The global deployment of the Company’s aircraft and crews helps to limit the effect of seasonality, but the Company’s operations tend to peak in June through October and to be at a low point in January through April.

Note 19. Earnings (Loss) Per Share
The Company calculates basic income (loss ) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic loss per share.
The following table shows the computation of income (loss) per share (net income (loss) in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net income (loss) attributable to common shareholders	$16,862	$14,525	$(7,841)	$11,356
Basic weighted average shares outstanding	13,802,212	11,562,465	13,797,093	10,356,507
Dilutive effect of stock-based awards	14,838	28,982	—	16,716
Dilutive effect of Series A Preferred Stock	—	2,222,067	—	748,827
Dilutive weighted average shares outstanding	13,817,050	13,813,514	13,797,093	11,122,050
Basic earnings (loss) per share	$1.22	$1.26	$(0.57)	$1.10
Diluted earnings (loss) per share	$1.22	$1.05	$(0.57)	$1.02
Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	10,496	—	11,777	—

Note 20. Stock-based Compensation
In 2012, the Company adopted a Long Term Incentive Plan and reserved for issuance 417,649 shares of its common stock. The goal of the plan is to align the interests of the Company’s eligible participants with the interests of its stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain and motivate key personnel upon whose judgment, initiative and effort the successful conduct of the Company’s business is largely dependent. There were 28,060 shares available for grant under the Long Term Incentive Plan as of September 30, 2014. Subsequent to September 30, 2014 there were 18,252 shares granted, bringing the total number of shares available for grant to 9,808. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit awards activity during the nine months ended September 30, 2014:

	Restricted Stock Award Units	Weighted-Average Grant Date Fair Value
Outstanding unvested at December 31, 2013	91,218	$11.75
Granted	15,500	21.53
Vested restricted stock units	(23,022)	7.62
Forfeited	(20,672)	12.74
Outstanding unvested at September 30, 2014	63,024	$15.32

During the three months ended September 30, 2014 and September 30, 2013, the Company granted zero restricted stock units. The Company recognized approximately $0.2 million and $0.3 million in stock-based compensation expense during the three months ended September 30, 2014 and September 30, 2013, respectively. During the nine months ended September 30, 2014 and September 30, 2013, the Company granted 15,500 and 12,414 restricted stock unit awards, respectively. The Company recognized approximately $0.6 million and $0.7 million in stock-based compensation expense during the nine months ended September 30, 2014 and September 30, 2013, respectively.

Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards as of September 30, 2014 is expected to be recognized over a weighted average period of 0.7 years, as follows (in thousands):

Unamortized Compensation Expense
2014	$236
2015	275
Thereafter	16
Total	$527

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our business and operations. The following discussion and analysis should be read together with the selected consolidated financial data and our consolidated financial statements and notes thereto set forth in this quarterly report on Form 10-Q. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. See “Forward-Looking Statements.”

This overview summarizes the MD&A, which includes the following sections:

•
Recent Developments — highlights from the third quarter of 2014 outlining some of the major events that happened during the quarter and how they affected our financial performance, as well as other recent developments.

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

•	Off-balance-sheet Arrangements — an overview of off-balance-sheet arrangements outstanding as of September 30, 2014.

•
Critical Accounting Policies and Estimates — critical accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

RECENT DEVELOPMENTS

•	In September 2014, we signed a five-year contract with the City of Los Angeles for the provision of aerial firefighting services.

•	In September 2014, we were awarded an option period extension with the United States Navy’s Military Sealift Command for the provision of aerial transport services for the Pacific Fleet.

•
In October 2014, the Company signed a two-year contract with Agip Oil Ecuador, a subsidiary of Eni SpA, under which it will provide one S-64 Aircrane and one Bell 214ST medium lift helicopter for use in oil exploration in Ecuador.

•	We experienced no aircraft accidents, maintained our SHARP certification, and maintained zero findings on all FAA certificates.

Financial Highlights – quarter ended September 30, 2014 compared to quarter ended September 30, 2013

Our revenue for the quarter ended September 30, 2014 was $118.3 million, or $1.9 million lower than for the quarter ended September 30, 2013. This 1.6% decrease was primarily driven by decreases in defense and security revenues and maintenance repair and overhaul revenues, partially offset by increases in construction revenues, including oil and gas, and firefighting revenues from our firefighting contracts in Turkey and North America. Operating income was $38.5 million, an increase of $5.2 million as compared to $33.3 million income in the same quarter of 2013. Net income attributable to Erickson for the quarter ended September 30, 2014 was $16.9 million, as compared to $14.5 million in 2013, an increase of $2.3 million. Third quarter adjusted EBITDA increased 4.8% to $50.0 million as compared to $47.7 million in the prior year period and third quarter adjusted EBITDAR increased 3.9% to $55.1 million as compared to $53.1 million. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EBITDAR to their most directly comparable GAAP financial measures.

Our heavy lift fleet utilization (calculated as the number of days on contract as a percentage of total available days) increased from 90% in the third quarter of 2013 to 93% in the third quarter of 2014. Our medium and light rotary wing fleet utilization decreased from 53% in the third quarter of 2013 to 50% for the third quarter of 2014. Our fixed-wing fleet utilization decreased from 62% in the third quarter of 2013 to 15% for the third quarter of 2014.

Aircraft Fleet

As of September 30, 2014, we operated a fleet of 88 Aircraft, 56 of which were providing aerial services for our customers during the quarter. Aircraft fleet size and utilization are major drivers of our revenues. Throughout the course of any year we may remove aircraft from service for maintenance or for sale, or add aircraft to the fleet through our own production or through a purchase or lease. Of the total aircraft in our fleet as of September 30, 2014, 20 were Aircranes, none of which are in the process of heavy maintenance. As of September 30, 2014 there was one aircraft being remanufactured with an expected completion date in the third quarter of 2015. As of September 30, 2014, a total of 69 aircraft were air-worthy and available to be on contract with customers.

The following table presents the changes in aircraft employed in our fleet as of September 30, 2014:

	Aircraft	Total Aircraft Employed
Aircraft in our fleet at December 31, 2013		90
Aircraft purchased	2
Aircraft returned to lessor	(2)
Aircraft sold	(2)
Aircraft in our fleet at September 30, 2014		88

OVERVIEW OF THE BUSINESS

We are a leading global provider of aviation services to a worldwide mix of Commercial and Government customers. We currently operate a diverse fleet of 88 rotary-wing and fixed-wing aircraft, including a fleet of 20 heavy-lift S-64 Aircranes. Our fleet supports a variety of Government and Commercial customers, across a broad range of aerial services, including critical supply and logistics for deployed military forces, humanitarian relief, firefighting, timber harvesting, infrastructure construction, and crewing. We also maintain a vertically-integrated manufacturing capability for the Aircrane, related components, and other aftermarket support and maintenance, repair, and overhaul services for the Aircrane and other aircraft. We typically lease our aircraft to customers for specific missions, with customers generally paying for the aircraft, maintenance, and crewing services, and in some cases, fuel expense. Within our fleet we have 20 Aircranes, versatile and powerful heavy-lift helicopters that we manufacture in-house. The Aircrane has two models, the S-64E and the S-64F, and our fleet of 20 contains 13 and 7 of each model respectively, making us the largest operator of Aircranes in the world. The Aircrane has a lift capacity of up to 25,000 pounds and is the only commercial aircraft built specifically as a flying crane, without a fuselage for internal loads. It is also unique in that it is the only commercial heavy-lift helicopter with a rear load-facing cockpit, combining an unobstructed view and complete aircraft control for precision lift and load placement capabilities.

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

Operations and Safety

•
A key operating measure used by management in evaluating each of our business segments is gross profit, which is calculated as revenues less cost of revenues. Our most significant costs of revenues are material (including raw materials and plant labor and overhead including related employee benefits, fuel, and labor). We closely monitor material costs and fuel costs measured on a per-flight-hour basis. We also measure the costs of crewing (our pilots and field mechanics) and related expenses such as travel and local contract-related expenses, and compare these metrics against budgeted and forecasted targets to measure performance. We target all contracts to have positive gross profit; however, due to the seasonality of our business, we often have unabsorbed costs in the first quarter and the fourth quarter which could lead to negative reported gross profit in these quarters. The additions of EHI and Air Amazonia significantly increase the diversity of the end markets we serve and we believe this addition reduces the seasonality of our business.

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

•
Defense and Security Contracts. We generally charge a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. We have both domestic and international contracts, but the majority of our defense and security related work is performed outside of the U.S.

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

•
Timber Harvesting Contracts. We generally operate on either an hourly rate structure or on a per cubic meter of high grade timber delivered basis. We serve a variety of private customers in North America.

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

Other Income (Expense), Net. Our other income (expense) consists primarily of the interest paid on outstanding indebtedness, realized/unrealized foreign exchange gains and losses, amortization of debt issuance costs, and interest and penalties related to tax contingencies, as well as certain other charges and income, such as gain and loss on the disposal of equipment, amortization and write-off of deferred financing fees, and insurance settlements. With regard to foreign exchange gains and losses, our operations in foreign countries are partially self-hedged, with the majority of our European, Canadian, Australian, and South American contracts having both revenues and expenses paid in the local currency; in addition, some of our contracts provide for rate adjustments based on changes in currency exchange rates. For currency exposure that is not self-hedged, we sometimes enter into forward contracts to reduce our currency risk.

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

The completion of the EHI acquisition provided us with an incremental fleet of 63 aircraft on the acquisition date, consisting of 50 medium and light lift helicopters as well as 13 fixed-wing aircraft. This diverse fleet serves a wide range of customers, including significant passenger transport and airlift services for the Department of Defense (‘‘DOD’’). EHI’s operations span the globe, including a presence in North America, the Middle East, Africa, and Asia.

Acquisition of Air Amazonia. On September 3, 2013, we acquired Air Amazonia, the aerial services business of HRT, based in Brazil, including a fleet of six rotor wing aircraft and ground facilities. This fleet serves oil and gas business in the Solimoes region of Brazil. In addition to the acquired fleet, we also have the right of first refusal on all helicopter services in the Solimoes region of Brazil from HRT as operator, as well as on all helicopter services in all of Brazil (including offshore) from HRT. Our original contract with HRT had expired effective September 2, 2014 and we are currently in the process of negotiating future business.

Effect of 2007 Acquisition. We were acquired on September 27, 2007, in which the buyers acquired 100% of our outstanding common stock for $93.1 million, which amount included direct acquisition costs of $3.4 million. The acquisition was accounted for as a purchase in accordance with the Financial Accounting Standard Board’s (‘‘FASB’’) ASC No. 805, Business Combinations. As a result, we allocated the purchase price to the assets acquired and the liabilities assumed at the date of the acquisition based on their estimated fair value as of the closing date. The difference between the aggregate purchase price and the estimated fair value of the assets acquired and liabilities assumed was approximately $553.7 million. Our management determined that the fair value of the various assets acquired and liabilities assumed was $646.8 million on the date of acquisition and that, based in part on a valuation provided by an independent third party as required by U.S. GAAP in connection with such determination, the fair value of the 18 Aircranes in our fleet on the date of acquisition was $317.7 million. The negative goodwill was used to reduce the value of Aircranes and support parts and other property, plant and equipment. As a result of this adjustment, the cost of revenues in each of the successor periods included in this Form 10-Q reflects the lower carrying value of our aircraft support parts that we have sold or used in our maintenance, repair, and overhaul operations. The aggregate effect of the purchase accounting adjustment with respect to our inventory was approximately $38.9 million from the date of acquisition through September 30, 2014. Based on our past experience and historical inventory usage patterns, we expect to largely realize the benefit of the approximately $4.3 million remaining fair value purchase accounting adjustment to aircraft support parts over the next one year as we sell and use our legacy inventory. Our legacy inventory consists of aircraft parts and components purchased over multiple years for which there is no liquid market; therefore, there is no guarantee that we will be able to purchase new inventory at the carrying values of our legacy inventory currently reflected on our balance sheet.

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

We expect to recognize revenue for our long-term construction contracts for aircraft builds in the future using the percentage of completion method, when all required criteria are met. Revenue on contracts using the percentage of completion method is based on estimates, including estimated labor hours. Because the percentage of completion method requires management estimates of aggregate contract costs, changes in estimates between periods could affect our anticipated earnings

We have expanded our aircraft sales business to include the sale of other types of aircraft to various customers through the addition of our Erickson Trade group. The Erickson Trade group will be focused on selling both aircraft and inventory held by the company as well as aircraft and inventory that will be acquired for sale. During the third quarter the Erickson Trade group completed sale of one aircraft. During the nine months period ended September 30, 2014, the Erickson Trade group completed sales of two aircraft.

Costs Associated with our Financing Arrangements. We are a highly leveraged company and, as a result, have significant debt service obligations. We are subject to financial covenants under our Revolving Credit Facility and 2020 Senior Notes. We were in compliance with our financial covenants at September 30, 2014 and December 31, 2013. Our ability to service our debt and comply with the financial covenants under our Revolving Credit Facility and 2020 Senior Notes is subject to various risks and uncertainties, and among other factors may be adversely affected by any of the following:

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

Greece Receivable. As of September 30, 2014, included within our other non-current assets balance was $5.6 million (€4.4 million) due from the Hellenic Fire Brigade for final payment of firefighting services performed in 2011. In 2012, the Greek taxing authorities asserted that we had a permanent establishment in Greece for 2011 and 2010, which would require us to file Greek tax returns and pay related taxes. The Hellenic Fire Brigade is withholding payment to us until a resolution is made regarding our permanent establishment status. No formal tax assessments have been made, and we are continuing to pursue various options to settle this dispute. As of September 30, 2014, we recorded an unrecognized tax benefit of $7.8 million for potential income taxes and penalties that may be due if we are determined to have a permanent establishment within Greece. Payment of tax in this foreign jurisdiction would result in a foreign tax credit in the United States, which we have included in our deferred assets. For the nine month period ended September 30, 2014 we recognized $0.5 million for potential penalties associated with the tax liability for Greece.

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

Fluctuations in our Mix of Services. We derive a majority of our total revenues from our Government segment, which is composed of revenues from firefighting, defense and security, and transport and other government-related activities. The margins we make on these activities vary substantially by contract and may vary from year to year, and the amount of our flight hours dedicated to these activities can also vary from year to year. The margins may also differ between the Government and Commercial segment of our business. For example, in the third quarter of 2014 we generated average revenues per flight hour for firefighting, timber harvesting, and infrastructure construction of $23,075, $6,265, and $21,039, respectively, compared to average revenues per flight hour for firefighting, timber harvesting, and infrastructure construction of $19,575, $6,964, and $14,804 in the third quarter of 2013. Our Government segment has also fluctuated compared to the prior year period as a result of the addition of EHI and its revenue earned associated with DOD contracts. Changes in the composition of our flight hours for any reason could impact our total revenues. Many of our contracts, particularly firefighting and defense and security contracts contain a daily standby fee as well as an hourly rate based on flight activity. Changes in the composition of daily standby fees relative to the number of hours flown could impact our total revenues. In addition, the acquisitions of EHI and Air Amazonia will continue to impact our mix of services and the regions in which we provide them.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table presents our consolidated operating results for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

(Dollars in thousands)	Three Months Ended September 30, 2014	% of Revenues	Three Months Ended September 30, 2013	% of Revenues	Change	% Change
Net revenues:
Government	$85,355	72.1	$92,908	77.3	$(7,553)	(8.1)
Commercial	32,983	27.9	27,318	22.7	5,665	20.7
Total Revenues	118,338	100.0	120,226	100.0	(1,888)	(1.6)
Cost of revenues:
Government(1)	27,527	32.3	29,636	31.9	(2,109)	(7.1)
Commercial(1)	11,577	35.1	12,514	45.8	(937)	(7.5)
Non-allocated	31,256	26.4	31,891	26.5	(635)	(2.0)
Total cost of revenues	70,360	59.5	74,041	61.6	(3,681)	(5.0)
Gross profit
Government(1)	57,828	67.7	63,272	68.1	(5,444)	(8.6)
Commercial(1)	21,406	64.9	14,804	54.2	6,602	44.6
Non-allocated	(31,256)	(26.4)	(31,891)	(26.5)	635	(2.0)
Total gross profit	47,978	40.5	46,185	38.4	1,793	3.9
Operating expenses:
General and administrative	6,608	5.6	10,107	8.4	(3,499)	(34.6)
Research and development	783	0.7	1,154	1.0	(371)	(32.1)
Selling and marketing	2,060	1.7	1,642	1.4	418	25.5
Total Operating expenses	9,451	8.0	12,903	10.7	(3,452)	(26.8)
Operating income	38,527	32.6	33,282	27.7	5,245	15.8
Other income (expense)
Interest expense, net	(9,002)	(7.6)	(8,665)	(7.2)	(337)	3.9
Other expense, net	(831)	(0.7)	(953)	(0.8)	122	(12.8)
Total other income (expense)	(9,833)	(8.3)	(9,618)	(8.0)	(215)	2.2
Net income before taxes and noncontrolling interest	28,694	24.2	23,664	19.7	5,030	21.3
Income tax expense	11,753	9.9	9,176	7.6	2,577	28.1
Net income	16,941	14.3	14,488	12.1	2,453	16.9
Less: Net (income) loss related to noncontrolling interest	(79)	(0.1)	37	—	(116)	(313.5)
Net income attributable to Erickson Incorporated	$16,862	14.2	$14,525	12.1	$2,337	16.1

(1)	Percentage of net revenues of segment.

(2)	We use the abbreviation ‘‘NM’’ throughout this Form 10-Q to refer to changes that are not meaningful.

Revenues

Consolidated revenues decreased by $1.9 million, or 1.6%, to $118.3 million in the third quarter of 2014 from $120.2 million in the third quarter of 2013. The decrease in revenues was attributable to a $7.6 million decrease in Government revenues offset by a $5.7 million increase in Commercial revenues compared to the third quarter of 2013.

(Dollars in thousands)	Three Months Ended September 30, 2014	% of Revenues	Three Months Ended September 30, 2013	% of Revenues	Change	% Change
Net revenues:
Government	$85,355	72.1	$92,908	77.3	$(7,553)	(8.1)
Commercial	32,983	27.9	27,318	22.7	5,665	20.7
Total revenues	$118,338	100.0	$120,226	100.0	$(1,888)	(1.6)
Government. Government revenues decreased by $7.6 million, or 8.1%, to $85.4 million in the third quarter of 2014 from $92.9 million in the third quarter of 2013. This decrease was primarily due to a decrease in defense and security revenues, partially offset by an increase in firefighting revenues.

Commercial. Commercial revenues increased $5.7 million, or 20.7%, to $33.0 million in the third quarter of 2014 from $27.3 million in the third quarter of 2013. This increase was primarily due to the contribution of Air Amazonia, partially offset by lower timber harvesting revenues in Canada and Malaysia and lower maintenance, repair, and overhaul revenues.
The following are our revenues and revenue flight hours by type of service for the three months ended September 30, 2014 and 2013:

(Dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Change	% Change
Government revenues:
Firefighting	$47,973	$43,025	$4,948	11.5
Defense and security	35,707	48,028	(12,321)	(25.7)
Transport and other government-related services	1,675	1,855	(180)	(9.7)
Total Government revenues	$85,355	$92,908	$(7,553)	(8.1)

(Dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Change	% Change
Commercial revenues:
Timber harvesting	$6,465	$9,416	$(2,951)	(31.3)
Infrastructure construction	22,932	10,807	12,125	112.2
Manufacturing / MRO	2,421	7,095	(4,674)	(65.9)
Aircraft sales	1,165	—	1,165	NM
Total Commercial revenues	$32,983	$27,318	$5,665	20.7

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Change	% Change
Government revenue flight hours:
Firefighting	2,079	2,198	(119)	(5.4)
Defense and security	2,855	5,382	(2,527)	(47.0)
Transport and other government-related services	71	137	(66)	(48.2)
Total Government flight hours	5,005	7,717	(2,712)	(35.1)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Change	% Change
Commercial revenue flight hours:
Timber harvesting	1,032	1,352	(320)	(23.7)
Infrastructure construction	1,090	730	360	49.3
Total Commercial flight hours	2,122	2,082	40	1.9

Government Revenues

•
Firefighting revenues increased $4.9 million, or 11.5%, to $48.0 million for the third quarter of 2014 from $43.0 million in the third quarter in 2013. This increase was primarily due to an increase in revenues generated from our contract in Turkey that was not in place in 2013 and an increase in firefighting activity in North America, partially offset by a decrease in firefighting activity in Greece. Firefighting flight hours remained relatively flat versus the third quarter of 2013, primarily as a result of the same factors discussed above.

•
Defense and security revenues decreased $12.3 million, or 25.7% to $35.7 million for the third quarter of 2014 from $48.0 million in 2013 due to softness in the DOD market. Approximately $7.7 million of the decrease related to de-scoping of DOD activity in Afghanistan and the loss of contract renewals in Central Africa. Defense and security flight hours decreased by 2,527 hours or 47.0%.

•
Transport and other government-related activities revenues decreased slightly $0.2 million, or 9.7%, to $1.7 million for the third quarter of 2014 from $1.9 million in the third quarter of 2013. The decrease was primarily due to the decrease in services being performed for the U.S. Postal Service in Alaska as compared to the third quarter of 2013.

Commercial Revenues

•
Timber harvesting revenues decreased $3.0 million, or 31.3%, to $6.5 million in the third quarter of 2014 from $9.4 million in the third quarter of 2013. The decrease in revenues was primarily due to decreased revenues in Malaysia of $2.2 million where we have ended our Aircrane logging operation. North America logging contributed to the remaining $0.8 million of the decrease. Timber harvesting flight hours decreased 320 hours to 1,032 in the third quarter of 2014 from 1,352 in the third quarter of 2013. The decrease in flight hours was primarily due to decreased flight hours in Malaysia of 261 hours.

•
Infrastructure construction including oil and gas revenues increased $12.1 million, or 112.2%, to $22.9 million in the third quarter of 2014 from $10.8 million in the third quarter of 2013. The increase in revenues was primarily due to an increase of $11.4 million in South American oil and gas infrastructure construction primarily driven by our acquisition of Air Amazonia, coupled with an increase in North American infrastructure construction of $0.7 million. Infrastructure construction flight hours increased 360 hours to 1,090 in the third quarter of 2014 from 730 in the third quarter of 2013. The increase in flight hours was primarily due to increased flight hours in North America of 209 hours coupled with increased flight hours in South America of 151.

•
Manufacturing / MRO revenues decreased $4.7 million, or 65.9%, to $2.4 million in the third quarter of 2014 from $7.1 million in the third quarter of 2013. In the third quarter of 2013 we completed a sale of intellectual property associated with our composite main rotor blade program, which contributed $4.0 million of the MRO sales during that period.

•
Aircraft sales revenue increased to $1.2 million in the third quarter of 2014 from zero in the third quarter of 2013. This increase was due to the addition of the Erickson Trade group which is focusing on selling aircraft and brokering aircraft sales.

Cost of Revenues

Consolidated cost of revenues decreased by $3.7 million, or 5.0%, to $70.4 million for the third quarter of 2014 from $74.0 million for the third quarter of 2013. The decrease was attributable to a decrease of $2.1 million in Government costs, a decrease of $0.9 million in Commercial costs, and a decrease in non-allocated costs of $0.6 million compared to the same quarter in 2013.

(Dollars in thousands)	Three Months Ended September 30, 2014	% of Revenues	Three Months Ended September 30, 2013	% of Revenues	Change	% Change
Cost of revenues:
Government(1)	$27,527	32.3	$29,636	31.9	$(2,109)	(7.1)
Commercial(1)	11,577	35.1	12,514	45.8	(937)	(7.5)
Non-allocated	31,256	26.4	31,891	26.5	(635)	(2.0)
Total cost of revenues	$70,360	59.5	$74,041	61.6	$(3,681)	(5.0)

(1)	Percent of net revenues of applicable segment

Government Cost of Revenues

Costs of revenues for our Government segment are primarily comprised of venue costs associated with firefighting, defense and security, and transport and other government-related activities. For the third quarter of 2014, these costs were $27.5 million, or 32.3% of revenues for the segment, as compared to $29.6 million, or 31.9% of net revenues for the segment for the third quarter of 2013. The decrease of $2.1 million was primarily due to decreased costs in defense and security work associated with lower revenues coupled with decreased costs associated with firefighting in North America, partially offset by increased costs in Turkey. Cost of revenues as a percentage of revenues increased by 40 basis points primarily due to margin pressure on our defense and security projects, partially offset by improved margins on firefighting.

Commercial Cost of Revenues

Costs of revenues for our Commercial segment are primarily comprised of venue costs associated with timber harvesting, infrastructure construction, and MRO / Manufacturing. For the third quarter of 2014, these costs were $11.6 million, or 35.1% of revenues for the segment, as compared to $12.5 million, or 45.8% of net revenues for the segment for the third quarter of 2013. The decrease of $0.9 million was primarily due to decreased costs associated with timber harvesting in Malaysia, coupled with decreased costs for maintenance, repair and overhaul, partially offset by increased costs related to new South American oil and gas projects, coupled with additional costs associated with aircraft sales for the Erickson Trade group. Costs of revenues as a percentage of revenues decreased by 1,070 basis points to 35.1% from 45.8%, primarily due to the $5.7 million contractual revenue true-up received from our Brazilian customer in the third quarter of 2014, which had minimal costs associated with it.

Non-allocated Cost of Revenues

Non-allocated costs of revenues are primarily comprised of costs that are mostly fixed in nature and are shared costs between the segments. These costs are primarily salaries and benefit costs of our pilots and field mechanics, depreciation and amortization costs related to the aircraft, aircraft lease costs, insurance costs and other similar costs. For the third quarter of 2014, these costs were $31.3 million, or 26.4% of net revenues, as compared to $31.9 million, or 26.5% of net revenues for the third quarter of 2013. The decrease of $0.6 million was primarily driven by lower insurance costs compared to the same period a year ago, partially offset by a lower benefit from negative goodwill amortization arising from 2007 purchase price accounting. Non-allocated cost of revenues as a percentage of revenues decreased by 10 basis points to 26.4% from 26.5%.

Gross Profit

Consolidated gross profit increased by $1.8 million, or 3.9%, to $48.0 million in the third quarter of 2014 from $46.2 million in the third quarter of 2013. A combination of an increase in Commercial gross profit of $6.6 million and a decrease in non-allocated costs of $0.6 million offset a $5.4 million decrease in Government gross profit.

(Dollars in thousands)	Three Months Ended September 30, 2014	% of Revenues	Three Months Ended September 30, 2013	% of Revenues	Change	% Change
Gross profit:
Government(1)	$57,828	67.7	$63,272	68.1	$(5,444)	(8.6)
Commercial(1)	21,406	64.9	14,804	54.2	6,602	44.6
Non-allocated	(31,256)	(26.4)	(31,891)	(26.5)	635	(2.0)
Total gross profit	$47,978	40.5	$46,185	38.4	$1,793	3.9

(1)	Percentage of net revenues of applicable segment

Government. Primarily as a result of the factors discussed above, Government gross profit decreased by $5.4 million, or 8.6%, to $57.8 million in the third quarter of 2014 from $63.3 million in the third quarter of 2013. Gross profit margin was 67.7% in the third quarter of 2014 compared to 68.1% in the third quarter of 2013.

Commercial. Primarily as a result of the factors discussed above, Commercial gross profit increased by $6.6 million, or 44.6%, to $21.4 million in the third quarter of 2014 from $14.8 million in the third quarter of 2013. Gross profit margin was 64.9% in the third quarter of 2014 compared to 54.2% in the third quarter of 2013.

Non-allocated. Primarily as a result of the factors discussed above, non-allocated costs were $31.3 million in the third quarter of 2014 compared to $31.9 million in the third quarter of 2013.

Operating Expenses

(Dollars in thousands)	Three Months Ended September 30, 2014	% of Revenues	Three Months Ended September 30, 2013	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$6,608	5.6	$10,107	8.4	$(3,499)	(34.6)
Research and development	783	0.7	1,154	1.0	(371)	(32.1)
Selling and marketing	2,060	1.7	1,642	1.4	418	25.5
Total operating expenses	9,451	8.0	12,903	10.7	(3,452)	(26.8)
Operating income	$38,527	32.6	$33,282	27.7	$5,245	15.8
Operating expenses decreased by $3.5 million, or 26.8%, to $9.5 million in the third quarter of 2014 from $12.9 million in the third quarter of 2013. The decrease was primarily due a decrease in general and administrative costs resulting from lower acquisition and integration costs associated with EHI and Air Amazonia. Selling and marketing costs increased $0.4 million primarily due to one-time costs associated with restructuring within our sales and marketing functions. Research and development costs decreased to $0.8 million in the third quarter of 2014 from $1.2 million in the third quarter of 2013, primarily due to the shift in timing of expenditures on major programs as compared to the prior year’s third quarter.

Other Income (Expense)

(Dollars in thousands)	Three Months Ended September 30, 2014	% of Revenues	Three Months Ended September 30, 2013	% of Revenues	Change	% Change
Other income (expense)
Interest expense, net	$(9,002)	(7.6)	$(8,665)	(7.2)	$(337)	3.9
Other expense, net	(831)	(0.7)	(953)	(0.8)	122	(12.8)
Total other expense	$(9,833)	(8.3)	$(9,618)	(8.0)	$(215)	2.2
Total other expense, net increased by $0.2 million to $9.8 million of net expense in the third quarter of 2014 from $9.6 million of net expense in the third quarter of 2013. Interest expense, net increased by $0.3 million to $9.0 million in the third quarter of 2014, from $8.7 million in the third quarter of 2013, primarily due to an increase in our average outstanding borrowings. Other expense, net decreased by $0.1 million to $0.8 million in other expense in the third quarter of 2014 from $1.0 million in other expense in the third quarter of 2013 due to the factors described below.

(Dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$(518)	$159	$(677)
Realized foreign exchange gain (loss)	93	(68)	161
Amortization of debt issuance costs	(613)	(599)	(14)
Interest expense related to tax contingencies	—	(560)	560
Gain on involuntary conversion	308	—	308
Gain on disposal of equipment	62	20	42
Other income (expense), net	(163)	95	(258)
Total other expense, net	$(831)	$(953)	$122
Other income (expense), net decreased by $0.1 million to $0.8 million of other expense in the third quarter of 2014 from $1.0 million of other expense in the third quarter of 2013. The decrease in net expense was primarily due to interest expense related to tax contingencies of $0.6 million realized in the third quarter of 2013 and a gain on involuntary conversion of $0.3 million in the current quarter, offset by increase in unrealized foreign exchange loss of $0.7 million due to Euro exchange rate fluctuations during the period.

Income Tax Benefit

(Dollars in thousands)	Three Months Ended September 30, 2014	% of Revenues	Three Months Ended September 30, 2013	% of Revenues	Change	% Change
Net income before income taxes and noncontrolling interest	$28,694	24.2	$23,664	19.7	$5,030	21.3
Income tax expense	11,753	9.9	9,176	7.6	2,577	28.1
Net income	$16,941	14.3	$14,488	12.1	$2,453	16.9
Income tax expense increased by $2.6 million to $11.8 million in the third quarter of 2014, as compared to $9.2 million in the third quarter of 2013, primarily due to higher net income in the current period compared to the year ago period. For the quarter ended September 30, 2014 the effective tax rate before discrete items was 40.8% as compared to 39.4% for the quarter ended September 30, 2013 due to recurring items such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions.

Net Loss Attributable to Erickson Incorporated

(Dollars in thousands)	Three Months Ended September 30, 2014	% of Revenues	Three Months Ended September 30, 2013	% of Revenues	Change	% Change
Net income	$16,941	14.3	$14,488	12.1	$2,453	16.9
Less: Net (income) loss related to noncontrolling interest	(79)	(0.1)	37	$—	(116)	(313.5)
Net income attributable to Erickson Incorporated and common stockholders	$16,862	14.2	$14,525	12.1	$2,337	16.1
Net income attributable to Erickson increased by $2.3 million to $16.9 million in the third quarter of 2014 from $14.5 million in the third quarter of 2013, primarily due to the changes in revenues, expenses, and taxes discussed above. As there were no dividends on our Series A Redeemable Preferred Stock during the third quarters of 2014 or 2013, net income attributable to common stockholders was also $16.9 million for the third quarter of 2014 and $14.5 million for the third quarter of 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table presents our consolidated operating results for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

(Dollars in thousands)	Nine Months Ended September 30, 2014	% of Revenues	Nine Months Ended September 30, 2013	% of Revenues	Change	% Change
Net revenues:
Government	$195,587	71.5	$154,370	68.4	$41,217	26.7
Commercial	77,820	28.5	71,386	31.6	6,434	9.0
Total Revenues	273,407	100.0	225,756	100.0	47,651	21.1
Cost of revenues:
Government(1)	68,381	35.0	51,767	33.5	16,614	32.1
Commercial(1)	33,322	42.8	31,572	44.2	1,750	5.5
Non-allocated	101,717	37.2	69,469	30.8	32,248	46.4
Total cost of revenues	203,420	74.4	152,808	67.7	50,612	33.1
Gross profit
Government(1)	127,206	65.0	102,603	66.5	24,603	24.0
Commercial(1)	44,498	57.2	39,814	55.8	4,684	11.8
Non-allocated	(101,717)	(37.2)	(69,469)	(30.8)	(32,248)	46.4
Total gross profit	69,987	25.6	72,948	32.3	(2,961)	(4.1)
Operating expenses:
General and administrative	20,399	7.5	26,486	11.7	(6,087)	(23.0)
Research and development	2,839	1.0	3,116	1.4	(277)	(8.9)
Selling and marketing	7,203	2.6	5,507	2.4	1,696	30.8
Impairment of goodwill	21,272	7.8	—	—	21,272	NM
Total Operating expenses	51,713	18.9	35,109	15.6	16,604	47.3
Operating income (loss)	18,274	6.7	37,839	16.8	(19,565)	(51.7)
Other income (expense)
Interest income (expense), net	(26,866)	(9.8)	(16,516)	(7.3)	(10,350)	62.7
Loss on early extinguishment of debt	—	—	(215)	(0.1)	215	(100.0)
Other income (expense), net	(2,193)	(0.8)	(2,402)	(1.1)	209	(8.7)
Total other income (expense)	(29,059)	(10.6)	(19,133)	(8.5)	(9,926)	51.9
Net income (loss) before taxes and noncontrolling interest	(10,785)	(3.9)	18,706	8.3	(29,491)	(157.7)
Income tax expense (benefit)	(3,039)	(1.1)	7,009	3.1	(10,048)	(143.4)
Net income (loss)	(7,746)	(2.8)	11,697	5.2	(19,443)	(166.2)
Less: Net (income) loss related to noncontrolling interest	(95)	—	(341)	(0.2)	246	(72.1)
Net income (loss) attributable to Erickson Incorporated	$(7,841)	(2.9)	$11,356	5.0	$(19,197)	(169.0)

(1)	Percentage of net revenues of segment.

(2)	We use the abbreviation ‘‘NM’’ throughout this Form 10-Q to refer to changes that are not meaningful.

Revenues

Consolidated revenues increased by $47.7 million, or 21.1%, to $273.4 million in the nine months ended September 30, 2014 from $225.8 million in the nine months ended September 30, 2013. The increase in revenues was attributable to a $41.2 million increase in Government revenues and a $6.4 million increase in Commercial revenues compared to the nine months ended September 30, 2013.

(Dollars in thousands)	Nine Months Ended September 30, 2014	% of Revenues	Nine Months Ended September 30, 2013	% of Revenues	Change	% Change
Net revenues:
Government	$195,587	71.5	$154,370	68.4	$41,217	26.7
Commercial	77,820	28.5	71,386	31.6	6,434	9.0
Total revenues	$273,407	100.0	$225,756	100.0	$47,651	21.1
Government. Government revenues increased by $41.2 million, or 26.7%, to $195.6 million in the nine months ended September 30, 2014 from $154.4 million in the nine months ended September 30, 2013. This increase was primarily due to the acquisition of EHI during the second quarter of 2013, coupled with higher firefighting revenues primarily due to our firefighting contract in Turkey, partially offset by a decrease in transport and other government-related services, due to lower revenues associated with our Italian CPH and crewing customer.
Commercial. Commercial revenues increased $6.4 million, or 9.0%, to $77.8 million in the nine months ended September 30, 2014 from $71.4 million in the nine months ended September 30, 2013. This increase was primarily due to the increase in infrastructure construction in South America primarily due to the acquisition of Air Amazonia during the third quarter of 2013 and other key South American contracts beginning in 2014, partially offset by lower timber harvesting in Canada and Malaysia, as well as lower infrastructure construction in North America.
The following are our revenues and revenue flight hours by type of service for the nine months ended September 30, 2014 and 2013:

(Dollars in thousands)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Change	% Change
Government revenues:
Firefighting	$72,254	$68,442	$3,812	5.6
Defense and security	118,177	76,794	41,383	53.9
Transport and other government-related services	5,156	9,134	(3,978)	(43.6)
Total Government revenues	$195,587	$154,370	$41,217	26.7

(Dollars in thousands)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Change	% Change
Commercial revenues:
Timber harvesting	$18,623	$26,916	$(8,293)	(30.8)
Infrastructure construction	49,498	34,342	15,156	44.1
Manufacturing / MRO	7,454	10,128	(2,674)	(26.4)
Aircraft sales	2,245	—	2,245	NM
Total Commercial revenues	$77,820	$71,386	$6,434	9.0

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Change	% Change
Government revenue flight hours:
Firefighting	2,914	3,249	(335)	(10.3)
Defense and security	10,492	8,598	1,894	22.0
Transport and other government-related services	244	452	(208)	(46.0)
Total Government flight hours	13,650	12,299	1,351	11.0

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Change	% Change
Commercial revenue flight hours:
Timber harvesting	3,030	3,824	(794)	(20.8)
Infrastructure construction	2,437	2,294	143	6.2
Total Commercial flight hours	5,467	6,118	(651)	(10.6)

Government Revenues

•
Firefighting revenues increased $3.8 million, or 5.6%, to $72.3 million for the nine months ended September 30, 2014 from $68.4 million in the nine months ended September 30, 2013. This increase was primarily due to revenues generated from our contract in Turkey which was not in place in 2013, partially offset by a decrease in firefighting activity in Australia, North America, and Greece. Firefighting flight hours decreased to 2,914 from 3,249 in the nine months ended September 30, 2013, primarily due to lower flight hours in North America of 344 hours, Australia of 112 hours, and Greece of 91 hours, partially offset by 404 flight hours in Turkey.

•
Defense and security revenues increased to $118.2 million for the nine months ended September 30, 2014 from $76.8 million in 2013 due to nine months of results from EHI in 2014 versus five months of results in 2013.

•
Transport and other government-related activities revenues decreased $4.0 million, or 43.6%, to $5.2 million for the nine months ended September 30, 2014 from $9.1 million in the nine months ended September 30, 2013. The decrease was primarily due to the decrease in services being performed for our largest Italian customer as compared to the first nine months of 2013.

Commercial Revenues

•
Timber harvesting revenues decreased $8.3 million, or 30.8%, to $18.6 million in the nine months ended September 30, 2014 from $26.9 million in the nine months ended September 30, 2013. The decrease in revenues was primarily due to decreased revenues in Malaysia, where we ended our Aircrane logging operations in the second quarter of 2014, coupled with decreased revenues in Canada due to weather and a lack of customer demand for a third Aircrane as compared to the nine months ended September 30, 2013. Timber harvesting flight hours decreased 794 hours to 3,030 in the nine months ended September 30, 2014 from 3,824 in the nine months ended September 30, 2013. The decrease in flight hours were primarily due to decreased flight hours in Malaysia of 504, coupled with a decrease in Canada of 224.

•
Infrastructure construction revenues increased $15.2 million, or 44.1%, to $49.5 million in the nine months ended September 30, 2014 from $34.3 million in the nine months ended September 30, 2013. The increase in revenues was primarily due to increased revenues in South American oil and gas infrastructure construction primarily driven by our acquisition of Air Amazonia and other key South American contracts beginning in 2014, partially offset by a decrease in North American infrastructure construction of $2.5 million driven by weather and project delays. Infrastructure construction flight hours increased 143 hours to 2,437 in the nine months ended September 30, 2014 from 2,294 in the nine months ended September 30, 2013. The increase in flight hours was primarily due to increased flight hours in North America of 485, partially offset by decreased flight hours in South America of 264 hours.

•
Manufacturing / MRO revenues decreased $2.7 million, or 26.4%, to $7.5 million in the nine months ended September 30, 2014 from $10.1 million in the nine months ended September 30, 2013. The decrease was primarily due to a sale of intellectual property associated with our composite main rotor blade program, which contributed to approximately $4.0 million of MRO sales in the third quarter of 2013.

•	Aircraft sales revenue increased to $2.2 million in the nine months ended September 30, 2014 from zero in the same period 2013, due to the two aircraft sales completed by our Trade group in 2014.

Cost of Revenues

Consolidated cost of revenues increased by $50.6 million, or 33.1%, to $203.4 million for the nine months ended September 30, 2014 from $152.8 million for the nine months ended September 30, 2013. The increase was attributable to an increase in non-allocated costs of $32.2 million, an increase of $16.6 million in Government costs and an increase of $1.8 million in Commercial costs for the nine months ended September 30, 2014 compared to the same period of 2013.

(Dollars in thousands)	Nine Months Ended September 30, 2014	% of Revenues	Nine Months Ended September 30, 2013	% of Revenues	Change	% Change
Cost of revenues:
Government(1)	$68,381	35.0	$51,767	33.5	$16,614	32.1
Commercial(1)	33,322	42.8	31,572	44.2	1,750	5.5
Non-allocated	101,717	37.2	69,469	30.8	32,248	46.4
Total cost of revenues	$203,420	74.4	$152,808	67.7	$50,612	33.1

(1)	Percent of net revenues of applicable segment

Government Cost of Revenues

Costs of revenues for our Government segment are primarily comprised of venue costs associated with firefighting, defense and security, and transport and other government-related activities. For the nine months ended September 30, 2014, these costs were $68.4 million, or 35.0% of revenues for the segment, as compared to $51.8 million, or 33.5% of net revenues for the segment for the nine months ended September 30, 2013. The increase of $16.6 million was primarily due to the addition of the defense and security work associated with the acquisition of EHI, partially offset by decreased costs associated with firefighting. For the nine months ended September 30, 2014, cost of revenues were 35.0% of revenues for the segment compared to 33.5% for the nine months ended September 30, 2013 primarily due to the addition of EHI partially offset by decrease in firefighting cost of revenues.

Commercial Cost of Revenues

Costs of revenues for our Commercial segment are primarily comprised of venue costs associated with timber harvesting, infrastructure construction, and MRO / Manufacturing. For the nine months ended September 30, 2014, these costs were $33.3 million, or 42.8% of revenues for the segment, as compared to $31.6 million, or 44.2% of net revenues for the segment for the nine months ended September 30, 2013. The increase was primarily due to higher fixed venue costs in infrastructure construction primarily due to the acquisition of Air Amazonia and delayed starts for several key projects, coupled with additional costs associated with aircraft sales for the Erickson Trade group. For the nine months ended September 30, 2014, cost of revenues were 42.8% compared to 44.2% for the nine months ended September 30, 2013, or a 140 basis points decrease, primarily due to the $5.7 million contractual revenue true-up received from our Brazilian customer in the third quarter of 2014, which had minimal costs associated with it, offset by higher costs in our construction business due to higher costs in North America and start up costs in South America coupled with fixed costs in Malaysia.

Non-allocated Cost of Revenues
Non-allocated costs of revenues are primarily comprised of costs that are mostly fixed in nature and are shared costs between the segments. These costs are primarily salaries and benefit costs of our pilots and field mechanics, depreciation and amortization costs related to the aircraft, aircraft lease costs, insurance costs and other similar costs. For the nine months ended September 30, 2014, these costs were $101.7 million, or 37.2% of net revenues, as compared to $69.5 million, or 30.8% of net revenues for the nine months ended September 30, 2013. The increase of $32.2 million was primarily driven by the increased costs associated with operating the EHI and Air Amazonia fleets for a full nine months in 2014 as compared to a partial year in 2013. Non-allocated cost of revenue as a percentage of revenues increased by 640 basis points to 37.2% from 30.8%, primarily due to an increase in the cost of pilots, field maintenance, aircraft lease costs, and depreciation, and lower benefit from 2007 fair value purchase price accounting adjustment amortization, partially offset by lower insurance costs.

Gross Profit

Consolidated gross profit decreased by $3.0 million, or 4.1%, to $70.0 million in the nine months ended September 30, 2014 from $72.9 million in the nine months ended September 30, 2013. An increase in non-allocated costs of $32.2 million offset a $24.6 million increase in Government gross profit coupled with an increase in Commercial gross profit of $4.7 million.

(Dollars in thousands)	Nine Months Ended September 30, 2014	% of Revenues	Nine Months Ended September 30, 2013	% of Revenues	Change	% Change
Gross profit:
Government(1)	$127,206	65.0	$102,603	66.5	$24,603	24.0
Commercial(1)	44,498	57.2	39,814	55.8	4,684	11.8
Non-allocated	(101,717)	(37.2)	(69,469)	(30.8)	(32,248)	46.4
Total gross profit	$69,987	25.6	$72,948	32.3	$(2,961)	(4.1)

(1)	Percentage of net revenues of applicable segment

Government. Primarily as a result of the factors discussed above, Government gross profit increased by $24.6 million, or 24.0%, to $127.2 million in the nine months ended September 30, 2014 from $102.6 million in the nine months ended September 30, 2013. Gross profit margin was 65.0% in the nine months ended September 30, 2014 compared to 66.5% in the nine months ended September 30, 2013.

Commercial. Primarily as a result of the factors discussed above, Commercial gross profit increased by $4.7 million, or 11.8%, to $44.5 million in the nine months ended September 30, 2014 from $39.8 million in the nine months ended September 30, 2013. Gross profit margin was 57.2% in the nine months ended September 30, 2014 compared to 55.8% in the nine months ended September 30, 2013.

Non-allocated. Primarily as a result of the factors discussed above, non-allocated costs were $101.7 million in the nine months ended September 30, 2014 compared to $69.5 million in the nine months ended September 30, 2013.

Operating Expenses

(Dollars in thousands)	Nine Months Ended September 30, 2014	% of Revenues	Nine Months Ended September 30, 2013	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$20,399	7.5	$26,486	11.7	$(6,087)	(23.0)
Research and development	2,839	1.0	3,116	1.4	(277)	(8.9)
Selling and marketing	7,203	2.6	5,507	2.4	1,696	30.8
Impairment of goodwill	21,272	7.8	—	—	21,272	NM
Total operating expenses	51,713	18.9	35,109	15.6	16,604	47.3
Operating income	$18,274	6.7	$37,839	16.8	$(19,565)	(51.7)
Operating expenses increased by $16.6 million, or 47.3%, to $51.7 million in the nine months ended September 30, 2014 from $35.1 million in the nine months ended September 30, 2013. The increase was primarily due to goodwill impairment associated with EHI partially offset by the decrease in general and administrative costs resulting from lower acquisition and integration costs associated with the additions of EHI and Air Amazonia. Selling and marketing costs increased by $1.7 million primarily related to increased costs associated with pursuing new customers in the defense and security industry.

Other Income (Expense)

(Dollars in thousands)	Nine Months Ended September 30, 2014	% of Revenues	Nine Months Ended September 30, 2013	% of Revenues	Change	% Change
Other income (expense)
Interest expense, net	$(26,866)	(9.8)	$(16,516)	(7.3)	$(10,350)	62.7
Loss on early extinguishment of debt	—	—	(215)	(0.1)	215	(100.0)
Other expense, net	(2,193)	(0.8)	(2,402)	(1.1)	209	(8.7)
Total other expense	$(29,059)	(10.6)	$(19,133)	(8.5)	$(9,926)	51.9
Total other expense increased by $9.9 million to $29.1 million of net expense in the nine months ended September 30, 2014 from $19.1 million of net expense in the nine months ended September 30, 2013. Interest expense, net increased by $10.4 million to $26.9 million in the nine months ended September 30, 2014, from $16.5 million in the nine months ended September 30, 2013, primarily due to an increase in our average outstanding borrowings. Other expense, net decreased by $0.2 million to $2.2 million in other expense in the nine months ended September 30, 2014 from $2.4 million in other expense in the nine months ended September 30, 2013 due to the factors described below.

(Dollars in thousands)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$(274)	$299	$(573)
Realized foreign exchange gain (loss)	51	(218)	269
Amortization of debt issuance costs	(1,827)	(1,386)	(441)
Interest expense related to tax contingencies	—	(871)	871
Gain on involuntary conversion	308	—	308
Gain on disposal of equipment	253	41	212
Other expense, net	(704)	(267)	(437)
Other expense, net	$(2,193)	$(2,402)	$209

Other expense, net decreased by $0.2 million to $2.2 million of other expense in the nine months ended September 30, 2014 from $2.4 million of other expense in the nine months ended September 30, 2013. The decrease was primarily due to a decrease in interest expense related to tax contingencies of $0.9 million, a gain on involuntary conversion of $0.3 million, and increase in realized foreign exchange gain of $0.3 million, and an increased gain on disposal of equipment of $0.2 million. This is partially offset by an increase in unrealized foreign exchange losses of $0.6 million, as well as an increase in amortization of debt issuance costs of $0.4 million resulting from the addition of the 2020 Senior Notes offering and the new Revolving Credit Agreement entered into during 2013.

Income Tax Expense (Benefit)

(Dollars in thousands)	Nine Months Ended September 30, 2014	% of Revenues	Nine Months Ended September 30, 2013	% of Revenues	Change	% Change
Net income (loss) before income taxes and noncontrolling interest	$(10,785)	(3.9)	$18,706	8.3	$(29,491)	(157.7)
Income tax expense (benefit)	(3,039)	(1.1)	7,009	3.1	(10,048)	(143.4)
Net income (loss)	$(7,746)	(2.8)	$11,697	5.2	$(19,443)	(166.2)
Income tax expense (benefit) decreased by $10.0 million to a $3.0 million benefit in the nine months ended September 30, 2014 as compared to a $7.0 million expense for the same period of 2013. The decrease in tax expense was primarily due to a $29.5 million increase in net losses before income taxes mainly due to a goodwill impairment of $21.3 million recognized during the nine months ended September 30, 2014.

Net Loss Attributable to Erickson Incorporated

(Dollars in thousands)	Nine Months Ended September 30, 2014	% of Revenues	Nine Months Ended September 30, 2013	% of Revenues	Change	% Change
Net income (loss)	$(7,746)	(2.8)	$11,697	5.2	$(19,443)	(166.2)
Less: Net (income) loss related to noncontrolling interest	(95)	—	(341)	(0.2)	246	(72.1)
Net income (loss) attributable to Erickson Incorporated and common stockholders	$(7,841)	(2.9)	$11,356	5.0	$(19,197)	(169.0)
Net income (loss) attributable to Erickson decreased by $19.2 million to a $7.8 million loss in the nine months ended September 30, 2014 from $11.4 million income in the nine months ended September 30, 2013, primarily due to the changes in revenues, expenses, and taxes discussed above. As there were no dividends on our Series A Redeemable Preferred Stock during the nine months ended September 30, 2014 or 2013, net loss attributable to common stockholders was also $7.8 million for the nine months ended September 30, 2014 and $11.4 million income for the nine months ended September 30, 2013.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following chart is a condensed presentation of our statement of cash flows for the three months ended September 30, 2014 and September 30, 2013 (in thousands):

(Dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Change
Net cash provided by operating activities	$32,798	$12,216	$20,582
Net cash provided by (used in) investing activities	(14,995)	13,022	(28,017)
Net cash provided used in financing activities	(15,926)	(26,622)	10,696
Foreign-currency effect on cash and cash equivalents	(1,762)	865	(2,627)
Net increase (decrease) in cash and cash equivalents	115	(519)	634
Cash and cash equivalents at beginning of period	2,444	5,821	(3,377)
Cash and cash equivalents at end of period	$2,559	$5,302	$(2,743)

Sources and Uses of Cash

At September 30, 2014, we had cash and cash equivalents of $2.6 million compared to $1.9 million at December 31, 2013. At September 30, 2014, we had restricted cash of $0.5 million compared to $2.9 million at December 31, 2013. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance bonds on certain contracts.

Net cash provided by operating activities. For the quarter ended September 30, 2014 net cash provided by operating activities before the change in operating assets and liabilities was $36.2 million, which included net income of $16.9 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $19.2 million (depreciation and amortization of $10.2 million, an $8.5 million net increase in deferred income taxes, amortization of debt issuance costs of $0.6 million, stock-based compensation of $0.2 million, and non-cash interest on debt of $0.1 million, partially offset by a gain on involuntary conversion of $0.3 million). The change in operating assets and liabilities was a $3.4 million use of cash primarily consisting of the following: a $6.9 million decrease in accounts payable, a $6.0 million increase in prepaid expenses and other (primarily related to insurance prepayments and vendor deposits), a $3.1 million increase in accounts receivable (primarily attributable to increased revenues), a $0.9 million increase in aircraft support parts, and a $0.4 million decrease in other long term liabilities, partially offset by a $12.3 million increase in accrued and other liabilities, a $1.1 million decrease in other non-current assets, and a $0.5 million increase in income taxes payable. As a result of these factors, operating activities provided $32.8 million of cash during the three months ended September 30, 2014.

For the three months ended September 30, 2013, net cash provided by operating activities before the change in operating assets and liabilities was $36.4 million, which included net income of $14.5 million coupled with non-cash adjustments reconciling net income to net cash provided by operating activities of $21.9 million (depreciation and amortization of $11.6 million, an $8.5 million net increase of deferred income taxes, non-cash interest expense on debt of $0.6 million, amortization of debt issuance costs of $0.6 million, non-cash interest on tax contingencies of $0.6 million, and $0.3 million in stock-based compensation, partially offset by $0.1 million of non-cash interest income on loans). The change in operating assets and liabilities was a $24.2 million use of cash consisting primarily of the following: a $12.8 million increase in accounts receivable (primarily attributable to increased revenues), a $10.0 million increase in aircraft support parts, net, a $3.3 million decrease in accrued and other current liabilities, partially offset by a $4.7 million increase in accounts payable. As a result of these factors, operating activities provided cash of $12.2 million during the three months ended September 30, 2013.

Net cash used by investing activities. Net cash used in investing activities was $15.0 million for the quarter ended September 30, 2014 compared to net cash provided by investing activities of $13.0 million for the quarter ended September 30, 2013. In the quarter ended September 30, 2014, we used net cash of $15.6 million for purchases of aircraft and property, plant and equipment primarily in support of our legacy business and expanded operations subsequent to the EHI acquisition and releases of restricted cash provided $0.6 million. In the quarter ended September 30, 2013, the release of restricted cash provided $46.0 million, which was partially offset by $23.0 million net cash used to acquire businesses, $7.7 million used for purchases of aircraft and property, plant, and equipment, and $2.2 million used for purchases of intangible assets.

Net cash provided by financing activities. During the quarter ended September 30, 2014, financing activities used $15.9 million of cash compared $26.6 million of cash used during the quarter ended September 30, 2013. For the third quarter of 2014, repayments of credit facilities of $69.7 million exceeded borrowings from credit facilities of $53.9 million, using $15.9 million of net cash. In the three months ended September 30, 2013, net cash used in financing activities of $26.6 million was primarily $45.0 million for repayments of notes, offset by net borrowing on the revolving credit facility of $19.2 million.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following chart is a condensed presentation of our statement of cash flows for the nine months ended September 30, 2014 and September 30, 2013 (in thousands):

(Dollars in thousands)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Change
Net cash provided by (used in) operating activities	$9,205	$(25,831)	$35,036
Net cash used in investing activities	(25,779)	(265,868)	240,089
Net cash provided by financing activities	18,063	294,652	(276,589)
Foreign-currency effect on cash and cash equivalents	(811)	881	(1,692)
Net increase in cash and cash equivalents	678	3,834	(3,156)
Cash and cash equivalents at beginning of period	1,881	1,468	413
Cash and cash equivalents at end of period	$2,559	$5,302	$(2,743)

Sources and Uses of Cash

At September 30, 2014, we had cash and cash equivalents of $2.6 million compared to $1.9 million at December 31, 2013. At September 30, 2014, we had restricted cash of $0.5 million compared to $2.9 million at December 31, 2013. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance bonds on certain contracts.

Net cash provided by (used in) operating activities. For the nine months ended September 30, 2014 net cash provided by operating activities before the change in operating assets and liabilities was $34.9 million, which included net loss of $7.7 million and non-cash adjustments reconciling net loss to net cash provided by operating activities of $42.6 million (depreciation and amortization of $27.1 million, impairment of goodwill of $21.3 million, amortization of debt issuance costs of $1.8 million, non-cash interest on debt of $0.7 million, and stock-based compensation of $0.6 million, partially offset by an $8.3 million net decrease in deferred income taxes, a $0.3 million gain on involuntary conversion, and gains on sale of equipment of $0.3 million. The change in operating assets and liabilities was a $25.7 million use of cash primarily consisting of the following: a $13.6 million increase in Aircraft support parts, net (primarily attributable to increases in inventory levels needed in preparation for the active fire season), a $6.9 million increase in prepaid expenses and other current assets, a $6.2 million decrease in accounts payable, a $4.1 million decrease in accrued in other liabilities, and $1.5 million increase in accounts receivable, partially offset by a $4.2 million decrease in other noncurrent assets, a $1.2 million increase in income taxes payable, a $0.9 million decrease in income taxes receivable, and a $0.2 million increase in other long-term liabilities. As a result of these factors, operating activities provided $9.2 million of cash during the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, net cash provided by operating activities before the change in operating assets and liabilities was $46.6 million, which included net income of $11.7 million offset by non-cash adjustments reconciling net income to net cash provided by operating activities of $34.9 million (depreciation of $25.4 million, an increase in deferred income taxes of $4.7 million, non-cash interest on debt of $1.8 million, $1.4 million of amortization of debt issuance costs, $0.9 million of non-cash interest on tax contingencies, $0.7 million of stock-based compensation and $0.2 million from the write-off of debt issuance costs related to the early extinguishment of debt, partially offset by $0.1 million of non-cash interest income on loans). The change in operating assets and liabilities was a $72.4 million use of cash consisting of the following: a $26.5 million increase in accounts receivable, a $23.2 million increase in aircraft support parts, net (primarily attributable to increases in inventory levels in preparation for the active fire season), a $20.7 million decrease in accounts payable (primarily related to repayment of EHI related payables), a $4.3 million increase in other non-current assets, a $2.0 million increase in prepaid expenses and other current assets, and a $0.6 million increase in income tax receivable, partially offset by a $2.7 million increase in accrued and other current liabilities, a $1.3 million increase in income tax payable, and a $0.9 million increase in other long-term liabilities. As a result of these factors, we used $25.8 million of cash in operating activities in the nine months ended September 30, 2013.

Net cash used in investing activities. Net cash used in investing activities was $25.8 million for the nine month period ended September 30, 2014 compared to net cash used in investing activities of $265.9 million for the same period ended September 30, 2013. In the nine months period ended September 30, 2014, we used net cash of $52.7 million for purchases of aircraft and property, plant and equipment primarily in support of our legacy business and expanded operations subsequent to the EHI acquisition, partially offset by $24.7 million in proceeds from the sale leaseback of the Aircrane executed in the second quarter of 2014 and releases of restricted cash provided $2.3 million. In the same period ended September 30, 2013, we used net cash of $265.9 million, primarily related to the acquisition of EHI with total cash consideration transferred, net of cash received, of $231.9 million.

Net cash provided by financing activities. During the nine months period ended September 30, 2014, financing activities provided $18.1 million of cash compared to $294.7 million of cash provided during the same period ended September 30, 2013. In the nine months ended September 30, 2014, borrowings from the credit facility of $167.0 million exceeded repayments of $148.8 million. In the nine months ended September 30, 2013, net cash provided by financing activities was $400.0 million from borrowings of the Notes, partially offset by net repayments on revolving credit facilities and debt issuance costs.

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

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at September 30, 2014 and December 31, 2013 was $355.0 million.

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

Revolving Credit Facility
On May 2, 2013, we entered into the Revolving Credit Facility, providing a new $100.0 million, five-year revolving credit facility with a group of financial institutions led by Wells Fargo Bank N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA. On June 14, 2013, the Revolving Credit Facility was amended to increase the maximum aggregate amount that we may borrow from $100.0 million to $125.0 million, and on March 11, 2014 it was amended to increase the maximum aggregate amount that we may borrow to $140.0 million. The interest rate under the Revolving Credit Facility is 225-450 basis points over LIBOR/Prime base rate depending on the Company’s senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes.

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

The outstanding balance under the Revolving Credit Facility at September 30, 2014 and December 31, 2013 was $86.2 million and $68.1 million, respectively. The weighted average interest rate for borrowings under the Revolving Credit Facility for the three and nine months period ended September 30, 2014 was 5.08% and 5.1%, respectively. The interest rate at September 30, 2014 and December 31, 2013 was 4.92% and 5.06%, respectively. As of September 30, 2014 and December 31, 2013 the Company had $4.4 million and $5.1 million in outstanding standby letters of credit under the Revolving Credit Facility, respectively, and maximum borrowing availability was $49.4 million and $51.8 million as of September 30, 2014 and December 31, 2013, respectively.

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

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. As of September 30, 2014, the carrying value of the 2020 Subordinated Notes was $16.4 million, made up of the face value of $17.5 million net of the unamortized discount of $1.1 million. As of December 31, 2013, the carrying value of the 2020 Subordinated Notes was $16.2 million, made up of the face value of $17.5 million net of the unamortized discount of $1.3 million.The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00% during the three and nine months period ended September 30, 2014.

Advance from Cambiano
EuAC is party to an Amended Agreement with Banca Di Credito Cooperativo Di Cambiano (‘‘Cambiano’’) whereby EuAC may request advances up to €4.0 million. Advances are based on documentary proof of receivables due from the Italian government. The purpose of this Agreement is to provide short term liquidity needs. There were no advances outstanding as of September 30, 2014 and December 31, 2013. The agreement may be canceled by either party at any time.

On August 4, 2008, EuAC executed a bank guarantee and pledged €3.0 million as restricted cash in connection with a performance guarantee for a four-year leasing contract in Italy. Following receipt of the restricted cash, Cambiano issued a letter of credit for the performance bond. In the third quarter of 2012, the restricted cash amount was reduced to $2.6 million (€2.0 million), in conjunction with the reduction in the corresponding letter of credit. The restrictions renewed in June 2013 through the remainder of the 2013 fire season and the Company has classified the restricted cash related to the pledges as current assets based on the anticipated release date of the restriction. In the third quarter of 2014, the restricted cash amount was reduced to $0.3 million (€0.3 million), in conjunction with the reduction in the corresponding letter of credit.

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

Adjusted EBITDA means, as defined by our Revolving Credit Facility agreement, with respect to any fiscal period, our EBITDA, adjusted for, without duplication, the sum of the following amounts for such period to the extent included in determining consolidated net earnings (or loss) for such period: (i) extraordinary gains, (ii) non-cash items increasing consolidated net earnings for such period, excluding any items representing the impact of purchase accounting or the reversal of any accrual of, or cash reserve for, anticipated changes in any period, (iii) non-cash extraordinary losses, (iv) any other non-cash charges reducing consolidated net earnings for such period, excluding any such charge that represents an accrual or reserve for a cash expenditure for a future period or amortization of a prepaid cash expense that was paid in a prior period, (v) to the extent not capitalized, (A) non-recurring expenses, fees, costs and charges incurred and funded prior to, on or within nine months after the closing date in connection with the Revolving Credit Facility and the EHI acquisition; and (B) expenses incurred and funded prior to, on, or within two years of the closing date in connection with the termination of the lease for the location of the chief executive office of EHI as of the closing date; and (vi) transaction-related expenditures incurred and funded prior to, on or within nine months of the date of consummation of (A) the HRT acquisition, (B) any permitted acquisition under the Revolving Credit Facility, or (C) any investment that is permitted pursuant to the Revolving Credit Facility, in the case of each of (A), (B), and (C), that arise out of cash charges related to deferred stock compensation, management bonuses, strategic market reviews, restructuring, retention bonuses, consolidation, severance or discontinuance of any portion of operations, termination of the lease for the headquarters of EHI, employees or management of the target of such permitted acquisition, accrued vacation payments and working notices payments and other non-cash accounting adjustments. We have further adjusted EBITDA for continued acquisition and integration costs beyond the nine months defined by our Revolving Credit Facility agreement and the restructuring costs associated with exiting the Malaysian timber harvesting market and right-sizing of our business in Brazil.

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

(Dollars in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
EBITDA, Adjusted EBITDA and Adjusted EBITDAR Reconciliation:
Net income (loss) attributable to Erickson Incorporated	$16,862	$14,525	$(7,841)	$11,356
Interest expense, net	9,002	8,665	26,866	16,516
Tax expense (benefit)	11,753	9,176	(3,039)	7,009
Depreciation and amortization	10,164	11,566	27,098	25,439
Amortization of debt issuance costs	613	599	1,827	1,386
EBITDA	$48,394	$44,531	$44,911	$61,706
Acquisition and integration related expenses	236	2,511	1,658	8,755
Non-cash unrealized mark-to-market foreign exchange (gains) losses	518	(159)	274	(299)
Non-cash charges from awards to employees of equity interests	220	255	616	665
Loss on early extinguishment of debt	—	—	—	215
Interest expense related to tax contingencies	—	560	—	871
Non-cash goodwill impairment loss	—	—	21,272	—
Restructuring costs	667	—	1,081	—
Gain on sale of equipment	(62)	(20)	(253)	(41)
Adjusted EBITDA	$49,973	$47,678	$69,559	$71,872
Aircraft lease expenses	5,160	5,408	15,273	8,627
Adjusted EBITDAR	$55,133	$53,086	$84,832	$80,499

OFF-BALANCE SHEET ARRANGEMENTS

With the exception of operating leases, letters of credit, and an advance agreement with a foreign bank, we are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, or cash flows.

Operating Leases. We lease light and medium lift aircraft, certain premises on a short-term basis, and a minor amount of our facilities and certain other property and equipment under noncancelable operating lease agreements that expire on various dates through August 2064. Certain leases have renewal options. During the second quarter of 2014, we entered into a sale-leaseback transaction for one S-64 Aircrane for a total purchase price of $24.7 million. The lease has an initial term of seven years commencing on June 30, 2014, and base monthly lease payments of approximately $264,000.

Letters of Credit. To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. At September 30, 2014, we had letters of credit with various expiration dates extending into 2016 valued at approximately $4.7 million outstanding, including $4.4 million outstanding under our Revolving Credit Facility and $0.3 million (€0.3 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $0.3 million (€0.3 million) in restricted cash.

Advance Agreements with Foreign Banks. In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At September 30, 2014 and December 31, 2013, there were no advances outstanding under these types of arrangement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates could have reasonably been used, or if changes in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Form 10-K filed with the SEC on March 14, 2014. We believe that there have been no significant changes to our critical accounting policies during the nine months period ended September 30, 2014 other than the effects of the acquisitions disclosed.
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

Interest Rate Risk
At September 30, 2014 we had total indebtedness of $458.1 million (excluding $4.7 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our Revolving Credit Facility as our other debt obligations maintain fixed interest rates. Market risks associated with our Revolving Credit Facility include the potential reductions in fair value and negative impacts to future earnings from an increase in interest rates. Under our pre-acquisition debt, composed of the Term Debt and Revolving Line of Credit terminated on May 2, 2013, the applicable interest rate on our borrowings was calculated based on either LIBOR (London Interbank Offered Rate) or a base rate plus a margin depending on the level of the senior debt leverage covenant ratio as defined in our prior credit agreement. The rates applicable to outstanding borrowings fluctuated based on many factors including, but not limited to, general economic conditions and interest rates, including the LIBOR, Federal Funds, and prime rates. Under our Revolving Credit Facility, the applicable interest rate on our borrowings is 225—450 basis points over LIBOR/Prime base rate depending on the Company’s senior leverage ratio. We estimate that a hypothetical 10% change in the interest rates experienced on our debt would have impacted interest expense for the quarter ended September 30, 2014 by approximately $0.9 million.

Aircraft Fuel

Our results of operations are affected by changes in the price and availability of aircraft fuel. For the quarter ended September 30, 2014, a deviation of 10% in the average price per gallon of fuel would have impacted our cost of revenues by approximately $0.6 million. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts.
We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk

A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the quarter ended September 30, 2014 would have resulted in an estimated pre-hedged decrease of $0.5 million in our net income.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2014, our disclosure controls and procedures were effective.
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Arizona Environmental Matter
In August 2012, EHI received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the Site. There were no material developments with respect to this matter in 2013 or during the nine months period ended September 30, 2014. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

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

Erickson Incorporated

Date: November 6, 2014	By:	/s/ ERIC STRUIK
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