Form 10-K
period 2014-12-31
ERICKSON INC.
filed 2015-03-10
CIK 1490165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File Number 001-35482
_________________________
ERICKSON INCORPORATED
(Exact name of registrant as specified in its charter)
  _________________________

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
 _________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common equity held by non-affiliates of the Registrant as of June 30, 2014 was approximately $100,342,385.
On February 27, 2015, 13,823,818 shares of common stock, par value $0.0001, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Form 10-K, portions of its Proxy Statement for its 2015 Annual Meeting of Shareholders.

PART I.
ITEM 1. BUSINESS

This annual report on Form 10-K (including, but not limited to, the following section regarding our Business) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report on Form 10-K. Additionally, statements concerning future matters such as the development of new products, services, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this annual report on Form 10-K reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this annual report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made in this annual report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

We are a leading global provider of aviation services to a worldwide mix of Commercial and Government customers. As of December 31, 2014 we operated a diverse fleet of 86 rotary-wing and fixed-wing aircraft, including a fleet of 20 heavy-lift Erickson S-64 Aircranes ("Aircranes"). Our fleet supports a variety of Government and Commercial customers, across a broad range of aerial services, including critical supply and logistics for deployed military forces, humanitarian relief, firefighting, timber harvesting, infrastructure construction, and crewing. We also maintain a vertically-integrated manufacturing capability for the Aircrane, related components, and other aftermarket support and maintenance, repair, and overhaul services for the Aircrane and other aircraft. We typically lease our aircraft to customers for specific missions, with customers generally paying for the aircraft, maintenance, and crewing services, and in some cases, fuel expense. Within our fleet we have 20 Aircranes, versatile and powerful heavy-lift helicopters that we manufacture in-house. The Aircrane has two models, the S-64E and the S-64F, and our fleet of 20 contains 13 and 7 of each model respectively, making us the largest operator of Aircranes in the world. The Aircrane has a lift capacity of up to 25,000 pounds and is the only commercial aircraft built specifically as a flying crane, without a fuselage for internal loads. It is also unique in that it is the only commercial heavy-lift helicopter with a rear load-facing cockpit, combining an unobstructed view and complete aircraft control for precision lift and load placement capabilities.

We own the Type and Production Certificates for the Aircrane, granting us exclusive design, manufacturing and related rights for the aircraft and OEM components. During the third quarter of 2013, we purchased the Type Certificate for engines used in the Aircrane as well as other aircraft. We also invest in new technologies and proprietary solutions with a goal of increasing our market share and entering new markets. We have remanufactured 36 Aircranes for our own fleet and for our customers in several countries worldwide. To date, we have sold and delivered 9 Aircranes.

During the year ended December 31, 2014, 29.8% of our net revenues was generated in the United States and 70.2% was generated outside of the United States. We operate under Federal Aviation Administration (“FAA”) Part 135, U.S. Air Carrier, and hold Commercial Airlift Review Board (“CARB”) authority to operate both fixed wing and rotary wing aircraft for the United States Department of Defense (“DoD”). The acquisition of Evergreen Helicopters, Inc. (“EHI”) brought us the experience of working with the DoD for over 50 years, and we are currently participating in operations on six continents. We have the capability of deploying aircraft to support external load operations, passenger and cargo transportation, combination loads, low cost/low altitude (“LCLA”) airdrops, short takeoff and landing (“STOL”), and MEDEVAC/CASEVAC. Our aircraft can be equipped with Supplemental Type Certificated (“STC’d”) Night Vision Goggles, Ballistic Protection, and roller systems.

We are a corporation organized under the laws of the State of Delaware in 2000. We are headquartered at 5550 SW Macadam Avenue, Suite 200, Portland, Oregon 97239 and our phone number is (503) 505-5800. We have production, maintenance, and logistics facilities in Central Point, Oregon. We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). You may read and copy any such document at the SEC’s public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s website at www.sec.gov or from our website at www.ericksonaviation.com. The information on, or accessible through, our website is not a part of this annual report on Form 10-K or any other report we file or furnish with the SEC.

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

We believe that this acquisition supports our growth and enhances our competitive position in South America. In addition to adding HRT as a significant customer, this acquisition accelerated our ability to offer a comprehensive array of services to other existing and new customers throughout the region.

Operating Segments

Prior to our acquisition of EHI, our reportable operating segments were Aerial Services, which consisted of firefighting, timber harvesting, infrastructure construction, and crewing, and Manufacturing/MRO, which consisted of aftermarket support and maintenance, repair, and overhaul services for the Aircrane and other aircraft and the remanufacture of Aircranes and related components. Following our acquisition of EHI, we established new reportable operating segments to assess performance by type of customer, Government and Commercial. We used these segments through the year ended December 31, 2014. Our Government segment was comprised primarily of contracts with various governmental authorities who used our services for firefighting, defense and security, transportation and other government related activities. Our Commercial segment was comprised primarily of timber harvesting, infrastructure construction, and manufacturing/ MRO contracts. On January 1, 2015, as a result of an organizational restructuring, we established new reportable operating segments to assess performance by type of customer and end market: Government Aviation Services, Commercial Aviation Services, Oil & Gas Aviation Services and Manufacturing/MRO, which we will be using for reporting period ending after January 1, 2015. Set forth below is a description of the services we provide.

Aerial Services

We provide heavy-, medium-, and light-lift aerial helicopter solutions to both government and commercial customers in both the domestic and international markets. As of December 31, 2014 we operated a diverse fleet of 86 aircraft capable of a wide variety of mission roles. The diversity of our fleet, in terms of size, function, speed, lift capacity, and passenger and cargo capacity allows us to provide solutions for our customers in a wide variety of industries in countries around the world.

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

Defense-Related Programs

The acquisition of EHI provided us with significant business with the DoD, including an ongoing role supporting operations in Afghanistan. During 2014, 44% of our net revenues were derived from either prime or sub contracts for the DoD. On a geographic basis, 22% of our net revenues were related to operations in Afghanistan. We believe the DoD is among the world’s single largest customers for aerial services, although the work is funded through multiple contract vehicles.

Over the past two decades, the DoD has transitioned a significant portion of support contracts of all types to commercial providers. With outside pressures, such as a desire to limit troop counts, and increased attention to defense budgets, the DoD has turned to subcontracted support to meet its needs. The Iraq and Afghanistan campaigns accelerated growth of the civilian contractor industry, as the government turned to regional and service-specific experts to deploy in support of rapidly growing U.S. footprints in these conflict areas. Over time, the contracting process has been refined to ensure fair procurement for contractors and price competition resulting in cost savings to the government. This regulation has also created barriers to entry, benefiting companies who entered these markets early.

Aviation operations are among the most complex services provided by commercial companies. Beginning in 1992, the DoD founded the CARB DoD, with the mission of ensuring civilian air carriers transporting passengers are sufficiently regulated. In order to transport any DoD passengers or cargo in a civilian aircraft, the operator must undergo a rigorous set of audits to become certified, with follow-up inspections thereafter. The combination of FAA and CARB regulations creates the most stringent standards in civil aviation, resulting in a significant barrier to entry into the market.

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

CARB carriers support the U.S. Army, U.S. Navy, Air Force, Marines, and Special Operations units domestically and around the world. On a macro scale, we believe the DoD will transition focus from large occupying ground forces, like those in Iraq and Afghanistan, to smaller and faster “kinetic” combat units. Commercial airlift is frequently utilized to maintain low profile operations with these groups. Future operations are likely to focus on Special Operations and short-term deployments to complete objectives and exit the region quickly. Opportunity to deploy resources to support special operations teams in remote locations are likely to grow in new regions of focus, such as Africa and Southeast Asia. We have already begun seeing this transition take place following the Arab Spring in Northern Africa, rebel conflicts in Central Africa, and recent events with both U.S. and foreign forces in the Western African regions.

In Afghanistan specifically, we anticipate there will be three groups that will maintain a presence following the drawdown of conventional forces.

1.	DoD (Special Operations): Ensuring security for remaining U.S. government and contractor personnel

2.	U.S. Government (Department of State): Facilitating economic development and reconstruction projects

3.	Civilian Contractors: Supporting security or economic growth and reconstruction

Using Iraq as a current example of Afghanistan’s possible future, in Iraq commercial contractors realized an increase in activity following the withdrawal of U.S. conventional forces, and we anticipate a similar pattern with groups in support of security operations, economic development, and reconstruction in Afghanistan. Today, aviation is the primary means of transportation within Afghanistan. As conventional forces exit, and land based transportation security deteriorates further, we expect demand for contractor aviation will likely increase in this region.

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

The Aircrane has provided firefighting services on a global basis, including the U.S., Canada, Italy, Greece, Australia and, recently, Turkey. Our firefighting customers include federal, state, local and international government and commercial agencies. Under our typical firefighting contracts, aircraft are deployed to locations prone to seasonal fires, where they remain on standby throughout the fire season. For these contracts, which we refer to as exclusive-use contracts, we typically charge on a per-day basis for availability and on a per-hour basis for actual aircraft use. In some circumstances, we only charge for actual aircraft use; these contracts, which we refer to as "call-when-needed" contracts, have considerably higher daily and/or hourly rates than our exclusive-use contracts. Because of the inverse timing of fire seasons in the Northern and Southern Hemispheres, we are able to capitalize on year-round demand for firefighting services by moving aircraft from one hemisphere to another.

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

Additionally, environmental concerns are playing an ever-increasing role in companies’ decisions to utilize aerial timber harvesting. In many locations around the world, local governments are beginning to limit-or forbid entirely-the construction of access roads, in order to protect and preserve forest lands. As global environmental pressures increase, we expect an expansion of our opportunities in this sector.

Opportunities are also available in North America, which remains an attractive market for aerial timber harvesting. The demand for sawlogs, or softwood that typically carries a significant premium over pulpwood logs, remains strong. We believe demand for our timber harvesting services in North America is correlated to estimated housing starts in the United States, as well as demand from China.

Consumer demand is another reason why we see a strong demand in the use of aerial timber harvesting. Environmental awareness and consumer demand for more socially responsible businesses helped third-party forest certification emerge in the 1990s as a tool for communicating the environmental and social performance of forest operations. As of January 2014, more than 181 million hectares of forest in 81 countries have received Forest Stewardship Council (“FSC”) certification. Approximately 43% of these certifications are located in Europe, 41% in North America, seven percent in South America and the Caribbean, five percent in Asia and Oceania and four percent in Africa. Timber logged from certified forests is often more expensive and must be harvested in a sustainable manner, yielding growth opportunities for aerial timber harvesting as environmentally friendly forest resource management continues to grow in importance.

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

We believe growth prospects exist on a global basis, as infrastructure development opportunities arise in both developing and developed countries for power and telecommunications construction, especially as these services are delivered to remote, less accessible regions, where the Aircrane is the ideal solution. This growth will also support the need for more high-rise buildings, and transportation infrastructure like bridges, tunnels, and ports. We expect government agencies around the world to increase the amount of these types of projects to meet population demands. We believe opportunities in South America, Asia, Europe, China and Africa will continue to make this a growth market for us.

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

With the acquisition of Air Amazonia, we broadened our services from a strong foothold in drill rig moves, pipeline and site construction to include capability across the full spectrum of helicopter services for on-shore and near-shore oil and gas exploration and drilling activities. The acquisition also expanded operations to include Brazil, a market which has high barriers to entry for foreign companies and strict regulations on foreign pilot flight hours.

Aircraft Manufacturing and Maintenance, Repair, and Overhaul (“Manufacturing / MRO”)

As the owner of the S-64 Type and Production Certificates, as well as the Type Certificate for engines used in the S-64 Aircrane, we have the exclusive authority and ability to remanufacture an Aircrane, both for our customers and for our own fleet. This work takes place at our facilities in Southern Oregon, enabling us to remanufacture an Aircrane to new specifications in approximately 10 to 14 months, depending on specifications and complexity. We have remanufactured a total of 36 Aircranes for our own use and for sale to customers, and have sold one for domestic construction operations and eight for international firefighting operations. The sale of an Aircrane to an existing or potential Aerial Services customer may reduce future Aerial Services revenue opportunities with such customers or other third parties.

In addition to the remanufacturing of the Aircrane, we provide parts, major maintenance, and overhaul services for every Aircrane we have sold. We manufacture new aircraft components on a contract basis for key original equipment manufacturers of helicopters, as well as provide a wide array of MRO services to helicopter operators globally. These services include the disassembly, cleaning, inspection, repair, and reassembly of airframes, engines, components, and accessories, as well as the testing of complete engines and components to FAA, EASA and ANAC standards. We provide all these services out of our AS9100-certified facilities in Southern Oregon, which we complement with field support and airframe base maintenance out of a facility in Lucca, Italy. Additionally, our MRO business brings innovative engineered solutions to the market, from product redesign to cost-effective repair schemes.

We offer “Cost per Hour” (CPH) contracts, in which we provide a full suite of parts and services (e.g., replacement parts, spare parts replenishment, scheduled and unscheduled engine maintenance) for a customer's aircraft at a fixed hourly rate, increasing our customers' ability to predict and manage their maintenance costs. Entering into a CPH contract also allows us to deepen our ongoing relationship with our customers, monitor the performance of their aircraft, and generate additional contracted revenue.

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

Research and Development

Our research and development efforts have been critical to our success, and we dedicate significant resources to improving our aircraft's performance and developing new applications and products. We spent $3.8 million, $4.0 million and $4.7 million on research and development in 2014, 2013 and 2012, respectively. We have recently completed several new product applications and aircraft accessories and have others under development, including our composite main rotor blades, with respect to which the detailed design is complete and manufacturing tooling is fabricated, and prototype blades have been fabricated.

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

Our backlog as of December 31, 2014 was $325.4 million, of which $159.7 million was attributable to signed contracts and $165.7 million was attributable to anticipated exercises of customer extension options. We had total backlog of $428.3 million as of December 31, 2013, of which $139.7 million was attributable to signed contracts and $288.6 million was attributable to anticipated exercises of customer extension options.

A material portion of our contracts are subject to a cancellation notice period of 90 days or less.

Sales and Marketing

Our sales and marketing team is built around our diverse end markets. We have added significant depth in expertise in sales to government agencies and to South American oil and gas sectors. We also retain independent representatives in specific countries on a commission basis. Our independent representatives operate under contracts in which they pledge to act in full compliance with the Foreign Corrupt Practices Act ("FCPA") and other applicable legislation.

Our marketing functions are principally directed at identifying and understanding geographic markets and developing new applications for our products and services. We are currently focused on potential energy applications for oil and gas exploration, transmission towers, and pipeline development in South America, Europe, North America, Africa and Asia. Our

government sector includes support for the DoD, State Department and other governmental agencies in the Middle East, Africa, South Pacific, Hawaii, and Alaska. In firefighting applications, we are focused on North America, Australia, and Europe. We are pursuing timber harvesting applications in North America, and construction applications in North America, Europe, the Middle East, South America, and Asia.

Significant Customers

Each of Fluor Corporation ("Fluor") and the U.S. Forest Service accounted for 10% or more of our net revenues in 2014, and we have existing contracts with each of these customers, with which we believe that we have good relationships.

The table below sets forth all customers that accounted for at least 10% of our net revenues in 2014, 2013, or 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Fluor(1)	17.4%	14.8%	—
U.S. Forest Service	13.0%	14.7%	28.6%
Italian Ministry of Civil Protection (2)	—%	3.0%	12.9%
	30.4%	32.5%	41.5%

(1)	Fluor was a customer serviced by Evergreen Helicopters for the year ended December 31, 2012.

(2)	Our contract to provide services to the Italian Ministry of Civil Protection expired in June 2013.

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

Competition

As a leading global provider of aviation services specializing in oil and gas, government services, legacy aircraft MRO and manufacturing, and commercial services such as firefighting, HVAC, power line, specialty, construction, and timber harvesting, Erickson operates a fleet of light, medium, and heavy rotor-wing and fixed-wing aircraft. We have transformed our competitive position from a highly-specialized, vertical heavy-lift operator to that of a diversified supplier of a full range of aerial services, still including a unique and valuable capability for various heavy-lift mission roles.  Our diversification has enhanced our competitiveness in several ways, including the ability to provide a comprehensive range of services for certain customers; at the same time, we have also expanded the number of companies against which we compete.  This increased competition has placed pressure on our margins, but we are confident of our long-term opportunity to compete successfully, and drive value to our stockholders through the continued execution of our business and the ongoing execution of our strategies. We believe the combination of our reputation for operational excellence, superior safety record, and our vertically integrated manufacturing and overhaul capability give us a unique advantage compared with our competition.

Seasonality

Our flight hours are substantially reduced in winter or monsoon seasons. The global deployment of our helicopters and crews helps to limit the effect of seasonality, but our operations tend to peak in June through October and to be at a low point in January through April.

Employees and Training

We employ approximately 1,000 employees, of which approximately 650 are located in Oregon, primarily at our Central Point and McMinnville facilities and Portland headquarters. We employ approximately 350 pilots. We deploy crews, including pilots and maintenance personnel, on-site globally where we deploy our aircraft. None of our U.S employees are represented by a labor union. Approximately 15 pilots in Italy are covered by statutory employment protections. In Brazil, all of our approximately 35 employees are covered by statutory employment protections under Brazilian labor law.

We hire highly-experienced pilots and mechanics to operate and maintain all of our aircraft. Our hiring policy for Aircrane and other multi-engine helicopter pilots mandate that each must have a minimum of 2,000 total hours with 1,500 hours of helicopter, Pilot in Command time to be employed by us as a Second in Command pilot; our policy for single-engine helicopter pilots requires that each candidate have a minimum of 1,500 total hours with 1,000 hours of Pilot in Command helicopter time. The training necessary for Aircrane pilots to advance to Captain status is extensive and can take up to five years. Our Aircrane Captains have an average of over 10,000 hours of helicopter time, with extensive experience in fire and vertical reference missions.

Erickson Helicopters, Inc. and Erickson Transport, Inc. field mechanics are qualified to perform Return to Service ("RTS") on our fleet of rotor and fixed-wing aircraft, based on work experience and training. All field mechanics must satisfy the requirements of the respective FAA-accepted Air Carrier Part 135 Training Program and are evaluated in accordance with that standard, before becoming qualified to sign off the aircraft. Built into this certification requirement are the training, qualification, and authorization of ‘Required Inspection Item’ ("RII") inspectors. This is an additional control to reduce risk to a residual level prior to releasing an aircraft back to service.

Our Aircrane field mechanics are also qualified to perform a number of RTS levels of based on work experience and task qualification. All Aircrane field mechanics must meet the requirements of the FAA-approved, Repair Station Part 145 Training Program and minimum task qualifications before becoming qualified to sign off the aircraft. The task qualification process typically takes three to five years for an FAA-certificated mechanic to reach Full RTS. This process ensures that the mechanics performing work on our fleet of Aircranes meet the high standards that have become associated with Erickson Incorporated.

Finally, a limited number of our field mechanics are trained, qualified, and authorized in Non Destructive Testing, Pilot-Static Testing, and ATC Transponder Testing.

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

FAA and Comparable Agencies.    Our aerial operations, aircraft manufacturing, and MRO activities are subject to complex aviation and transportation laws and regulations under which the United States Department of Transportation ("DOT"), principally through the FAA, exercises regulatory authority over certificate holders and persons that operate, manufacture, or repair aircraft. We are also subject to comparable regulation in several foreign countries with respect to our operations in those countries.

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
Environmental Regulations.    We are subject to increasingly stringent federal, state, local, and foreign environmental laws and regulations concerning, among other things, water discharges, air emissions, hazardous material and waste management, and environmental cleanup. Future regulatory developments may require us to take additional action to maintain compliance with applicable laws. For example, future laws and regulations limiting the emission of greenhouse gases could, among other things, require us to change our manufacturing processes, which may require us to make significant additional expenditures.

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

Safety

Our systems for managing safety and risks were tested throughout the year. External evaluations yielded excellent results regarding operational performance, maintenance practices, and overall readiness. In January 2014, our facilities in Central Point graduated from the Oregon OSHA Safety and Health Achievement Recognition Program ("SHARP"), identifying us as a company that achieved a level of safety that far exceeds minimum compliance standards.  In April 2014, CARB evaluated our operating certificates. The evaluations were concluded ahead of schedule and resulted in zero discrepancies. In June 2014, a new web-based safety reporting site was launched, allowing for any employee to report safety-related issues in real time. This system allows for managers to quickly assess hazards and put mitigation steps in place in a proactive manner. In October of

2014, Erickson Helicopters, Inc., followed shortly by Erickson Transport, Inc. on December of 2014, became Wyvern Wingman Certified operators. The Wyvern Wingman Standard has been recognized as the industry’s gold standard in aviation safety for twenty-two years, and is constantly updated to reflect a commitment to current industry best practices and the highest level of safety culture and protocol. There were no accidents in 2014 and we are in a position to grow and strengthen our safety culture.

Organizational Structure

Some of our foreign operations are conducted through local subsidiaries and are structured to comply with local ownership laws and other requirements. Typically, we provide comprehensive lease services to our subsidiaries under agreements which are cancelable by us; those subsidiaries in turn contract with foreign entities.

ITEM 1A.

RISK FACTORS
Our business is subject to numerous risks and uncertainties. You should carefully consider the following risk factors and all other information contained in this annual report on Form 10-K and the reports we file with the SEC from time to time. Any of these risks could harm our business, results of operations, financial condition and  prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and prospects.
Risks Relating to our Indebtedness
Our indebtedness and significant debt service obligations could adversely affect our financial condition and impair our ability to grow and operate our business.
We are a highly leveraged company and, as a result, have significant debt service obligations. In May 2013, we issued $400.0 million in aggregate principal amount of 8.25% Second Priority Senior Secured Notes due 2020 (the “2020 Senior Notes”), issued $17.5 million in unsecured 2020 subordinated promissory notes (the “2020 Subordinated Notes” and together with the 2020 Senior Notes, the “Notes”), refinanced our prior 2015 Subordinated Notes and 2016 Subordinated Notes, and refinanced our prior senior secured asset-based credit facilities, composed of Term Debt and Revolving Line of Credit. Our total borrowings under the Notes and our senior secured asset-based credit facility entered into on May 2, 2013 and amended on June 14, 2013 and March 11, 2014 (the “Revolving Credit Facility”), excluding letters of credit, at December 31, 2014 was approximately $460.8 million. As of December 31, 2014, we had maximum availability for borrowings under our Revolving Credit Facility of approximately $46.0 million. Our Notes and Revolving Credit Facility mature on May 1, 2020 and May 2, 2018, respectively, and these borrowings are secured by liens on substantially all of our and the guarantors’ existing and future assets. Our substantial indebtedness could require us to dedicate a significant portion of our cash flow from operations to debt payments, thereby increasing our vulnerability to generally adverse economic and industry conditions, or limit our flexibility in planning for or reacting to changes in our business and future business opportunities. If we are unable to repay our outstanding indebtedness, or refinance it on favorable terms, if at all, we may need to seek financing through the issuance of additional debt or equity securities. We may be unable to repay our borrowings under our Notes and Revolving Credit Facility when due, refinance this indebtedness on favorable terms, if at all, or obtain other financing on favorable terms, if at all, which would adversely affect our business, financial condition and results of operations and impair our ability to grow and operate our business.
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
In addition, contracts with the majority of our significant customers are multi-year contracts; however, many of these contracts are subject to a cancellation notice period of 90 days or less, and all of these contracts are periodically up for renewal or rebid. Renewal, or a successful rebid, is not guaranteed. Should we lose one of our major customers for any reason, we may be unable to identify new opportunities sufficient to avoid a reduction in our revenues and operating earnings, which would have a material adverse effect on our business, financial condition, results of operations, and cash flows. If one or more of these customers is disproportionately impacted by factors that affect its ability to pay us or to enter into new contracts with us, including general economic factors, our operations could be materially and adversely affected.
Several of our material contracts provide for differentiating factors in their award process which include small business status, performance records, safety records, and other factors.  Several of these factors have been instrumental in us winning new work and continuing contracts.  Should our ability to utilize these differentiating factors become compromised, our operating results may be materially impacted.
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
We generate a portion of our revenues from arrangements with customers with terms of less than six months, ad hoc arrangements, and “call when needed” contracts. For the year ended December 31, 2014, for example, approximately 5% of our revenues were derived from such arrangements. There is a risk that customers may not continue to seek the same level of services from us as they have in the past or that they will not renew these arrangements or terminate them at short notice. Under “call when needed” contracts, we pre-negotiate rates for providing services that customers may request that we perform (but which we are not typically obligated to perform) depending on their needs. The rates we charge for these contingent services are higher than the rates under stand-by arrangements, and we attempt to schedule our aircraft to maximize our revenue from these types of contracts. The ultimate value we derive from such contracts is subject to factors beyond our control, such as the severity and duration of fire seasons. In the past, several of our larger contracts have not been renewed for reasons unrelated to our performance, such as the financial condition of our customers or their decision to internalize the services we provided to them. If we are unable to retain or replace customers experiencing similar circumstances, our business and financial condition could suffer.

If an accident or sale made an aircraft unavailable to us, our business could suffer.
As of December 31, 2014, we operated a fleet of 86 aircraft, 62 of which were providing government and commercial aerial services during the year. An accident or sale could make an aircraft unavailable to us temporarily or permanently. A sale of an aircraft that is part of our fleet would also reduce the number of aircraft available to provide Aerial Services. The purchase price of a used aircraft is generally lower than the purchase price of a remanufactured aircraft. Although we would expect to be able to maintain the level of our operations if we sell an aircraft from our fleet through more efficient scheduling of our fleet or by allocating aircraft remanufactured in our plant to aerial services operations, we may not always have the ability to maintain our desired level of Aerial Services operations with a reduced fleet and our results of operations could be adversely affected.
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
Additionally, our business, prospects, financial condition, or operating results could be materially harmed by the following:

•	budgetary constraints affecting government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	changes in government programs or requirements;

•	reductions in military and defense spending;

•	realignment of funds to address changed government priorities;

•	government shutdowns (such as those which occurred during the U.S. Government’s 1996 and 2013 fiscal years) and other potential delays in government appropriations processes;

•	delays in the payment of our invoices by government authorities;

•	adoption of new laws or regulations; and

•	general economic conditions.

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
We purchase products from and supply products to businesses located outside of the United States. We also have significant operations outside the United States. For the years ended December 31, 2014 and 2013, approximately 70% and 66%, respectively, of our total revenues were attributable to operations in non-U.S. countries. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

•
the uncertain ability of select non-U.S. customers to finance purchases and our inability in certain jurisdictions to evaluate accurately the creditworthiness of potential customers due to fewer transparency and disclosure requirements;

•	currency fluctuations, which can reduce our revenues for transactions denominated in non-U.S. currency or make our services relatively more expensive if denominated in U.S. currency;

•	difficulties in staffing and managing multi-national operations;

•	political and financial instability in several of the countries in which we operate, including Greece and Italy;

•	the exit or closure of any foreign operations or venues as a result of uncertain local business or legal conditions;

•	significant receivables from international customers;

•	risks associated with transporting our aircraft, including risks associated with piracy and adverse weather;

•	fluctuations in the costs associated with transporting our aircraft, pilots, and crews, which are significant operating costs for us;

•	limitations on our ability to enforce legal rights and remedies;

•	uncertainties regarding required approvals or legal structures necessary to operate aircraft or provide our products and services in a given jurisdiction;

•	changes in regulatory structures or trade policies;

•	tariff and tax regulations including permanent establishment determinations by foreign governments;

•	ensuring compliance with the FCPA;

•	difficulties in obtaining export and import licenses; and

•	the risk of government-financed competition.

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
Our consolidated financial statements are presented in U.S. dollars. However, a significant portion of our revenue and operating expenses are denominated in currencies consisting primarily of Canadian Dollars, Australian Dollars, the Euro, Peruvian Nuevo Sol, and the Brazilian Real. The functional currencies of several of our subsidiaries are non-U.S. currencies. There can be no assurances that our foreign currency risk management strategies will be effective and that foreign currency fluctuations will not adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Quantitative and Qualitative Disclosures About Market Risk”.

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
Our manufacturing and testing processes depend on sophisticated and high-value equipment. Unexpected failures of this equipment could result in production delays, revenue loss, and significant repair costs. In addition, our factories rely on the availability of electrical power and natural gas, transportation for raw materials and finished product, and employee access to our workplace that are subject to interruption in the event of severe weather conditions or other natural or man made events. While we maintain backup resources to the extent practicable, a severe or prolonged equipment outage or other interruptive event affecting areas where we have significant manufacturing operations may result in loss of manufacturing days or in shipping delays which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
Recent events in the financial markets and the economic downturn have contributed to severe volatility in the securities markets, a severe liquidity crisis in the global financial markets, and unprecedented government intervention. These conditions have affected our results of operations and may continue to affect them. In such an environment, significant additional risks may exist for us. The recent instability in the financial markets has led the U.S. government to take a number of unprecedented actions designed to support certain financial and other institutions and segments of the financial market that have experienced extreme volatility, and in some cases, a lack of liquidity. There can be no assurance that this intervention will improve market conditions, that such conditions will not continue to deteriorate, or that further government intervention will or will not occur. If economic conditions worsen, we face risks that may include:

•	declines in revenues and profitability from reduced or delayed orders by our customers, in particular with respect to infrastructure construction projects which may be delayed or canceled;

•	supply problems associated with any financial constraints faced by our suppliers;

•	reductions in credit availability to us or in general;

•	increases in corporate tax rates to finance government spending programs; and

•	reductions in spending by governmental entities for services such as infrastructure construction and firefighting.

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
Entities affiliated with ZM Equity Partners, LLC own a significant percentage of our outstanding common stock, and two of our directors are managing directors of Centre Lane Partners, LLC, an affiliate of ZM Equity Partners, LLC. As a result, these stockholders, acting individually or together, could exert significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, this concentration of ownership could delay or prevent a change in control of our company or make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that other stockholders would not approve or make other decisions with which other stockholders disagree.
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
We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations (“EAR”), and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. We also cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the FCPA, and other anti-bribery laws that, generally, bar bribes or unreasonable gifts to foreign governments or officials.
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

Risks Relating to Acquisitions
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
We do not have extensive operating history in passenger and cargo transportation or with the types of aircraft we acquired in the EHI and Air Amazonia acquisitions.
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

We do not have an extensive operating history in South America, the Middle East and Africa, the geographic locations in which EHI and Air Amazonia historically operated.
Our acquisition of EHI and Air Amazonia has resulted in our operating in new international geographic locations. A number of risks inherent in international operations could have a material adverse effect on our international operations and, consequently, on our results of operations, including:

•	the uncertain ability of select non-U.S. customers to finance purchases;

•	our inability in certain jurisdictions to evaluate accurately the creditworthiness of potential customers due to fewer transparency and disclosure requirements;

•	currency fluctuations, which can reduce our revenues for transactions denominated in non-U.S. currency or make our services relatively more expensive if denominated in U.S. currency;

•	difficulties in staffing and managing multi-national operations;

•	political and financial instability;

•	risks associated with transporting our aircraft, including risks associated with piracy and adverse weather;

•	fluctuations in the costs associated with transporting our aircraft, pilots, and crews, which are significant operating costs for us;

•	limitations on our ability to enforce legal rights and remedies;

•	uncertainties regarding required approvals or legal structures necessary to operate aircraft or provide our products and services in a given jurisdiction;

•	restrictions on the repatriation of funds from our foreign operations;

•	changes in regulatory structures or trade policies;

•	tariff and tax regulations including permanent establishment determinations by foreign governments;

•	ensuring compliance with the FCPA; and

•	the risk of government-financed competition.

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

We do not have extensive operating history with DoD-related services of the type EHI historically provided.
Our acquisition of EHI has resulted in our providing helicopter services to DoD-related customers and projects, which we had not previously done. The DoD requires CARB certification in order to provide passenger and cargo transportation services. Our failure to remain in compliance with applicable regulations and requirements could lead to the loss of DoD related business, which could result in a material adverse effect on our business, financial position, results of operations and cash flows.

DoD contracts and programs are subject to U.S. government defense budgets, which could be impacted by forces beyond our control such as:

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
The largest customer we acquired in the EHI transaction provides base and troop support services in Afghanistan to various departments of the U.S. government. The U.S. government has announced plans to reduce its military activities in Afghanistan in 2014 and beyond, although we do not know the exact timing and number of troops to be withdrawn at this time. This reduction has had and may continue to have a negative impact on our overall Government revenue. As a result of the already reduced level of flight activity in the Afghanistan region, we have seen increased pressure from our competitors in connection with new DoD contracts in other regions of the world where we operate, which we believe may negatively impact our pricing with respect to some of the new DoD contracts on which we bid. In addition, our end-customer in the Philippines has indicated that certain portions or all of the contracted work in that region will be progressively concluding by the middle of 2015. While we do not yet fully understand the magnitude of this reduction in service levels, this uncertainty may have a negative impact on the Government segment of our business. As the number of the aircraft being utilized by our DoD customers changes, we will actively manage our leased aircraft portfolio. If we are not successful, the fixed lease costs may negatively impact our margins.
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
Following our acquisition of Air Amazonia, our business in Brazil is subject to political, economic, legal, operational and other risks that are inherent to operating in that country. The Brazilian government frequently intervenes in the Brazilian economy and occasionally makes significant changes in the monetary and credit policy and economic regulation, as well as in other governmental policies. The Brazilian government’s actions to influence the economy, control inflation and other policies and regulations have often involved, among other measures, price and salary controls, currency devaluations, exchange controls and limits on imports and the freezing of bank accounts. Our business, financial condition and results of operations may be adversely affected by changes in government policies or regulations related to public charges and control over the foreign exchange rate, whether they are implemented at the federal, state or municipal level, as well as by other factors, such as:

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

In their current configuration, our facilities can support all of our current operations and the remanufacture of up to four aircraft per year.

Following is a summary of our principal properties as of December 31, 2014:

Location	Primary Function(s)	No. of Facilities	Owned or Leased
Central Point, Oregon	Warehouse and general operations facility	2	Owned
Medford, Oregon	Hangar, MRO facility and office space	1	Owned
Portland, Oregon	Corporate headquarters	1	Leased
McMinnville, Oregon	Hangar and office space	1	Leased
British Columbia, Canada	Aircrane services	1	Leased
Lucca, Italy	Aircrane services	1	Leased
Anchorage, Alaska	Hangar	1	Leased
Carauari, Brazil	Hangar	1	Owned
Rio de Janeiro, Brazil	Office space	1	Leased

We believe our principal properties include facilities suitable and adequate for their intended purposes and we believe our existing properties will meet our operational needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Fortis Matter

A complaint was served on EHI in August 2012, by the plaintiff, Fortis Lease Deutschland GmbH, in the Regional Court, 7th Chamber for Commercial Matters, Cologne, Germany. The plaintiff claims approximately €0.8 million ($1.0 million) in damages for the payment of VAT levied on the purchase price relating to EHI’s purchase of two helicopters from the plaintiff in 2011. The complaint lodged by plaintiff resulted in a default judgment against EHI in February 2013. In a brief filed with the court in May 2013, EHI objected to the default judgment, arguing that the sale of the two helicopters was tax exempt as they both were exported to a third country outside the European Union. In May 2014, we paid €40,000 (approximately $55,000) in full and final settlement of this matter.

Arizona Environmental Matter

In August 2012, EHI received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State of Arizona has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State of Arizona’s investigation into contamination at the site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the site. There were no material developments with respect to this matter in 2013 or 2014. At this time, we are not able to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

World Fuel Claim

In December 2013, World Fuel, a former fuel supplier of EIA and Evergreen Airlines (‘‘EA’’), filed suit against EIA, EA and other named parties claiming approximately $9.0 million of accounts payable due and owing to World Fuel for fuel purchases made by EIA and EA. EHI was a named party in the lawsuit since it was alleged that EHI signed a joint and several guaranty of payment in favor of World Fuel in 2012. In April 2014, we filed an answer, which included certain counterclaims against World

Fuel and certain cross claims against Mr. Delford Smith. At this time, we are not able to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

Stockholder Action

In August 2013, a putative stockholder of ours filed a class and derivative action in the Court of Chancery for the State of Delaware against us, the members of our board of directors, EAC Acquisition Corp., and entities affiliated with ZM Equity Partners, LLC and certain of their affiliates. The plaintiff asserted claims for breach of fiduciary duty and unjust enrichment in connection with the EHI acquisition and requested an award of unspecified monetary damages our stockholders and to the us, disgorgement and restitution, certain other equitable relief, and an award of plaintiff’s costs and disbursements, including legal fees. In October 2013, the defendants moved to dismiss the plaintiff’s complaint on the ground that all of the plaintiff’s claims in reality were derivative in nature and that the plaintiff had failed to allege facts sufficient to excuse pre-suit demand. in December 2013, rather than oppose the motion to dismiss, the plaintiff chose to file an amended complaint. in January 2014, the defendants again moved to dismiss the plaintiff’s amended complaint on the same grounds. In April 2014, the Court denied the defendants’ motion, holding that one aspect of the plaintiff’s claim was direct and that, in any event, the plaintiff had pled facts sufficient to excuse pre-suit demand. Discovery in this matter is ongoing. Although we are unable to predict the final outcome of the proceeding, we believe the allegations lack merit, intend to vigorously defend against them, and believe that the final results will not have a material effect on our consolidated financial position, results of operations, or cash flows.

In addition to the foregoing litigation, we are subject to ongoing litigation and claims as part of our normal business operations. We do not expect that any of these claims will have a material adverse effect on our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.MARKET INFORMATION AND HOLDERS
Our common stock began trading on the NASDAQ Global Market under the symbol "EAC" following our initial public offering in April 2012. Before then, there was no public market for our common stock. As of February 18, 2015, there were 8 holders of record of our common stock. A substantially greater number of holders of our stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Market:

2014	High	Low
Quarter ended December 31	$15.25	$7.88
Quarter ended September 30	$19.25	$11.32
Quarter ended June 30	$19.49	$14.27
Quarter ended March 31	$21.94	$18.02

2013	High	Low
Quarter ended December 31	$21.85	$14.77
Quarter ended September 30	$21.89	$14.10
Quarter ended June 30	$29.42	$16.35
Quarter ended March 31	$16.52	$8.45

2012	High	Low
Quarter ended December 31	$8.44	$6.90
Quarter ended September 30	$7.71	$5.35
Quarter ended June 30 (1)	$8.50	$6.32

(1)	These prices represent the period from April 10, 2012, the date on which our common stock began trading on the NASDAQ Global Market, through June 30, 2012.
STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock from April 10, 2012 (the date of our initial public offering) to December 31, 2014, with the cumulative total returns of the NASDAQ Composite Index, S&P 500 Index and S&P Aerospace and Defense Index over the same period. The comparison assumes $100 was invested in shares of our common stock on April 10, 2012. The historical stock price performance shown on this graph is not necessarily indicative of future performance.

## COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN(1)

Among Erickson Incorporated, the NASDAQ Composite Index, the S&P 500 Index, and the S&P Aerospace & Defense Index

$350
$300
$250
$200
$150
$100
$50
$0
4/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
Erickson Incorporated
NASDAQ Composite
S&P 500
S&P Aerospace & Defense

(1)	$100 invested on April 10, 2012 in stock or March 31, 2012 in index, including reinvestment of dividends. Fiscal year ending December 31.

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

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our summary consolidated financial and other data. We derived our summary consolidated financial and other data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 from our audited consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K. We derived our summary consolidated financial and other data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 from our audited consolidated financial statements which are not included in this Form 10-K.

Our summary consolidated financial and other data are not necessarily indicative of our future performance. The data provided in this table are only a summary and do not include all of the data contained in our consolidated financial statements. Accordingly, this table should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and related notes contained elsewhere in this Form 10-K and the sections of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

(Dollars in thousands, except share and per share amounts)	Year Ended December 31, 2014	Year Ended December 31, 2013(1)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Consolidated Statements of Comprehensive Income (Loss) Data:
Net revenues:
Government	$247,981	$221,581	$105,858	$97,165	$74,151
Commercial	98,628	96,640	74,966	55,604	44,089
Total Revenues	346,609	318,221	180,824	152,769	118,240
Cost of revenues:
Government	86,172	75,432	41,222	33,470	25,957
Commercial	43,246	43,099	32,062	31,275	28,073
Non-allocated	134,027	103,577	46,121	42,551	34,974
Total cost of revenues	263,445	222,108	119,405	107,296	89,004
Gross profit	83,164	96,113	61,419	45,473	29,236
Operating expenses:
General and administrative	26,494	37,366	17,232	13,023	14,105
Research and development	3,782	4,000	4,683	4,827	6,400
Selling and marketing	9,286	7,755	6,071	9,940	6,987
Restructuring charges	—	—	—	1,084	—
Impairment of goodwill	21,272	—	—	—	—
Total operating expenses	60,834	49,121	27,986	28,874	27,492
Operating income	22,330	46,992	33,433	16,599	1,744
Other income (expense):
Interest expense, net	(35,800)	(25,175)	(6,990)	(9,150)	(4,865)
Loss on early extinguishment of debt	—	(215)	—	—	(2,265)
Other income (expense), net(2)	(1,193)	(5,616)	(594)	3,885	(6,193)
Total other income (expense)	(36,993)	(31,006)	(7,584)	(5,265)	(13,323)
Net income (loss) before taxes and noncontrolling interest	(14,663)	15,986	25,849	11,334	(11,579)
Income tax expense (benefit)(3)	(4,432)	6,120	10,213	(4,926)	(3,544)
Net income (loss)	(10,231)	9,866	15,636	16,260	(8,035)
Less: Net income related to noncontrolling interest	(61)	(209)	(406)	(390)	(216)
Net income (loss) attributable to Erickson Incorporated	(10,292)	9,657	15,230	15,870	(8,251)
Dividends on Redeemable Preferred Stock(4)	—	—	2,795	9,151	7,925
Net income (loss) attributable to common stockholders	$(10,292)	$9,657	$12,435	$6,719	$(16,176)
Net income (loss)	$(10,231)	$9,866	$15,636	$16,260	$(8,035)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,658)	(107)	136	(402)	45
Comprehensive income (loss)	$(12,889)	$9,759	$15,772	$15,858	$(7,990)
Earnings (loss) per share attributable to common stockholders
Basic	$(0.75)	$0.86	$1.78	$6,718.57	$(16,176.47)
Diluted	$(0.75)	$0.82	$1.78	$6,718.57	$(16,176.47)
Weighted average shares outstanding
Basic	13,800,494	11,221,005	6,981,027	1,000	1,000
Diluted	13,800,494	11,834,506	6,981,027	1,000	1,000

(Dollars in thousands)	As of December 31, 2014	As of December 31, 2013(1)	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,097	$1,881	$1,468	$268	$1,928
Aircraft, aircraft support parts, net, and property, plant and equipment, net	386,449	363,257	214,389	185,916	156,098
Working capital(5)	16,480	7,072	(65,508)	5,560	(12,655)
Total assets	705,521	727,305	256,823	233,911	203,703
Total debt(6)	461,234	439,246	97,876	130,570	93,894
Series A Redeemable Preferred Stock(7)	—	—	—	66,161	57,010
Stockholders' equity:
Common stock	1	1	1	1	1
Total stockholders' equity	181,013	192,907	105,368	(9,145)	(15,598)

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013(1)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Consolidated Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$13,984	$(24,792)	$28,158	$(20,723)	$(8,430)
Investing activities	(30,120)	(282,935)	(21,492)	(13,083)	(5,017)
Financing activities	21,494	307,888	(5,446)	32,759	11,057

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013(1)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Other Financial Data:
Gross margin %	24.0%	30.2%	34.0%	29.8%	24.7%
Operating margin %	6.4%	14.8%	18.5%	10.9%	1.5%
EBITDA(8)	$58,412	$76,347	$55,268	$45,283	$6,130
Adjusted EBITDA(9)	$83,753	$90,881	$56,913	$42,083	$19,471
Adjusted EBITDAR(10)	$103,951	$104,886	$56,913	$42,083	$19,471

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

EBITDA, Adjusted EBITDA and Adjusted EBITDAR are supplemental measures of our performance that are not required by or presented in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA and Adjusted EBITDAR are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to revenue, net income (loss), cash flow, or any other performance measure derived in accordance with U.S. GAAP. Our presentation of EBITDA, Adjusted EBITDA and Adjusted EBITDAR may not be comparable to similarly titled measures of other companies. A reconciliation of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDAR is provided below.

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
EBITDA, Adjusted EBITDA and Adjusted EBITDAR Reconciliation:
Net income (loss) attributable to Erickson Incorporated	$(10,292)	$9,657	$15,230	$15,870	$(8,251)
Interest expense, net	35,800	25,175	6,990	9,150	4,865
Tax expense (benefit)	(4,432)	6,120	10,213	(4,926)	(3,544)
Depreciation and amortization	34,903	33,328	21,661	24,314	12,357
Amortization of debt issuance costs	2,433	2,067	1,174	875	703
EBITDA	$58,412	$76,347	$55,268	$45,283	$6,130
Acquisition and integration related expenses	1,687	10,383	—	—	—
Non-cash unrealized mark-to-market foreign exchange gains (losses)	387	(309)	322	(1,819)	905
Non-cash charges from awards to employees of equity interests	861	792	2,118	—	—
Management fees(1)	—	—	—	—	165
Loss on early extinguishment of debt	—	215	—	—	2,265
Interest related to tax contingencies	10	13	—	(2,745)	495
Litigation expense	—	—	—	1,390	2,000
Legal settlements	—	—	—	—	11,600
Non-cash goodwill impairment loss	21,272	—	—	—	—
Restructuring costs	1,482	—	—	—	—
Other non-cash gains, net(2)(4)	(358)	(1)	(795)	(26)	(4,089)
Loss on sale of EIA note(5)	—	3,441	—	—	—
Adjusted EBITDA(3)	$83,753	$90,881	$56,913	$42,083	$19,471
Aircraft lease expenses	20,198	14,005	—	—	—
Adjusted EBITDAR	$103,951	$104,886	$56,913	$42,083	$19,471

(1)	Fees paid to a previous stockholder pursuant to a management agreement that terminated in 2010.

(2)	2010 amount includes a $4.2 million net adjustment related to an Aircrane accident in 2010.

(3)
As part of the amendments to our credit agreement on June 30, 2011, the $10.0 million in unsecured subordinated promissory notes are included, with limitation, as an addition to Adjusted EBITDA in 2010. Such amounts have been excluded from this table for presentation purposes.

(4)	2012 amount includes $0.8 million related to the removal of the CRA reserve that was included as an add back for the fourth quarter 2010 expenses.

(5)
While the sale of the EIA note is not included in the definition of Adjusted EBITDA and Adjusted EBITDAR as described above, we believe this amount should be added to the calculation for EBITDA, Adjusted EBITDA, and Adjusted EBITDAR to provide us with a more comparable measure for managing our business.

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

This overview summarizes the MD&A, which includes the following sections:

•
Year in Review - highlights from 2014 outlining some of the major events that happened during the year, how they affected our financial performance and how our aircraft fleet has changed over the year.

•	Overview of the Business - a review of our business and our business operating segments.

•
Trends and Uncertainties Affecting our Business - some of the known trends, demands, events, and uncertainties that had material effects on the results of operations for the three years presented in our consolidated financial statements or are reasonably likely to have material effects in the future.

•
Results of Operations - an in-depth analysis of the results of our operations for the three years presented in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of comprehensive income. Financial and statistical data is also included here. This section includes forward-looking statements regarding our view of 2015.

•
Liquidity and Capital Resources - an analysis of cash flows and sources and uses of cash, including some of the known trends, demands, events, and uncertainties that will or are reasonably likely to have a material impact on our liquidity and capital resources.

•
Contractual Obligations and Off-balance Sheet Arrangements - an overview of contractual obligations and off-balance-sheet arrangements outstanding as of December 31, 2014, including our expected contractual obligations payment schedule.

•
Critical Accounting Policies and Estimates - critical accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

YEAR IN REVIEW

Accomplishments in 2014 and Recent Highlights

•
In March 2014, we signed a four-year contract with Hunt Oil Exploration and Production Company of Peru, L.L.C. Sucursal de Peru (“Hunt Oil”), under which we will provide one S-64 Aircrane and one Bell 214ST for year-round use.

•	In June 2014, we completed a sale-leaseback transaction, under which we sold an S-64 Aircrane for a total purchase price of $24.7 million.

•	In September 2014, we signed a five-year contract with the City of Los Angeles for the provision of aerial firefighting services.

•	In September 2014, we were awarded an option period extension with the United States Navy’s Military Sealift Command for the provision of aerial transport services for the Pacific Fleet.

•
In October 2014, we signed a two-year contract with Agip Oil Ecuador, a subsidiary of Eni SpA, under which it will provide one S-64 Aircrane and one Bell 214ST medium lift helicopter for use in oil exploration in Ecuador.

•	In January 2015, we entered into a new, two-year agreement with PetroRio (formerly HRT), our first near-shore platform support contract.

•
In February 2015, we entered into an exclusive MRO relationship with Bell Helicopter, a division of Textron, Inc. (NYSE:TXT), to provide parts and maintenance support for approximately 50 aircraft in the globally deployed fleet of Bell 214-ST and 214-B helicopters.

•
In February 2015 we received a production certificate from the FAA to manufacture engine parts for the Pratt & Whitney JT12 and JFTD12 engines. This certificate establishes the Company as the OEM for these engines and allows us to manufacture and sell engine parts to external customers.

•	We experienced no aircraft accidents, maintained our SHARP certification, and maintained zero findings on all FAA certificates.

•
As of January 1, 2015, we reorganized into four business units aligned by end market: Government Aviation Services, Commercial Aviation Services, Oil & Gas Aviation Services and Manufacturing & MRO. This reorganization enables operational streamlining, enhanced competitiveness and accountability throughout the organization.

•
On March 3, 2015, Udo Rieder informed the board of directors that he will retire from his positions as President and Chief Executive Officer of the Company and as a member of the board of directors, effective March 31, 2015. The board of directors has appointed Jeffrey Roberts, 54, as the Company’s President and Chief Executive Officer, effective April 1, 2015.

Financial Highlights – 2014 Compared to 2013

Our revenue for 2014 was $346.6 million, or $28.4 million higher than 2013. This 8.9% increase was primarily driven by acquisitions of EHI and Air Amazonia. Operating income was $22.3 million, a decrease of $24.7 million as compared to $47.0 million income in 2013. Net loss attributable to Erickson for the year ended December 31, 2014 was $10.3 million, as compared to income of $9.7 million in 2013, a decrease of $19.9 million. Adjusted EBITDA for 2014 decreased 7.8% to $83.8 million as compared to $90.9 million in the prior year and 2014 adjusted EBITDAR decreased 0.9% to $104.0 million as compared to $104.9 million in the prior year. See “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EBITDAR to their most directly comparable GAAP financial measures.

Our heavy lift fleet utilization (calculated as the number of days on contract as a percentage of total available days) was 62.7% in 2014 compared to 66.5% in 2013. Our medium and light rotary wing fleet utilization was relatively consistent at 45.5% in 2014 compared to 46.0% for 2013. Our fixed-wing fleet utilization was 33% for 2014 compared to 50% for 2013.

Aircraft Fleet

As of December 31, 2014, we owned a fleet of 19 heavy lift helicopters, comprised of 13 S-64E and six S-64F model Aircranes, and 35 medium and light lift aircraft of varying model types, comprised of 28 rotor wing aircraft and seven fixed-wing aircraft. As of December 31, 2014, we leased a fleet of one heavy lift, 31 medium and light lift aircraft of varying types, comprised of 26 rotary wing aircraft and five fixed-wing aircraft. Our fleet operations span the globe with a presence on six continents. As of December 31, 2014, 21 of the owned aircraft and 20 of the leased aircraft were deployed outside of North America.

As of December 31, 2014, we operated a fleet of 86 Aircraft, 62 of which were providing aerial services for our customers during the year. Aircraft fleet size and utilization are major drivers of our revenues. Throughout the course of any year we may remove aircraft from service for maintenance or for sale, or add aircraft to the fleet through our own production or through a purchase or lease. Of the total aircraft in our fleet as of December 31, 2014, 20 were Aircranes, none of which are in the process of heavy maintenance. As of December 31, 2014 there was one aircraft being remanufactured with an expected completion date in the second quarter of 2016. As of December 31, 2014, a total of 71 out of our 86 aircraft were air-worthy and available to be on contract with customers.

The following table presents the changes in aircraft employed in our fleet as of December 31, 2012, 2013, and 2014:

	Aircraft	Total Aircraft Employed
Aircraft in our fleet as of December 31, 2012		21
Aircraft transferred from inventory	2
Aircraft removed from fleet for maintenance	(1)
Aircraft purchased as part of the EHI acquisition	28
Aircraft purchased as part of the Air Amazonia acquisition	6
Aircraft leased as part of the EHI acquisition	35
Aircraft leased subsequent to the EHI acquisition	1
Aircraft returned to the lessor during the period	(2)
Aircraft in our fleet as December 31, 2013		90
Aircraft purchased	2
Aircraft returned to lessor	(2)
Aircraft sold	(4)
Aircraft in our fleet at December 31, 2014		86

The following table presents the type and model of the aircraft portfolio in our fleet as of December 31, 2014:

	Rotor Wing
	Heavy Lift	Medium Lift	Light Lift	Fixed Wing
Aircraft:
Erickson S-64F	7
Erickson S-64E	13
Eurocopter Puma/Super Puma		15
Bell 212		7
Bell 214ST		12
Bell 412		5
Sikorsky S-61		2
Bell 206			5
Eurocopter AS350/BO105			8
Lear Jet 35				1
CASA 212				6
Beechcraft 1900D				5
	20	41	13	12

OVERVIEW OF THE BUSINESS
We are a leading global provider of aviation services to a worldwide mix of Commercial and Government customers. As of December 31, 2014 we operated a diverse fleet of 86 rotary-wing and fixed-wing aircraft, including a fleet of 20 heavy-lift S-64 Aircranes. Our fleet supports a variety of Government and Commercial customers, across a broad range of aerial services, including critical supply and logistics for deployed military forces, humanitarian relief, firefighting, timber harvesting, infrastructure construction, and crewing. We also maintain a vertically-integrated manufacturing capability for the Aircrane, related components, and other aftermarket support and maintenance, repair, and overhaul services for the Aircrane and other aircraft. We typically lease our aircraft to customers for specific missions, with customers generally paying for the aircraft, maintenance, and crewing services, and in some cases, fuel expense. Within our fleet we have 20 Aircranes, versatile and powerful heavy-lift helicopters that we manufacture in-house. The Aircrane has two models, the S-64E and the S-64F, and our fleet of 20 contains 13 and 7 of each model respectively, making us the largest operator of Aircranes in the world. The Aircrane has a lift capacity of up to 25,000 pounds and is the only commercial aircraft built specifically as a flying crane, without a fuselage for internal loads. It is also unique in that it is the only commercial heavy-lift helicopter with a rear load-facing cockpit, combining an unobstructed view and complete aircraft control for precision lift and load placement capabilities.

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

During the year ended December 31, 2014, 29.8% of our net revenues were generated in the United States and 70.2% were generated outside of the United States.
Prior to our acquisition of EHI, our reportable operating segments were Aerial Services, which consisted of firefighting, timber harvesting, infrastructure construction, and crewing, and Manufacturing/MRO, which consisted of aftermarket support and maintenance, repair, and overhaul services for the Aircrane and other aircraft and the remanufacture of Aircranes and related components.Following our acquisition of EHI, we established new reportable operating segments to assess performance by type of customer, Government and Commercial. We used these segments through the year ended December 31, 2014. Our Government segment was comprised primarily of contracts with various governmental authorities who used our services for firefighting, defense and security, transportation and other government related activities. Our Commercial segment was comprised primarily of timber harvesting, infrastructure construction, and manufacturing/ MRO contracts. On January 1, 2015, as a result of an organizational restructuring, we established new reportable operating segments to assess performance by type of customer and end market: Government Aviation Services, Commercial Aviation Services, Oil & Gas Aviation Services and Manufacturing & MRO, which we will be using for reporting period ending after January 1, 2015.

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

•
Firefighting. We generally charge a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. We have both domestic and international contracts, which may be exclusive-use or call-when-needed in nature. Exclusive-use contracts denote that we are obligated to provide, and our customer is obligated to take and pay for, the use of our services. Call-when-needed contracts are contracts with pre-negotiated terms under which we may elect to provide services if requested.

•
Defense and Security. We generally charge a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. We have both domestic and international contracts, but the majority of our defense and security related work is performed outside of the U.S.

•
Transportation and Other Government-Related Activities. This line of service captures several types of government services including transportation of items for various government entities that are not defense or security related, crewing and/or CPH for government customers, as well as other government-related services. Crewing services are typically for customers who have purchased an Aircrane but lack trained or certified operating personnel related to the Aircrane. We offer pilots and field maintenance crews under our crewing services. For government customers who desire better predictability and stability in their aircraft operating costs, we offer CPH contracts in which we provide major components and rotable parts at a fixed cost per flight hour.

Commercial. Our Commercial revenue is derived primarily from timber harvesting, infrastructure construction, and Manufacturing/ MRO.

•	Timber Harvesting. We generally operate on either an hourly rate structure or on a per cubic meter of high grade timber delivered basis. We serve a variety of private customers in North America.

•
Infrastructure Construction. Our infrastructure construction operations vary from short-term construction jobs (generally one to five days in duration) to longer-term jobs (several months or years in duration) within the oil and gas, construction, energy transmission, and energy generation industries.

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

In our Central Point, Oregon facility we have the capability to remanufacture Aircranes on existing S-64 and CH-54 airframes for either resale or to induct into our fleet, and this remains a core business competency. Customers who identify a year-round or otherwise critical application for an Aircrane may find it advantageous to own an Aircrane rather than lease our fleet’s services. We have sold nine Aircranes since 2002, and subsequently re-purchased one of these Aircranes in 2012. While we continue to pursue Aircrane sales and will make sales strategically when opportunities arise, we do not rely on Aircrane sales as an essential part of our business planning.

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

TRENDS AND UNCERTAINTIES AFFECTING OUR BUSINESS

Afghanistan and Other DoD Contracts. The United States government has announced plans to reduce its military activities in Afghanistan in 2014 and beyond, although the exact timing and number of troops to be withdrawn is not entirely understood at this time. This reduction has had and will likely continue to have a negative impact on our overall Government revenue. As a result of the already reduced level of flight activity in the Afghanistan region, we have seen increased pressure from our competitors in connection with new DoD contracts in other regions of the world where we operate, which we believe may negatively impact our pricing with respect to some of the new DoD contracts on which we bid. In addition, our end-customer in the Philippines has indicated that certain portions or all of the contracted work in that region will be progressively concluding by the middle of 2015. While we do not yet fully understand the magnitude of this reduction in service levels, this uncertainty may have a negative impact on the Government segment of our business. As the number of the aircraft being utilized by our DoD customers changes, we will actively manage our leased aircraft portfolio. If we are not successful, the fixed lease costs may negatively impact our margins.

Effect of 2007 Acquisition. We were acquired on September 27, 2007, in which the buyers acquired 100% of our outstanding common stock for $93.1 million, which amount included direct acquisition costs of $3.4 million. The acquisition was accounted for as a purchase in accordance with the Financial Accounting Standard Board’s (‘‘FASB’’) ASC No. 805, Business Combinations. As a result, we allocated the purchase price to the assets acquired and the liabilities assumed at the date of the acquisition based on their estimated fair value as of the closing date. The difference between the aggregate purchase price and the estimated fair value of the assets acquired and liabilities assumed was approximately $553.7 million. Our management determined that the fair value of the various assets acquired and liabilities assumed was $646.8 million on the date of acquisition and that, based in part on a valuation provided by an independent third party as required by U.S. GAAP in connection with such determination, the fair value of the 18 Aircranes in our fleet on the date of acquisition was $317.7 million. The negative goodwill was used to reduce the value of Aircranes and support parts and other property, plant and equipment. As a result of this adjustment, the cost of revenues in each of the successor periods included in this Form 10-K reflects the lower carrying value of our aircraft support parts that we have sold or used in our maintenance, repair, and overhaul operations. The aggregate effect of the purchase accounting adjustment with respect to our inventory was approximately $39.8 million from the date of acquisition through December 31, 2014. Based on our past experience and historical inventory usage patterns, we expect to largely realize the benefit of the approximately $3.4 million remaining fair value purchase accounting adjustment to aircraft support parts over the next one year as we sell and use our legacy inventory. Our legacy inventory consists of aircraft parts and components purchased over multiple years for which there is no liquid market; therefore, there is no guarantee that we will be able to purchase new inventory at the carrying values of our legacy inventory currently reflected on our balance sheet.

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

We have expanded our aircraft sales business to include the sale of other types of aircraft to various customers through the addition of our Erickson Trade group. The Erickson Trade group is focused on selling both aircraft and inventory held by the company as well as aircraft and inventory acquired for sale. During 2014, the Erickson Trade group completed sales of four aircraft.

Costs Associated with our Financing Arrangements. We are a highly leveraged company and, as a result, have significant debt service obligations. We are subject to financial covenants under our Revolving Credit Facility and 2020 Senior Notes. We were in compliance with our financial covenants at December 31, 2014 and December 31, 2013. Our ability to service our debt and comply with the financial covenants under our Revolving Credit Facility and 2020 Senior Notes is subject to various risks and uncertainties, and among other factors may be adversely affected by any of the following:

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

Greece Receivable. As of December 31, 2014, included within our other non-current assets balance was $5.4 million (€4.4 million) due from the Hellenic Fire Brigade for final payment of firefighting services performed in 2011. In 2012, the Greek taxing authorities asserted that we had a permanent establishment in Greece for 2011 and 2010, which would require us to file Greek tax returns and pay related taxes. The Hellenic Fire Brigade is withholding payment to us until a resolution is made regarding our permanent establishment status. No formal tax assessments have been made, and we are continuing to pursue various options to settle this dispute. As of December 31, 2014, we recorded an unrecognized tax benefit of $8.0 million for potential income taxes and included $2.3 million for penalties that may be due if we are determined to have a permanent establishment within Greece. Payment of tax in this foreign jurisdiction would result in a foreign tax credit in the United States, which we have included in our deferred assets. For the year ended December 31, 2014 we recognized $0.7 million for potential penalties associated with the tax liability for Greece.

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

Fluctuations in our Mix of Services. We derive a majority of our total revenues from our Government segment, which is composed of revenues from firefighting, defense and security, and transport and other government-related activities. The margins we make on these activities vary substantially by contract and may vary from year to year, and the amount of our flight hours dedicated to these activities can also vary from year to year. The margins may also differ between the Government and Commercial segment of our business. For example, in 2014 our Government segment generated average revenues per flight hour for firefighting and defense and security of $28,888 and $11,799, respectively, compared to $24,500 and $9,425 in 2013. In 2014, our Commercial segment generated average revenues per flight hour for timber harvesting and infrastructure construction of $6,165, and $18,801, respectively, compared to $6,972 and $17,148 in 2013. Changes in the composition of our flight hours for any reason could impact our total revenues. Many of our contracts, particularly firefighting and defense and security contracts contain a daily standby fee as well as an hourly rate based on flight activity. Changes in the composition of daily standby fees relative to the number of hours flown could impact our total revenues.

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

Oil and Gas Commodity Prices. With the changes in crude oil prices we may see increased downward pricing pressure from our existing and prospective customers, which we believe may negatively impact our margins as well as limit our ability to obtain future work. While we do not yet fully understand the magnitude, this uncertainty may have a negative impact on the Commercial segment of our business.

RESULTS OF OPERATIONS

2014 Compared to 2013

The following table presents our consolidated operating results for the year ended December 31, 2014 compared to the year ended December 31, 2013:

(Dollars in thousands)	Year Ended December 31, 2014	% of Revenues	Year Ended December 31, 2013	% of Revenues	Change	% Change(2)
Net revenues:
Government	$247,981	71.5	$221,581	69.6	$26,400	11.9
Commercial	98,628	28.5	96,640	30.4	1,988	2.1
Total Revenues	346,609	100.0	318,221	100.0	28,388	8.9
Cost of revenues:
Government(1)	86,172	34.7	75,432	34.0	10,740	14.2
Commercial(1)	43,246	43.8	43,099	44.6	147	0.3
Non-allocated	134,027	38.7	103,577	32.5	30,450	29.4
Total cost of revenues	263,445	76.0	222,108	69.8	41,337	18.6
Gross profit
Government(1)	161,809	65.3	146,149	66.0	15,660	10.7
Commercial(1)	55,382	56.2	53,541	55.4	1,841	3.4
Non-allocated	(134,027)	(38.7)	(103,577)	(32.5)	(30,450)	29.4
Total gross profit	83,164	24.0	96,113	30.2	(12,949)	(13.5)
Operating expenses:
General and administrative	26,494	7.6	37,366	11.7	(10,872)	(29.1)
Research and development	3,782	1.1	4,000	1.3	(218)	(5.5)
Selling and marketing	9,286	2.7	7,755	2.4	1,531	19.7
Impairment of goodwill	21,272	6.1	—	—	21,272	NM
Total Operating expenses	60,834	17.6	49,121	15.4	11,713	23.8
Operating income (loss)	22,330	6.4	46,992	14.8	(24,662)	(52.5)
Other income (expense)
Interest expense, net	(35,800)	(10.3)	(25,175)	(7.9)	(10,625)	42.2
Loss on early extinguishment of debt	—	—	(215)	(0.1)	215	(100.0)
Other expense, net	(1,193)	(0.3)	(5,616)	(1.8)	4,423	(78.8)
Total other income (expense)	(36,993)	(10.7)	(31,006)	(9.7)	(5,987)	19.3
Net income (loss) before taxes and noncontrolling interest	(14,663)	(4.2)	15,986	5.0	(30,649)	(191.7)
Income tax expense (benefit)	(4,432)	(1.3)	6,120	1.9	(10,552)	(172.4)
Net income (loss)	(10,231)	(3.0)	9,866	3.1	(20,097)	(203.7)
Less: Net income related to noncontrolling interest	(61)	—	(209)	(0.1)	148	(70.8)
Net income (loss) attributable to Erickson Incorporated	$(10,292)	(3.0)	$9,657	3.0	$(19,949)	(206.6)

(1)	Percentage of net revenues of segment.

(2)	We use the abbreviation ‘‘NM’’ throughout this Form 10-K to refer to changes that are not meaningful.

Revenues

Consolidated revenues increased by $28.4 million, or 8.9%, to $346.6 million in the year ended December 31, 2014 from $318.2 million in the year ended December 31, 2013. The increase in revenues was attributable to a $26.4 million increase in Government revenues and a $2.0 million increase in Commercial revenues compared to 2013.

(Dollars in thousands)	Year Ended December 31, 2014	% of Revenues	Year Ended December 31, 2013	% of Revenues	Change	% Change
Net revenues:
Government	$247,981	71.5	$221,581	69.6	$26,400	11.9
Commercial	98,628	28.5	96,640	30.4	1,988	2.1
Total revenues	$346,609	100.0	$318,221	100.0	$28,388	8.9
Government. Government revenues increased by $26.4 million, or 11.9%, to $248.0 million in 2014 from $221.6 million in 2013. This increase was primarily due to the acquisition of EHI and the introduction of defense and security contracts, coupled with higher firefighting revenues, partially offset by a decrease in transport and other government-related services, due to lower revenues associated with our Italian CPH and crewing customer.
Commercial. Commercial revenues increased $2.0 million, or 2.1%, to $98.6 million in 2014 from $96.6 million in 2013. This increase was primarily due to the increase in infrastructure construction in South America primarily due to the acquisition of Air Amazonia during the third quarter of 2013 and other key South American contracts beginning in 2014, partially offset by lower timber harvesting in Canada and Malaysia, as well as lower infrastructure construction in North America.
The following are our revenues and revenue flight hours by type of service for the year ended December 31, 2014 and 2013:

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Change	% Change
Government revenues:
Firefighting	$89,379	$86,266	$3,113	3.6
Defense and security	152,422	124,491	27,931	22.4
Transport and other government-related services	6,180	10,824	(4,644)	(42.9)
Total Government revenues	$247,981	$221,581	$26,400	11.9

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Change	% Change
Commercial revenues:
Timber harvesting	$22,384	$34,631	$(12,247)	(35.4)
Infrastructure construction	60,953	49,301	11,652	23.6
Manufacturing / MRO	12,271	12,708	(437)	(3.4)
Aircraft sales	3,020	—	3,020	NM
Total Commercial revenues	$98,628	$96,640	$1,988	2.1

	Year Ended December 31, 2014	Year Ended December 31, 2013	Change	% Change
Government revenue flight hours:
Firefighting	3,094	3,521	(427)	(12.1)
Defense and security	12,918	13,208	(290)	(2.2)
Transport and other government-related services	319	495	(176)	(35.6)
Total Government flight hours	16,331	17,224	(893)	(5.2)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Change	% Change
Commercial revenue flight hours:
Timber harvesting	3,631	4,967	(1,336)	(26.9)
Infrastructure construction	3,242	2,875	367	12.8
Total Commercial flight hours	6,873	7,842	(969)	(12.4)

Government Revenues

•
Firefighting revenues increased $3.1 million, or 3.6%, to $89.4 million for 2014 from $86.3 million in 2013. This increase was primarily due to revenues generated from our contract in Turkey which was not in place in 2013, partially offset by a decrease in firefighting activity in Australia and Greece. Firefighting flight hours decreased to 3,094 from 3,521 in 2013, primarily due to lower flight hours in North America of 533 hours, Australia of 220 hours, and Greece of 80 hours, partially offset by 410 flight hours on the new contract in Turkey.

•
Defense and security revenues increased to $152.4 million for 2014 from $124.5 million in 2013 due to a full year of results from EHI in 2014 versus eight months of results in 2013, partially offset by decrease due to the de-scoping of DoD activity in Afghanistan and the loss of contract renewals in Central Africa.

•
Transport and other government-related activities revenues decreased $4.6 million, or 42.9%, to $6.2 million for 2014 from $10.8 million in 2013. The decrease was primarily due to the decrease in services being performed on our Italian CPH and crewing contract which ended in June 2013.

Commercial Revenues

•
Timber harvesting revenues decreased $12.2 million, or 35.4%, to $22.4 million in 2014 from $34.6 million in 2013. The decrease in revenues was primarily due to decreased revenues in Malaysia, where we ended our Aircrane logging operations in the second quarter of 2014, coupled with decreased revenues in Canada due to weather and a lack of customer demand for a third Aircrane. Timber harvesting flight hours decreased 1,336 hours to 3,631 in 2014 from 4,967 in 2013. The decrease in flight hours was primarily due to decreased flight hours in Malaysia of 822, coupled with a decrease in Canada of 399.

•
Infrastructure construction revenues increased $11.7 million, or 23.6%, to $61.0 million in 2014 from $49.3 million in 2013. The increase in revenues was primarily due to increased revenues in South American oil and gas infrastructure construction of $18.7 million driven by our acquisition of Air Amazonia and other key South American contracts beginning in 2014, partially offset by a decrease in North American infrastructure construction of $3.7 million driven by weather and project delays. Infrastructure construction flight hours increased 367 hours to 3,242 in 2014 from 2,875 in 2013. The increase in flight hours was primarily due to increased flight hours in North America of 375.

•
Manufacturing / MRO revenues decreased $0.4 million, or 3.4%, to $12.3 million in 2014 from $12.7 million in 2013. The decrease was primarily due to a sale of intellectual property associated with our composite main rotor blade program, which contributed to approximately $4.0 million of MRO sales in the third quarter of 2013, offset by increases due to the sales associated with the EHI acquisition and sales of S-64 parts to our Italian customer.

•
Aircraft sales revenue increased to $3.0 million in 2014 from zero in 2013, due to four aircraft sales completed by the Erickson Trade group in 2014. During the year the Company sold two light lift, one medium lift, and one fixed wing aircraft.

Cost of Revenues

Consolidated cost of revenues increased by $41.3 million, or 18.6%, to $263.4 million for the year ended December 31, 2014 from $222.1 million for the year ended December 31, 2013. The increase was attributable to an increase in non-allocated costs of $30.5 million, an increase of $10.7 million in Government costs and an increase of $0.1 million in Commercial costs for the year ended December 31, 2014 compared to the same period of 2013.

(Dollars in thousands)	Year Ended December 31, 2014	% of Revenues	Year Ended December 31, 2013	% of Revenues	Change	% Change
Cost of revenues:
Government(1)	$86,172	34.7	$75,432	34.0	$10,740	14.2
Commercial(1)	43,246	43.8	43,099	44.6	147	0.3
Non-allocated	134,027	38.7	103,577	32.5	30,450	29.4
Total cost of revenues	$263,445	76.0	$222,108	69.8	$41,337	18.6

(1)	Percent of net revenues of applicable segment

Government Cost of Revenues

Costs of revenues for our Government segment are primarily comprised of venue costs associated with firefighting, defense and security, and transport and other government-related activities. For the year ended December 31, 2014, these costs were $86.2 million, as compared to $75.4 million, for the year ended December 31, 2013. The increase of $10.7 million was primarily due to the addition of the defense and security work associated with the acquisition of EHI, partially offset by decreased costs associated with firefighting. For 2014, cost of revenues were 34.7% of revenues for the segment compared to 34.0% for 2013 primarily due to the addition of EHI, partially offset by decrease in firefighting cost of revenues in Australia and North America and transport and other governmental-related activities primarily related to our Italian crewing customer.

Commercial Cost of Revenues

Costs of revenues for our Commercial segment are primarily comprised of venue costs associated with timber harvesting, infrastructure construction, and MRO / Manufacturing. For the year ended December 31, 2014, these costs were $43.2 million, , as compared to $43.1 million, for 2013. The increase was primarily due to higher fixed venue costs in infrastructure construction coupled with additional costs associated with aircraft sales for the Erickson Trade group, offset by lower venue costs associated with timber harvesting in Malaysia and Canada due to lower level of activity. For 2014, cost of revenues were 43.8% compared to 44.6% for 2013, or an 80 basis points decrease, primarily due to higher start-up costs in South America coupled with fixed costs in Malaysia.

Non-allocated Cost of Revenues
Non-allocated costs of revenues are primarily comprised of costs that are mostly fixed in nature and are shared costs between the segments. These costs are primarily salaries and benefit costs of our pilots and field mechanics, depreciation and amortization costs related to the aircraft, aircraft lease costs, insurance costs and other similar costs. For 2014, these costs were $134.0 million, as compared to $103.6 million for 2013. The increase of $30.5 million was primarily driven by the increased costs associated with operating the EHI and Air Amazonia fleets for a full year in 2014 as compared to a partial year in 2013. Non-allocated cost of revenue as a percentage of revenues increased by 620 basis points to 38.7% from 32.5%, primarily due to an increase in the aircraft lease costs, field maintenance, cost of pilots, and depreciation, and lower benefit from 2007 fair value purchase price accounting adjustment amortization, partially offset by lower insurance and plant period costs.

Gross Profit

Consolidated gross profit decreased by $12.9 million, or 13.5%, to $83.2 million in the year ended December 31, 2014 from $96.1 million in the year ended December 31, 2013. An increase in non-allocated costs of $30.5 million offset a $15.7 million increase in Government gross profit coupled with an increase in Commercial gross profit of $1.8 million.

(Dollars in thousands)	Year Ended December 31, 2014	% of Revenues	Year Ended December 31, 2013	% of Revenues	Change	% Change
Gross profit:
Government(1)	$161,809	65.3	$146,149	66.0	$15,660	10.7
Commercial(1)	55,382	56.2	53,541	55.4	1,841	3.4
Non-allocated	(134,027)	(38.7)	(103,577)	(32.5)	(30,450)	29.4
Total gross profit	$83,164	24.0	$96,113	30.2	$(12,949)	(13.5)

(1)	Percentage of net revenues of applicable segment

Government. Primarily as a result of the factors discussed above, Government gross profit increased by $15.7 million, or 10.7%, to $161.8 million in 2014 from $146.1 million in 2013. Gross profit margin was 65.3% in 2014 compared to 66.0% in 2013.

Commercial. Primarily as a result of the factors discussed above, Commercial gross profit increased by $1.8 million, or 3.4%, to $55.4 million in 2014 from $53.5 million in 2013. Gross profit margin was 56.2% in 2014 compared to 55.4% in 2013.

Non-allocated. Primarily as a result of the factors discussed above, non-allocated costs were $134.0 million in 2014 compared to $103.6 million in 2013.

Operating Expenses

(Dollars in thousands)	Year Ended December 31, 2014	% of Revenues	Year Ended December 31, 2013	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$26,494	7.6	$37,366	11.7	$(10,872)	(29.1)
Research and development	3,782	1.1	4,000	1.3	(218)	(5.5)
Selling and marketing	9,286	2.7	7,755	2.4	1,531	19.7
Impairment of goodwill	21,272	6.1	—	—	21,272	NM
Total operating expenses	60,834	17.6	49,121	15.4	11,713	23.8
Operating income	$22,330	6.4	$46,992	14.8	$(24,662)	(52.5)
Operating expenses increased by $11.7 million, or 23.8%, to $60.8 million in 2014 from $49.1 million in 2013. The increase was primarily due to goodwill impairment associated with EHI partially offset by the decrease in general and administrative costs resulting from lower acquisition and integration costs associated with the additions of EHI and Air Amazonia, as well as lower variable compensation expense in 2014. Selling and marketing costs increased by $1.5 million primarily related to increased costs associated with pursuing new customers.

Other Income (Expense)

(Dollars in thousands)	Year Ended December 31, 2014	% of Revenues	Year Ended December 31, 2013	% of Revenues	Change	% Change
Other income (expense)
Interest expense, net	$(35,800)	(10.3)	$(25,175)	(7.9)	$(10,625)	42.2
Loss on early extinguishment of debt	—	—	(215)	(0.1)	215	(100.0)
Other expense, net	(1,193)	(0.3)	(5,616)	(1.8)	4,423	(78.8)
Total other expense	$(36,993)	(10.7)	$(31,006)	(9.7)	$(5,987)	19.3
Total other expense increased by $6.0 million to $37.0 million of net expense in 2014 from $31.0 million of net expense in 2013. Interest expense, net increased by $10.6 million to $35.8 million in 2014, from $25.2 million in 2013, primarily due to an increase in our average outstanding borrowings due to senior credit notes outstanding for the full year in 2014 as compared to 8 months in 2013. Other expense, net decreased by $4.4 million to $1.2 million in 2014 from $5.6 million in 2013 due to the factors described below.

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$(387)	$309	$(696)
Realized foreign exchange gain (loss)	(42)	(172)	130
Amortization of debt issuance costs	(2,433)	(2,067)	(366)
Interest expense related to tax contingencies	(10)	(13)	3
Gain on involuntary conversion	308	—	308
Gain on disposal of equipment	358	1	357
Other income (expense), net	1,013	(3,674)	4,687
Other expense, net	$(1,193)	$(5,616)	$4,423

Other expense, net decreased by $4.4 million to $1.2 million of expense in 2014 from $5.6 million of expense in 2013. The decrease was primarily due to a decrease in other income (expense), net from $3.7 million of expense in 2013 to $1.0 million of other income in 2014, primarily related to the satisfaction of the return to service obligation in the fourth quarter of 2014, as well as the sale of a note receivable from EIA which resulted in a loss of $3.4 million in 2013. The remaining decrease was related to an increase in gain on disposal of equipment of $0.4 million, gain on involuntary conversion of $0.3 million related to an insurance settlement, and decrease in realized foreign exchange gain (loss) of $0.1 million, partially offset by an increase in unrealized foreign exchange loss of $0.7 million associated with foreign exchange rate fluctuations for the Australian Dollar and Euro, as well as an increase in amortization of debt issuance costs of $0.4 million resulting from the addition of the 2020 Senior Notes offering and the new Revolving Credit Facility agreement entered into during 2013.

Income Tax Expense (Benefit)

(Dollars in thousands)	Year Ended December 31, 2014	% of Revenues	Year Ended December 31, 2013	% of Revenues	Change	% Change
Net income (loss) before income taxes and noncontrolling interest	$(14,663)	(4.2)	$15,986	5.0	$(30,649)	(191.7)
Income tax expense (benefit)	(4,432)	(1.3)	6,120	1.9	(10,552)	(172.4)
Net income (loss)	$(10,231)	(3.0)	$9,866	3.1	$(20,097)	(203.7)

Income tax expense (benefit) changed by $10.6 million to a $4.4 million benefit in the year ended December 31, 2014 as compared to a $6.1 million expense for the same period of 2013. The change in tax expense was primarily due to a $30.6 million increase in net losses before income taxes mainly due to a goodwill impairment of $21.3 million recognized during 2014.

Net Loss Attributable to Erickson Incorporated

(Dollars in thousands)	Year Ended December 31, 2014	% of Revenues	Year Ended December 31, 2013	% of Revenues	Change	% Change
Net income (loss)	$(10,231)	(3.0)	$9,866	3.1	$(20,097)	(203.7)
Less: Net (income) loss related to noncontrolling interest	(61)	—	(209)	(0.1)	148	(70.8)
Net income (loss) attributable to Erickson Incorporated	$(10,292)	(3.0)	$9,657	3.0	$(19,949)	(206.6)
Net income (loss) attributable to Erickson decreased by $19.9 million to a $10.3 million loss in the year ended December 31, 2014 from $9.7 million income in the year ended December 31, 2013, primarily due to the changes in revenues, expenses, and taxes discussed above. As there were no dividends during either the year ended December 31, 2014 or 2013, net loss attributable to common stockholders was also $10.3 million for the year ended December 31, 2014 and $9.7 million income for the year ended December 31, 2013.

2013 Compared to 2012
The following table presents our consolidated operating results for the year ended December 31, 2013 compared to the three months ended December 31, 2012:

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change(2)
Net revenues:
Government	$221,581	69.6	$105,858	58.5	$115,723	109.3
Commercial	96,640	30.4	74,966	41.5	21,674	28.9
Total Revenues	318,221	100.0	180,824	100.0	137,397	76.0
Cost of revenues:
Government(1)	75,432	34.0	41,222	38.9	34,210	83.0
Commercial(1)	43,099	44.6	32,062	42.8	11,037	34.4
Non-allocated	103,577	32.5	46,121	25.5	57,456	124.6
Total cost of revenues	222,108	69.8	119,405	66.0	102,703	86.0
Gross profit
Government(1)	146,149	66.0	64,636	61.1	81,513	126.1
Commercial(1)	53,541	55.4	42,904	57.2	10,637	24.8
Non-allocated	(103,577)	(32.5)	(46,121)	(25.5)	(57,456)	124.6
Total gross profit	96,113	30.2	61,419	34.0	34,694	56.5
Operating expenses:
General and administrative	37,366	11.7	17,232	9.5	20,134	116.8
Research and development	4,000	1.3	4,683	2.6	(683)	(14.6)
Selling and marketing	7,755	2.4	6,071	3.4	1,684	27.7
Total Operating expenses	49,121	15.4	27,986	15.5	21,135	75.5
Operating income	46,992	14.8	33,433	18.5	13,559	40.6
Other income (expense)
Interest expense, net	(25,175)	(7.9)	(6,990)	(3.9)	(18,185)	260.2
Other expense, net	(5,831)	(1.8)	(594)	(0.3)	(5,237)	NM
Total other income (expense)	(31,006)	(9.7)	(7,584)	(4.2)	(23,422)	NM
Net income before taxes and noncontrolling interest	15,986	5.0	25,849	14.3	(9,863)	(38.2)
Income tax expense	6,120	1.9	10,213	5.6	(4,093)	(40.1)
Net income	9,866	3.1	15,636	8.6	(5,770)	(36.9)
Less: Net (income) related to noncontrolling interest	(209)	(0.1)	(406)	(0.2)	197	(48.5)
Net income attributable to Erickson Incorporated	9,657	3.0	15,230	8.4	(5,573)	(36.6)
Dividends on Series A Redeemable Preferred Stock	—	—	2,795	1.5	(2,795)	(100.0)
Net income attributable to common stockholders	$9,657	3.0%	$12,435	6.9	$(2,778)	(22.3)

(1)	Percentage of net revenues of segment.

(2)	We use the abbreviation ‘‘NM’’ throughout this Form 10-K to refer to changes that are not meaningful.

Revenues

Consolidated revenues increased by $137.4 million, or 76.0%, to $318.2 million in 2013 from $180.8 million in 2012. The increase in revenues was attributable to a $115.7 million increase in Government revenues and $21.7 million increase in Commercial revenues compared to 2012.

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

Commercial. Commercial revenues increased $21.7 million, or 28.9%, to $96.6 million in 2013 from $75.0 million in 2012. This increase was primarily due to the increase in infrastructure construction of $18.1 million, coupled with an increase in timber harvesting of $2.6 million.
The following are our revenues and revenue flight hours by type of service for 2013 and 2012:

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Change	% Change
Government revenues:
Firefighting	$86,266	$82,211	$4,055	4.9
Defense and security	124,491	—	124,491	NM
Transport and other government-related services	10,824	23,647	(12,823)	(54.2)
Total Government revenues	$221,581	$105,858	$115,723	109.3

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Change	% Change
Commercial revenues:
Timber harvesting	$34,631	$32,039	$2,592	8.1
Infrastructure construction	49,301	31,201	18,100	58.0
Manufacturing / MRO	12,708	11,726	982	8.4
Total Commercial revenues	$96,640	$74,966	$21,674	28.9

	Year Ended December 31, 2013	Year Ended December 31, 2012	Change	% Change
Government revenue flight hours:
Firefighting	3,521	3,723	(202)	(5.4)
Defense and security	13,208	—	13,208	NM
Transport and other government-related services	495	1,375	(880)	(64.0)
Total Government flight hours	17,224	5,098	12,126	237.9

	Year Ended December 31, 2013	Year Ended December 31, 2012	Change	% Change
Commercial revenue flight hours:
Timber harvesting	4,967	4,527	440	9.7
Infrastructure construction	2,875	2,450	425	17.3
Total Commercial flight hours	7,842	6,977	865	12.4

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

•	Defense and security revenues increased $124.5 million for 2013 from zero in 2012 due to the acquisition of EHI.

•
Transport and other government-related activities revenues decreased $12.8 million, or 54.2%, to $10.8 million for 2013 from $23.6 million in 2012. The decrease was primarily due to the decrease in services being performed for our largest Italian customer as compared to 2012.

Commercial Revenues

•
Timber harvesting revenues increased $2.6 million, or 8.1%, to $34.6 million from $32.0 million in 2012. The increase in revenues was primarily due to increased revenues in Canada of $3.4 million partially offset by a decrease in revenues for our Malaysian customers of $0.6 million. Timber harvesting flight hours increased 440 hours to 4,967 from 4,527 in 2012. The increase in flight hours was primarily due to increased flight hours in Canada of 582, partially offset by a decrease in flight hours for our Malaysian customers of 106.

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

Gross Profit

Consolidated gross profit increased by $34.7 million, or 56.5%, to $96.1 million in 2013 from $61.4 million in 2012. The increase was attributable to an increase in Government gross profit of $81.5 million and an increase in Commercial gross profit of $10.6 million, partially offset by an increase in non-allocated costs of $57.5 million.

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change
Gross profit:
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

Operating Expenses

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$37,366	11.7	$17,232	9.5	$20,134	116.8
Research and development	4,000	1.3	4,683	2.6	(683)	(14.6)
Selling and marketing	7,755	2.4	6,071	3.4	1,684	27.7
Total operating expenses	49,121	15.4	27,986	15.5	21,135	75.5
Operating income	$46,992	14.8	$33,433	18.5	$13,559	40.6

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

Other Income (Expense)

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change
Other income (expense)
Interest expense, net	$(25,175)	(7.9)	$(6,990)	(3.9)	$(18,185)	260.2
Other expense, net	(5,831)	(1.8)	(594)	(0.3)	(5,237)	NM
Total other expense	$(31,006)	(9.7)	$(7,584)	(4.2)	$(23,422)	NM

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

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$309	$(322)	$631
Realized foreign exchange gain (loss)	(172)	788	(960)
Amortization of debt issuance costs	(2,067)	(1,174)	(893)
Interest expense related to tax contingencies	(13)	—	(13)
Gain on disposal of equipment	1	(5)	6
Loss on early extinguishment of debt	(215)	—	(215)
Other income (expense), net	(3,674)	119	(3,793)
Total other expense, net	$(5,831)	$(594)	$(5,237)

Other income (expense), net increased by $5.2 million to $5.8 million of other expense in 2013 from $0.6 million of other expense in 2012. The increase in net expense was primarily due to the sale of a note receivable from EIA which resulted in a loss of $3.4 million and an increase in the amortization of debt issuance costs of $0.9 million resulting from the addition of the 2020 Senior Notes offering and the new Revolving Credit Facility agreement entered into during 2013. The early extinguishment of our previous revolving credit facility resulted in a loss of $0.2 million for 2013.

Income Tax Expense (Benefit)

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change
Net income before income taxes and noncontrolling interest	$15,986	5.0	$25,849	14.3	$(9,863)	(38.2)
Income tax expense	6,120	1.9	10,213	5.6	(4,093)	(40.1)
Net income	$9,866	3.1	$15,636	8.6	$(5,770)	(36.9)

Income tax expense decreased by $4.1 million to $6.1 million in 2013 from $10.2 million in 2012, primarily due to a decrease of $9.9 million in net income before income taxes and noncontrolling interest as compared to 2012.

Net Loss Attributable to Erickson Incorporated

(Dollars in thousands)	Year Ended December 31, 2013	% of Revenues	Year Ended December 31, 2012	% of Revenues	Change	% Change
Net income	$9,866	3.1	$15,636	8.6	$(5,770)	(36.9)
Less: Net (income) loss related to noncontrolling interest	(209)	(0.1)	(406)	(0.2)	197	(48.5)
Net income attributable to Erickson Incorporated	9,657	3.0	15,230	8.4	(5,573)	(36.6)
Dividends on Redeemable Preferred Stock	—	—	2,795	1.5	(2,795)	(100.0)
Net income (loss) attributable to common stockholders	$9,657	3.0	$12,435	6.9	$(2,778)	(22.3)

Net income (loss) attributable to Erickson Incorporated decreased by $5.6 million to $9.7 million net income in 2013 from $15.2 million net income in 2012, primarily due to the changes in revenues, expenses, and taxes discussed above. Net income (loss) attributable to common stockholders decreased by $2.8 million to net income of $9.7 million in 2013 from net income of $12.4 million in 2012 after accounting for accrued dividends on our Series A Redeemable Preferred Stock.

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

2014 Compared to 2013

The following chart is a condensed presentation of our statement of cash flows for the year ended December 31, 2014 and December 31, 2013 (in thousands):

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Change
Net cash provided by (used in) operating activities	$13,984	$(24,792)	$38,776
Net cash used in investing activities	(30,120)	(282,935)	252,815
Net cash provided by financing activities	21,494	307,888	(286,394)
Foreign-currency effect on cash and cash equivalents	(2,142)	252	(2,394)
Net increase in cash and cash equivalents	3,216	413	2,803
Cash and cash equivalents at beginning of period	1,881	1,468	413
Cash and cash equivalents at end of period	$5,097	$1,881	$3,216

Sources and Uses of Cash

At December 31, 2014, we had cash and cash equivalents of $5.1 million compared to $1.9 million at December 31, 2013. At December 31, 2014, we had restricted cash of $0.6 million compared to $2.9 million at December 31, 2013. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance bonds on certain contracts.

Net cash provided by (used in) operating activities. For the year ended December 31, 2014 net cash provided by operating activities before the change in operating assets and liabilities was $39.2 million, which included net loss of $10.2 million and non-cash adjustments reconciling net loss to net cash provided by operating activities of $49.5 million (depreciation and amortization of $34.9 million, impairment of goodwill of $21.3 million, amortization of debt issuance costs of $2.4 million, stock-based compensation of $0.9 million, and non-cash interest on debt of $0.3 million, partially offset by a $7.8 million net decrease in deferred income taxes, $1.9 million non-cash income from satisfaction of return to service liabilities, gains on sale of equipment of $0.4 million, and a $0.3 million gain on involuntary conversion). The change in operating assets and liabilities was a $25.3 million use of cash primarily consisting of the following: a $20.7 million decrease in accrued in other liabilities, a $17.2 million increase in Aircraft support parts, net (primarily attributable to inventory purchases outpacing usage), an $8.9 million decrease in accounts payable, and a $5.5 million increase in prepaid expenses and other current assets, partially offset by a $19.7 million decrease in accounts receivable, a $5.6 million decrease in other noncurrent assets, a $0.7 million increase in other long-term liabilities, and a $0.6 million increase in income taxes payable, and a $0.4 million decrease in income taxes receivable. As a result of these factors, operating activities provided $14.0 million of cash during the year ended December 31, 2014.

For the year ended December 31, 2013, net cash provided by operating activities before the change in operating assets and liabilities was $56.7 million, which included net income of $9.9 million offset by non-cash adjustments reconciling net income to net cash provided by operating activities of $46.8 million (depreciation and amortization of $33.3 million, an increase in deferred income taxes of $5.2 million, a $3.4 million loss on the sale of the EIA term loan note receivable, $2.1 million of amortization of debt issuance costs, non-cash interest on debt of $1.9 million, stock based compensation of $0.8 million, and $0.2 million from the write-off of debt issuance costs, partially offset by $0.1 million of net non-cash interest). The change in operating assets and liabilities was a $81.5 million use of cash consisting of the following: a $32.0 million increase in aircraft support parts, net (primarily attributable to inventory levels needed for EHI operations subsequent to the acquisition and in preparation for the active fire season), a $21.0 million increase in accounts receivable, a $19.5 million decrease in accounts payable (primarily related to repayment of EHI related payables subsequent to the EHI acquisition), a $6.4 million decrease in accrued and other current liabilities, and a $3.1 million increase in other non-current assets, partially offset by a $0.9 million decrease in income tax receivable, and a $0.4 million decrease in prepaid expenses and other current assets. As a result of these factors, we used $24.8 million of cash in operating activities in the year ended December 31, 2013.

Net cash used in investing activities. Net cash used in investing activities was $30.1 million for the year ended December 31, 2014 compared to net cash used in investing activities of $282.9 million for the year ended December 31, 2013. In the year ended December 31, 2014, we used net cash of $56.8 million for purchases of aircraft and property, plant and equipment primarily in support of our legacy business and expanded operations subsequent to the EHI acquisition, partially offset by $24.7 million in proceeds from the sale leaseback of the Aircrane executed in the second quarter of 2014 and releases of restricted cash provided $2.2 million. In the year ended December 31, 2013, we used net cash of $282.9 million, primarily related to the acquisition of EHI with total cash consideration transferred, net of cash received, of $226.9 million.

Net cash provided by financing activities. During the year ended December 31, 2014, financing activities provided $21.5 million of cash compared to $307.9 million of cash provided during the year ended December 31, 2013. In the year ended December 31, 2014, borrowings from the credit facility of $227.9 million exceeded repayments of $206.7 million. In the twelve months ended December 31, 2013, net cash provided by financing activities was $400.0 million from borrowings of the Notes, partially offset by repayment on the Notes of $45.0 million, and net repayments on revolving credit facilities and debt issuance costs.

2013 Compared to 2012

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Change
Net cash provided by (used in) operating activities	$(24,792)	$28,158	$(52,950)
Net cash used in investing activities	(282,935)	(21,492)	(261,443)
Net cash provided by financing activities	307,888	(5,446)	313,334
Foreign-currency effect on cash and cash equivalents	252	(20)	272
Net increase in cash and cash equivalents	413	1,200	(787)
Cash and cash equivalents at beginning of period	1,468	268	1,200
Cash and cash equivalents at end of period	$1,881	$1,468	$413

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

Net cash provided by financing activities. During the year ended December 31, 2013, financing activities provided $307.9 million of cash compared to a $5.4 million use of cash during the year ended December 31, 2012. In the year ended December 31, 2013, borrowings of the 2020 Senior Notes provided $400.0 million and borrowings from credit facilities provided $246.4 million, while we used $45.0 million for repayments of the 2020 Senior Notes, $250.2 million for repayments on credit facilities, $27.6 million for repayments of subordinated notes, $15.0 million for debt issuance costs and $0.7 million for shares withheld for payment of taxes. In the year ended December 31, 2012, we used $35.8 million for net payments of long-term debt and $0.4 million for debt issuance costs related to our credit facility refinancing, and $31.5 million was provided by the proceeds from the issuance of common stock.

Description of Indebtedness

The following summary of certain provisions of the instruments evidencing our material indebtedness does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the corresponding agreements, including the definitions of certain terms therein that are not otherwise defined in this Form 10-K.

2020 Senior Notes Offering

On May 2, 2013, we closed our $400.0 million aggregate principal note offering. The 2020 Senior Notes bear interest at 8.25%, are second priority senior secured obligations, and are due in 2020. The 2020 Senior Notes are guaranteed by certain of our existing and future domestic subsidiaries.

We used the net proceeds of the offering to (i) finance a portion of the purchase price for the EHI acquisition, (ii) refinance our 2015 Subordinated Notes and 2016 Subordinated Notes, (iii) refinance our prior senior secured asset-based revolving credit facility, comprised of the Term Debt and Revolving Line of Credit, (iv) pay related fees and expenses, and (v) fund operations.
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
The 2020 Senior Notes are secured by second-position liens, subject to certain exceptions and permitted liens, on substantially all of our existing and future assets that secure our new Revolving Credit Facility.

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at December 31, 2014 and December 31, 2013 was $355.0 million.

A total of $46.0 million of the net proceeds were initially deposited in escrow, consisting of $45.0 million of aggregate principal and $1.0 million related to anticipated interest, to be used toward the acquisition of Air Amazonia. Pursuant to the terms of the 2020 Senior Notes, these proceeds of the offering were not released from escrow to consummate the Air Amazonia acquisition before July 31, 2013, and as a result, an aggregate principal amount of 2020 Senior Notes equal to $45.0 million were redeemed, on a pro rata basis, on August 5, 2013 pursuant to a special mandatory redemption, at a price equal to 100% of the principal amount of the 2020 Senior Notes being redeemed, plus accrued and unpaid interest to, but not including, August 5, 2013. We funded the purchase price of the Air Amazonia acquisition with borrowings from our Revolving Credit Facility during 2013 (see “Note 6 —Acquisitions”).

On May 2, 2014, we commenced an offer (the “Exchange Offer”) to exchange all $355.0 aggregate principal amount of our outstanding 8.25% Second Priority Senior Secured Notes due 2020, which were not registered under the Securities Act of 1933

(the “Old Notes”), for an equal principal amount of new 8.25% Second Priority Senior Secured Notes due 2020 which have been registered under the Securities Act of 1933 (the “New Notes”). The Exchange Offer was completed on June 6, 2014.

Revolving Credit Facility

On May 2, 2013, we entered into the Revolving Credit Facility, providing a new $100.0 million, five-year revolving credit facility with a group of financial institutions led by Wells Fargo Bank N.A. and including Bank of the West, Deutsche Bank Trust Company Americas, and HSBC Bank USA NA. On June 14, 2013, the Revolving Credit Facility was amended to increase the maximum aggregate amount that we may borrow from $100.0 million to $125.0 million, and on March 11, 2014 it was amended to increase the maximum amount that we may borrow to $140.0 million. The interest rate under the Revolving Credit Facility is 225-450 basis points over LIBOR/Prime base rate depending on our senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes.

We and each of our current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the Revolving Credit Facility on a senior secured first lien basis.

The Revolving Credit Facility contains certain financial covenants including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if our average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is greater than $16.8 million or 1.05:1.00 if our average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is less than or equal to $16.8 million. The fixed charge coverage ratio has multiple inputs, including, but not limited to, bank EBITDA, maintenance capital expenditures, and cash paid for interest and taxes. Our fixed charge coverage ratio as of December 31, 2014 and 2013 was 1.53:1.00 and 2.66:1.00, respectively. The Revolving Credit Facility also imposes an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions. We were in compliance with the financial covenants as of December 31, 2014 and December 31, 2013.

The Revolving Credit Facility includes mandatory prepayment requirements for the certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that we receive as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at December 31, 2014 and December 31, 2013 was $89.3 million and $68.1 million, respectively. The weighted average interest rate for borrowings under the Revolving Credit Facility for the year ended December 31, 2014 was 5.09%. The interest rate at December 31, 2014 and December 31, 2013 was 5.02% and 5.06%, respectively. As of December 31, 2014 and December 31, 2013 we had $4.7 million and $5.1 million in outstanding standby letters of credit under the Revolving Credit Facility, respectively, and maximum borrowing availability was $46.0 million and $51.8 million as of December 31, 2014 and December 31, 2013, respectively.

2020 Subordinated Notes

Pursuant to the terms of the EHI stock purchase agreement, the consideration included $17.5 million of our subordinated notes. The subordinated notes accrue interest at a fixed rate of 6.0% per annum, mature on November 2, 2020, and may be prepaid at our option. Upon an event of default under the subordinated notes, the interest rate will increase to 8.0% per annum until the event of default is cured. We agreed to pay, in cash, quarterly installments of interest only (in arrears) until March 31, 2015, after which date we agreed to pay, in addition to such interest, on a quarterly basis $1.0 million in principal. Upon any refinancing of the 2020 Senior Notes or the Revolving Credit Facility the principal amount of the subordinated notes with all accrued interest thereon will become due and payable. Upon a change of control, the principal amount together with all accrued interest shall forthwith be due and payable. Until the principal amount of the subordinated notes together with all accrued interest thereon has been paid in full, we and our subsidiaries may not declare or pay any dividend, make any payment on account of, or take certain other actions in respect of any of our company or its subsidiaries’ equity interests, subject to certain exceptions.

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. As of December 31, 2014, the carrying value of the 2020 Subordinated Notes was $16.5 million, made up of the face value of $17.5 million net of the unamortized discount of $1.0 million. As of December 31, 2013, the carrying value of the 2020 Subordinated Notes was $16.2 million, made up of the face value of $17.5 million net of the unamortized discount of $1.3 million.The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00% during the year ended December 31, 2014.

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

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
EBITDA, Adjusted EBITDA and Adjusted EBITDAR Reconciliation:
Net income (loss) attributable to Erickson Incorporated	$(10,292)	$9,657	$15,230
Interest expense, net	35,800	25,175	6,990
Tax expense (benefit)	(4,432)	6,120	10,213
Depreciation and amortization	34,903	33,328	21,661
Amortization of debt issuance costs	2,433	2,067	1,174
EBITDA	$58,412	$76,347	$55,268
Acquisition and integration related expenses	1,687	10,383	—
Non-cash unrealized mark-to-market foreign exchange (gains) losses	387	(309)	322
Non-cash charges from awards to employees of equity interests	861	792	2,118
Loss on early extinguishment of debt	—	215	—
Interest expense related to tax contingencies	10	13	—
Non-cash goodwill impairment loss	21,272	—	—
Restructuring costs	1,482	—	—
Other non-cash gains(1)	(358)	(1)	(795)
Loss on sale of EIA Note(2)	—	3,441	—
Adjusted EBITDA	$83,753	$90,881	$56,913
Aircraft lease expenses	20,198	14,005	—
Adjusted EBITDAR	$103,951	$104,886	$56,913

(1)	2012 amounts include $0.8 million related to the reversal of the CRA reserve that was originally included as an add-back to the fourth quarter 2010 expenses.

(2)
While the sale of the EIA note is not included in the definition of Adjusted EBITDA and Adjusted EBITDAR as described above, we believe this amount should be added to the calculation for EBITDA, Adjusted EBITDA and Adjusted EBITDAR to provide us with a more comparable measure for managing our business.

CONTRACTUAL OBLIGATIONS

As of December 31, 2014, we had $461.2 million of debt (including current maturities), excluding letters of credit. This amount consisted of $355.0 million for the 2020 Senior Notes, $89.3 million for the revolving credit facility, $17.5 million for the subordinated notes due 2020, which were reflected on our consolidated balance sheet as of December 31, 2014 at a carrying value of $16.5 million, and $0.4 million for other outstanding debt for fixtures financing.

The following table sets forth our long-term contractual cash obligations as of December 31, 2014 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations(1):
2020 Senior Notes	$355,000	$—	$—	$—	$355,000
Revolving Credit Facility	89,339	—	—	89,339	—
2020 Subordinated Notes	17,500	4,000	8,000	5,500	—
Fixtures financing	409	144	265	—	—
Interest on 2020 Senior Notes and 2020 Subordinated Notes	165,951	30,247	59,776	58,844	17,084
Operating Leases	74,999	18,876	30,427	18,066	7,630
Total Contractual Obligations	$703,198	$53,267	$98,468	$171,749	$379,714

(1)	Amounts shown above do not include outstanding purchase orders, the majority of which are cancelable, as of December 31, 2014.

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

Letters of Credit. To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. At December 31, 2014, we had letters of credit with various expiration dates extending into 2016 valued at approximately $5.1 million outstanding, including $4.7 million outstanding under our Revolving Credit Facility and $0.4 million (€0.4 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $0.4 million (€0.4 million) in restricted cash.

Advance Agreements with Foreign Banks. In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At December 31, 2014 and December 31, 2013, there were no advances outstanding under these types of arrangement.

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
We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when we deem it necessary.

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
For the sales of the other aircraft the revenue is recognized when the title passes to the customer in accordance with the contract.
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
Income Taxes
We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. We are subject to income taxes in the U.S., state, and several foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain.
A liability for uncertain tax positions has been established for taxes that may become payable in future years as a result of audits by tax authorities. These tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as conclusion of tax audits, identification of new issues, changes in federal or state laws, or interpretations of the law.
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
Other Contingencies
In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations, and claims. See “Business - Legal Proceedings” in this Form 10-K for a description of significant legal proceedings in which we are currently involved. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party, if determined adversely to us, will have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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

Interest Rate Risk
At December 31, 2014 we had total indebtedness of $461.2 million (excluding $5.1 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our Revolving Credit Facility as our other debt obligations maintain fixed interest rates. Market risks associated with our Revolving Credit Facility include the potential reductions in fair value and negative impacts to future earnings from an increase in interest rates. Under our pre-acquisition debt, composed of the Term Debt and Revolving Line of Credit terminated on May 2, 2013, the applicable interest rate on our borrowings was calculated based on either LIBOR (London Interbank Offered Rate) or a base rate plus a margin depending on the level of the senior debt leverage covenant ratio as defined in our prior credit agreement. The rates applicable to outstanding borrowings fluctuated based on many factors including, but not limited to, general economic conditions and interest rates, including the LIBOR, Federal Funds, and prime rates. Under our Revolving Credit Facility, the applicable interest rate on our borrowings is 225—450 basis points over LIBOR/Prime base rate depending on our senior leverage ratio. We estimate that a hypothetical 10% change in the interest rates experienced on our debt would have impacted interest expense for the year ended December 31, 2014 by approximately $0.3 million (after tax).

Aircraft Fuel

Our results of operations are affected by changes in the price and availability of aircraft fuel. For the year ended December 31, 2014, a deviation of 10% in the average price per gallon of fuel would have impacted our cost of revenues by approximately $0.2 million (after tax). Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts.
We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk

A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% change in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the year ended December 31, 2014 would have resulted in an estimated pre-hedged change of $1.1 million in our net income (loss) after tax.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Erickson Incorporated
We have audited the accompanying consolidated balance sheets of Erickson Incorporated (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Erickson Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Portland, Oregon
March 10, 2015

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$5,097	$1,881
Restricted cash	567	2,883
Accounts receivable, net of allowances for doubtful accounts of $739 and $991 in 2014 and 2013, respectively	44,350	65,987
Prepaid expenses and other current assets	8,780	3,360
Income tax receivable	677	135
Deferred tax assets	1,230	3,715
Total current assets	60,701	77,961
Aircraft support parts, net	137,593	126,696
Aircraft, net	128,221	127,179
Property, plant and equipment, net	120,635	109,382
Goodwill	215,241	234,978
Other intangible assets, net	20,053	22,484
Other non-current assets	23,077	28,625
Total assets	$705,521	$727,305
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,844	$29,035
Current portion of long-term debt	4,144	—
Accrued and other current liabilities	19,034	41,233
Income tax payable	315	621
Deferred tax liabilities	884	—
Total current liabilities	44,221	70,889
Long-term debt	12,751	16,160
Long-term revolving credit facilities	89,339	68,086
Long-term notes payable	355,000	355,000
Other long-term liabilities	13,181	1,819
Uncertain tax positions	6,313	5,669
Deferred tax liabilities	3,703	16,775
Total liabilities	524,508	534,398
Stockholders’ equity:
Common stock; $0.0001 par value; 110,000,000 shares authorized; 13,823,818 and 13,787,914 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	181,018	179,954
Retained earnings	1,812	12,104
Accumulated other comprehensive loss, net of tax	(2,544)	(42)
Total stockholders’ equity attributable to Erickson Incorporated	180,287	192,017
Noncontrolling interest	726	890
Total stockholders’ equity	181,013	192,907
Total liabilities and stockholders’ equity	$705,521	$727,305
The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net revenues:	$346,609	$318,221	$180,824
Cost of revenues	263,445	222,108	119,405
Gross profit	83,164	96,113	61,419
Operating expenses:
General and administrative	26,494	37,366	17,232
Research and development	3,782	4,000	4,683
Selling and marketing	9,286	7,755	6,071
Impairment of goodwill	21,272	—	—
Total operating expenses	60,834	49,121	27,986
Operating income	22,330	46,992	33,433
Other income (expense):
Interest expense, net	(35,800)	(25,175)	(6,990)
Interest expense related to tax contingencies	(10)	(13)	—
Amortization of debt issuance costs	(2,433)	(2,067)	(1,174)
Unrealized foreign exchange gain (loss)	(387)	309	(322)
Loss on early extinguishment of debt	—	(215)	—
Realized foreign exchange gain (loss)	(42)	(172)	788
Gain on involuntary conversion	308	—	—
Gain on disposal of equipment	358	1	(5)
Other expense, net	1,013	(3,674)	119
Total other income (expense)	(36,993)	(31,006)	(7,584)
Net income (loss) before income taxes and noncontrolling interest	(14,663)	15,986	25,849
Income tax expense (benefit)	(4,432)	6,120	10,213
Net income (loss)	(10,231)	9,866	15,636
Less: Net (income) loss related to noncontrolling interest	(61)	(209)	(406)
Net income (loss) attributable to Erickson Incorporated	(10,292)	9,657	15,230
Dividends on Redeemable Preferred Stock	—	—	2,795
Net income (loss) attributable to common stockholders	$(10,292)	$9,657	$12,435
Net income (loss)	$(10,231)	$9,866	$15,636
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,658)	(107)	136
Comprehensive income (loss)	(12,889)	9,759	15,772
Comprehensive (income) loss attributable to noncontrolling interest	95	(215)	(435)
Comprehensive income (loss) attributable to Erickson Incorporated	$(12,794)	$9,544	$15,337
Net income (loss) per share attributable to common stockholders
Basic	$(0.75)	$0.86	$1.78
Diluted	$(0.75)	$0.82	$1.78
Weighted average shares outstanding
Basic	13,800,494	11,221,005	6,981,027
Diluted	13,800,494	11,834,506	6,981,027

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Preferred Stock		Common Stock Class A		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit) Of Erickson Incorporated	Noncontrolling Interest Amount	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	34,999.5	66,161	1,000	1	—	—	—	(9,988)	(36)	$(10,023)	878	$(9,145)
Dividends accrued on redeemable preferred stock	—	2,795	—	—	—	—	—	(2,795)	—	(2,795)	—	(2,795)
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(297)	(297)
Conversion of preferred and Class A common stock to common stock	(34,999.5)	(68,956)	(1,000)	(1)	4,802,970	0.5	68,956	—	—	68,956	—	68,956
Issuance of common stock related to IPO, net	—	—	—	—	4,800,000	0.5	31,454	—	—	31,454	—	31,454
Stock-based compensation	—	—	—	—	214,933	—	2,118	—	—	2,118	—	2,118
Shares withheld for payment of taxes	—	—	—	—	(91,118)	—	(695)	—	—	(695)	—	(695)
Components of comprehensive income (loss)
Net income (loss)	—	—	—	—	—	—	—	15,230	—	15,230	406	15,636
Foreign currency translation	—	—	—	—	—	—	—	—	107	107	29	136
Comprehensive income												15,772
Balance at December 31, 2012	—	—	—	—	9,726,785	1	101,833	2,447	71	104,352	1,016	105,368
Issuance of Series A Preferred Stock	4,008,439	78,044	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(341)	(341)
Issuance of Restricted Stock Units	—	—	—	—	87,634	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	792	—	—	792	—	792
Conversion of Series A Preferred Stock to Common Stock	(4,008,439)	(78,044)	—	—	4,008,439	—	78,044	—	—	78,044	—	78,044
Shares withheld for payment of taxes	—	—	—	—	(34,944)	—	(715)	—	—	(715)	—	(715)
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	9,657	—	9,657	209	9,866
Foreign currency translation	—	—	—	—	—	—	—	—	(113)	(113)	6	(107)
Comprehensive income												9,759
Balance at December 31, 2013	—	$—	—	$—	13,787,914	$1	$179,954	$12,104	$(42)	$192,017	$890	$192,907
Issuance of Restricted Stock Units	—	—	—	—	50,695	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	—	—	—	—	(69)	(69)
Stock-based compensation	—	—	—	—	—	—	861	—	—	861	—	861
Shares withheld for payment of taxes	—	—	—	—	(14,791)	—	(211)			(211)	—	(211)
Proceeds from shareholder, net	—	—	—	—	—	—	414	—	—	414	—	414
Components of comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	—	(10,292)	—	(10,292)	61	(10,231)
Foreign currency translation	—	—	—	—	—	—	—	—	(2,502)	(2,502)	(156)	(2,658)
Comprehensive loss												(12,889)
Balance at December 31, 2014	—	$—	—	$—	13,823,818	$1	$181,018	$1,812	$(2,544)	$180,287	$726	$181,013
The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash flows from operating activities:
Net income (loss)	$(10,231)	$9,866	$15,636
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,903	33,328	21,661
Impairment of goodwill	21,272	—	—
Deferred income taxes	(7,790)	5,214	2,682
Non-cash income from satisfaction of return to service liability	(1,869)	—	—
Non-cash interest expense on debt	324	1,877	3,137
Non-cash interest income on loans	—	(140)	—
Write-off of debt issuance costs related to the early extinguishment of debt	—	215	—
Stock-based compensation	861	792	2,118
Amortization of debt issuance costs	2,433	2,067	1,174
Loss (gain) on sale of equipment	(358)	(1)	5
Gain on involuntary conversion	(308)	—	—
Loss on sale of term loan note receivable	—	3,441	—
Changes in operating assets and liabilities:
Accounts receivable	19,719	(20,991)	2,679
Prepaid expenses and other current assets	(5,544)	427	2,803
Income tax receivable	434	915	201
Aircraft support parts, net	(17,240)	(32,001)	(27,355)
Other non-current assets	5,602	(3,131)	—
Accounts payable	(8,856)	(19,502)	(85)
Accrued and other current liabilities	(20,652)	(6,350)	199
Income tax payable	629	(304)	6,215
Other long-term liabilities	655	(514)	(2,912)
Net cash provided by (used in) operating activities	13,984	(24,792)	28,158
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired (see Note 6)	—	(226,868)	—
Purchases of aircraft and property, plant and equipment, net	(56,807)	(56,104)	(22,736)
Proceeds from sale-leaseback of aircraft	24,660	—	—
Restricted cash	2,222	958	1,438
Purchase of intangible assets	—	(2,205)	—
Proceeds from sale of term loan note receivable	—	1,660	—
Decrease (increase) in other assets	(126)	(35)	103
Dividends paid to non-controlling interest	(69)	(341)	(297)
Net cash used in investing activities	(30,120)	(282,935)	(21,492)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	—	31,454
Proceeds from shareholders, net	414	—	—
Repayments of subordinated notes	—	(27,572)	—
Repayments of credit facilities	(206,686)	(250,215)	(327,063)
Borrowings from credit facilities	227,939	246,377	291,234
Borrowing of notes	—	400,000	—
Repayment of notes	—	(45,000)	—
Other long-term borrowings	409	—	—
Debt issuance costs	(371)	(14,986)	(376)
Shares withheld for payment of taxes	(211)	(716)	(695)
Net cash provided by (used in) financing activities	21,494	307,888	(5,446)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,142)	252	(20)
Net increase in cash and cash equivalents	3,216	413	1,200
Cash and cash equivalents at beginning of period	1,881	1,468	268
Cash and cash equivalents at end of period	$5,097	$1,881	$1,468
Supplemental disclosure of cash flow information:
Cash paid for interest	$35,693	$27,818	$3,655
Cash paid for income taxes, net	$3,925	$1,477	$1,104
The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business

The consolidated financial statements include the accounts of Erickson Incorporated (“EAC”) and its subsidiaries and affiliated companies: EAC Acquisition Corporation (“EAC Acq.”), Erickson Helicopters, Inc. and its subsidiaries (“EHI,” formerly known as Evergreen Helicopters, Inc.), CAC Development Ltd. (“Canada”), Canadian Air-Crane Ltd. (“CAC”), Erickson Air-Crane Malaysia Sdn. Bhd. (“EACM”), European Air-Crane S.p.A. (“EuAC”), Air Amazonia Serviços Aeronáuticos Ltda. (“Air Amazonia”), Dutch Air-Crane B.V. (“DAC”), and Erickson Aviation Peru S.A.C. (“Peru”) (collectively referred to as “the Company”). EuAC owns a 60% equity interest in Societa Italiania de Manutenzioni Aeroautiche S.p.A. (“SIMA”), which is an aircraft maintenance organization located in Lucca, Italy; and EACM owns a 49% equity interest in Layang-Layang Services Sdn. Bhd., which provides aircraft rental services in Malaysia.

As of December 31, 2014, the Company owned a fleet of 19 heavy lift helicopters, comprised of 13 S-64E and six S-64F model Aircranes, and 35 medium and light lift aircraft of varying model types, comprised of 28 rotor wing aircraft and seven fixed-wing aircraft. As of December 31, 2014, the Company leased a fleet of one heavy lift, 31 medium and light lift aircraft of varying types, comprised of 26 rotary wing aircraft and five fixed-wing aircraft. The Company’s fleet operations span the globe with a presence on six continents. As of December 31, 2014, 21 of the owned aircraft and 20 of the leased aircraft were deployed outside of North America.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and variable interest entities in which it is determined that the Company is the primary beneficiary, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-Consolidation ("ASC 810"). Intercompany accounts and transactions between the companies are eliminated upon consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassification has been made to prior period amounts of acquired intangible assets related to our Air Amazonia acquisition from other intangible assets, net to goodwill on the consolidated balance sheets as a result of the final purchase price accounting. Such reclassification had no effect on previously reported consolidated statements of stockholders’ equity or consolidated statements of comprehensive income (loss). The prior period reclassification includes $0.4 million of intangible assets, net reclassified to goodwill as of December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that directly affect the amounts reported in the consolidated financial statements. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the consolidated financial statements are: (a) excess and obsolete aircraft support parts reserves, (b) allowance for doubtful accounts, (c) income tax assets and liabilities, (d) warranty reserves, (e) cost-per-hour ("CPH") reserves and (f) estimates and assumptions made in determining fair values in connection with the business combinations. Management of the Company bases their estimates on historical experience and other relevant assumptions. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Foreign Currency Translation and Transactions

The financial statements of the Company's subsidiaries CAC, EuAC and Air Amazonia, are measured in their functional currencies of the Canadian dollars (C$), Euros (€) and Brazilian Real (R$) respectively and then are translated into U.S. dollars. Generally, balance sheet accounts are translated using the current exchange rate at each balance sheet date. Results of operations are translated using the average exchange rate each month. Translation gains or losses resulting from the changes in the exchange rates from month to month are recorded in other comprehensive income (“OCI”). The financial statements of the Company's subsidiaries EHI, EACM, DAC, and EAP are prepared using the U.S. dollar as their functional currency. The transactions related to these operations that are denominated in foreign currencies have been re-measured in U.S. dollars, and any resulting gain or loss is reported in total other income (expense), net.

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

At December 31, 2014 and 2013, cash held in accounts in foreign institutions totaled $5.4 million and $3.8 million, of which $0.6 million and $2.5 million, respectively, was restricted cash.

Restricted Cash

Restricted cash of $0.6 million and $2.9 million at December 31, 2014 and 2013, respectively, maintained at financial institutions, serves as collateral for performance bonds required as a part of certain operating and sales contracts.

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

Aircraft support parts, net are classified as a non-current asset in the consolidated balance sheets because they are primarily used to maintain and overhaul the Company's fleet of aircraft, which are long-term assets. Aircraft support parts which are used in operations are recorded as a component of cost of sales in the accompanying consolidated statements of comprehensive income (loss).

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets result from our acquisition of existing businesses. In accordance with accounting standards related to business combinations, goodwill is not amortized, however, certain definite-lived identifiable intangible assets such as customer relationships are amortized over their estimated useful lives. We review goodwill annually, or on an interim basis if warranted, for impairment to determine if events or changes in business conditions indicate that the carrying value of the goodwill may not be recoverable. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate within the boundaries of the applicable reporting units of the Company. We review identified intangible assets for impairment annually, or whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. See “Note 6 - Acquisitions” for additional information pertaining to the Company’s goodwill and other intangible assets.

During the year ended December 31, 2014 the Company recorded an impairment charge of $21.3 million against the carrying amount of goodwill. See "Note 7 - Goodwill" for additional information pertaining to the impairment charge.

There have been no other events or changes in circumstances that would indicate the carrying amounts of all other goodwill and other intangible assets may not be recoverable and no other impairments were recorded for goodwill or other intangible assets during the years ended December 31, 2014, 2013 and 2012.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. No impairments were recorded for long-lived assets during the years ended December 31, 2014, 2013 and 2012.

Investments

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors and the effect of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Investments in which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for under the cost method.

Deferred Offering Costs

Deferred offering costs consist of direct incremental accounting and legal fees related to the Company's initial and secondary public offerings of its common stock and other anticipated registration statements. Approximately $0.3 million and $0.4 million of deferred offering costs were included in prepaid expenses and other on the Company's consolidated balance sheets as of December 31, 2014 and 2013, respectively.

In April 2012, the Company completed its initial public offering. The Company raised a total of $38.4 million in gross proceeds from the initial public offering, or approximately $31.5 million in net proceeds after deducting underwriting discounts and commissions of $2.1 million and offering costs of $4.8 million.

Debt Issuance Costs

Debt issuance costs consist of expenditures associated with obtaining debt financing, principally legal and bank commitment fees. Such costs are deferred and amortized over the term of the related credit agreements using a method that approximates the effective interest method. Debt issuance costs included in other non-current assets within the consolidated balance sheets at December 31, 2014 and 2013 were $11.4 million and $13.5 million, respectively. Amortization of debt issuance costs was $2.4 million, $2.1 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Stock-Based Compensation

Restricted stock units ("RSUs") are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of the vesting period. The fair value of the RSUs is based on the stock price on the date of grant. The Company recognizes the compensation costs related to restricted stock units on a straight-line basis over the requisite vesting period of the award.
Revenue Recognition

The Company enters into short-term and medium-term service contracts with its customers, which generally range from one day to one year. Occasionally, the Company enters into multi-year contracts, with extension options for additional years. Revenue is recognized for contracts as the services are rendered and include leasing of the aircraft, pilot and field maintenance support and related services. The Company charges daily rates and hourly rates depending upon the type of service rendered. Mobilization fees, which represent recovery of costs incurred to deploy an aircraft to a customer, are recognized as the related mobilization occurs. Revenues from timber harvesting operations are earned based on the number of flight hours or the timber volume and quality delivered to customers, depending on the customer contract.

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

Revenue recognized represents the price negotiated with the customer, adjusted by any discounts. Revenue is recognized net of any taxes remitted to governmental authorities on the customer's behalf. The amount reported as cost of sales is determined by specific identification of costs to remanufacture each Aircrane, plus a proportion of deferred program costs from specific modifications to the Aircrane ordered by the customer.

For the sales of the other aircraft the revenue is recognized when the title passes to the customer in accordance with the contract.
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
The Company offers CPH contracts pursuant to which the Company provides components and expendable supplies for a customer's aircraft at a fixed cost per flight hour. The amount of the accrual is estimated on a per flight hour basis and recorded as the hours are flown on the aircraft. See "Note 19-Warranty Reserves and CPH Reserves."

Risks and Uncertainties

The Company performs aerial services operations, sells Aircranes and spare parts, and performs other services throughout the world. Customers outside the U.S. accounted for 70.2%, 65.8% and 53.3% of consolidated net revenues during 2014, 2013 and 2012, respectively. Many of the industries in which our service customers operate are associated with periodic economic disruption, including timber harvesting, firefighting, and construction. For each of the years ended December 31, 2014, 2013 and 2012, the Company had revenues from two customers in excess of 10% of the total revenues.

The following is a summary of customers that accounted for at least 10% of the Company's net revenues in 2014, 2013, or 2012:

	Segment	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Fluor(1)	Government	17.4%	14.8%	—
U.S. Forest Service	Government	13.0%	14.7%	28.6%
Italian Ministry of Civil Protection (2)	Government	—%	3.0%	12.9%
		30.4%	32.5%	41.5%

(1)	Fluor was a customer serviced by Evergreen Helicopters for the year ended December 31, 2012.

(2)	Our contract to provide services to the Italian Ministry of Civil Protection expired in June 2013.

The Company performs ongoing credit evaluations of its customers and believes it has made adequate provisions for potential credit losses. The Company does not generally require collateral on accounts receivable; however, under certain circumstances, the Company obtains a letter of credit or requires prepayment prior to performing services. The Company estimates its allowance for doubtful accounts using a specific identification method based on an evaluation of payment history, the customer's credit situation, and other factors. At December 31, 2014, four customers made up 41.7% of the Company’s accounts receivable balance. At December 31, 2013, three customers made up 41.7% of the Company's accounts receivable balance. Allowance for doubtful accounts was $0.7 million and $1.0 million at December 31, 2014 and 2013, respectively.

The following is a summary of customers that accounted for at least 10% of the total current and non-current trade receivables as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Fluor	14.4%	19.4%
Alion Science and Technology Corporation	11.8%	—%
Army Contracting Command – Rock Island	4.7%	13.8%
Hellenic Fire Brigade(1)	10.8%	8.5%
	41.7%	41.7%

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

The Company operates in portions of Europe that have been significantly affected by the global recession, such as Greece and Italy, and the Company bears risk that existing or future accounts receivable may be uncollectable if these customers experience curtailed government spending.

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

Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to their short-term maturities. The carrying value of bank borrowings and long-term debt approximate fair value due to the variable rate nature of the indebtedness.

The Level 3 assets measured at fair value on a nonrecurring basis include Company's goodwill of $215.2 million and $235.0 million as of December 31, 2014 and 2013, respectively.

Derivative Instruments and Hedging Activities

The Company is subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. The Company's exposure to foreign currency movements is partially mitigated through naturally offsetting asset and liability currency positions. The Company periodically enters into foreign currency hedging transactions to mitigate risk of foreign currency movements in Europe, Australia, and Canada. A significant percentage of the Company's revenues are denominated in a currency other than the U.S. dollar, whereas a substantial portion of its costs are incurred in U.S. dollars. The Company uses hedging strategies to manage and minimize the impact of exchange rate fluctuations on its profits. The Company did not have any open foreign currency forward contracts at December 31, 2014 or 2013. (See "Note 18-Derivative Instruments and Hedging Activities")

All derivative instruments are recognized in the consolidated financial statements and measured at fair value regardless of the purpose or intent of holding them. The Company uses derivative instruments to principally manage cash flow risks from revenue which is expected to be recognized from executed contracts for the future delivery of goods or services. Revenues from such customer contracts are recorded in U.S. dollars at the contract rate and the impact of the foreign currency forward contract is recognized in gross margin and operating income at the time of revenue recognition. At the end of each accounting period, the value of each outstanding foreign currency forward contract is marked to market in the balance sheet on the basis of the then prevailing forward exchange rate. Revenues which are not hedged are translated into U.S. dollars at the average exchange rate during the month the services are rendered. All changes in fair value of the Company's foreign currency forward contracts have been recorded in the consolidated statement of operations because they do not meet the requirements for deferral accounting. The Company does not enter into foreign currency forward contracts for trading or speculative purposes.

Variable Interest Entities

An entity is generally considered a Variable Interest Entity (VIE) that is subject to consolidation under ASC 810-Consolidation, if the total equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; or as a group, the holders of the equity investment at risk lack any one of the following characteristics: (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity's economic performance; (b) the obligation to absorb expected losses of the entity; (c) the right to receive the expected residual returns of the entity. (See "Note 20-Variable Interest Entities")

Environmental Remediation

The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. The Company periodically assesses, based on environmental studies, expert analyses and legal reviews, the Company's contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. The Company immediately accrues and charges to current expense identified exposures related to environmental remediation sites based on its best estimate within a range of potential exposure for investigation, cleanup and monitoring costs to be incurred. (See “Note 16-Commitments and Contingencies").

Research and Development Costs

Research and development costs predominately consist of internal labor costs and engineering tooling design costs, which are charged to expense when incurred. The Company's research and development expense totaled $3.8 million, $4.0 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share ("Basic EPS") is computed by dividing net income (loss) attributable to common stockholders after the reduction of earnings allocated to preferred stock by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities.

Diluted earnings (loss) per common share ("Diluted EPS") gives effect to all dilutive potential common stock outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

For the year ended December 31, 2014, the computation of both basic and diluted loss per common share included 13,800,494 shares of outstanding common stock, as the Company was in a loss position for the year. For the year ended December 31, 2013, the computation of basic and diluted earnings (loss) per common share included 11,221,005 and 11,834,506 shares of outstanding common stock, respectively. For the year ended December 31, 2012, 6,981,027 shares of outstanding common stock was used in the computation of both basic and diluted earnings (loss) per common share, as there was no dilutive potential common shares. For the years ended December 31, 2014, 2013, and 2012, the computation of diluted earnings (loss) per common share excluded 18,169, 16,458, and 158,557 shares, respectively, due to their anti-dilutive effect.

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

Segment Reporting

In accordance with guidance in FASB ASC 280-Segment Reporting ("ASC 280"), the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Prior to May 2, 2013, the Company’s reportable operating segments were Aerial services, which consisted of firefighting, timber harvesting, infrastructure construction, and crewing, and Manufacturing/MRO, which consisted of aftermarket support and maintenance, repair, and overhaul (“MRO”) services for the Aircrane and other aircraft and the remanufacture of Aircranes and related components. The Company completed its acquisition of EHI on May 2, 2013, and as a result of the acquisition, the Company established new reportable operating segments to assess performance by type of customer: Government and Commercial. Segment data for prior periods has been reclassified to reflect the establishment of the Government and Commercial segments. The Government segment includes firefighting, defense and security, and transportation and other operating segments, as these lines of business are primarily contracted with government customers. The Commercial segment includes both timber harvesting and infrastructure construction operating segments, as these lines of business are primarily contracted with commercial customers.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued accounting standards update (“ASU”) No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to resolve the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Although permitted by the ASU, the Company did not elect early adoption or retrospective application. As such, the ASU became effective prospectively for the Company as of its first quarter of 2014. As of December 31, 2014, the Company did not have any unrecognized tax benefits that meet the conditions described by the ASU; accordingly, the ASU did not have any impact on the Company’s results of operations or financial position.

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” This ASU requires revenue to be recognized to reflect the consideration an entity expects to be entitled to in exchange for the transfer of goods or services to customers in the appropriate period. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract are required. The Company will be required to implement this guidance in the first quarter of fiscal year 2017, using one of the two prescribed retrospective methods. No early adoption is permitted. The Company has not yet determined the effect of the adoption on the consolidated financial statements.
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2014 that are of significance, or potential significance, to the Company.

Note 3. Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Trade accounts receivable	$42,296	$60,190
Other receivables	2,793	6,788
Less: allowance for doubtful accounts	(739)	(991)
	$44,350	$65,987

Following are the changes in the allowance for doubtful accounts during the year ended (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance at beginning of period	$991	$460	$476
Additions	137	634	12
Amounts written-off net of recovered	(389)	(103)	(28)
Balance at end of period	$739	$991	$460
During the year ended December 31, 2014, the Company had bad debt recoveries of $0.2 million. During the year ended December 31, 2013 and 2012, the Company had bad debt expense of $0.7 million and $0.1 million, respectively.

Note 4. Aircraft Support Parts, net
Aircraft support parts, net consists of aircraft parts and work-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized in aircraft support parts include materials, labor, and operating overhead. Work-in-process consists of remanufactured aircraft in various stages of production and in-process aircraft support parts. Upon completion of an aircraft remanufacture, based on the demand for the Company’s services, the Company may transfer an aircraft into its fleet. As of December 31, 2014 and December 31, 2013, there were one and zero aircraft being remanufactured, respectively.

Aircraft support parts consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Aircraft parts	$124,629	$115,400
Work-in-process	18,604	17,296
Less: Excess and obsolete reserve	(5,640)	(6,000)
	$137,593	$126,696

Following are the changes in the excess and obsolete reserve during the years ended (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance at beginning of period	$(6,000)	$(6,060)	$(5,050)
Increase in reserves	(117)	(585)	(1,662)
Amounts written off	477	645	652
Balance at end of period	$(5,640)	$(6,000)	$(6,060)

Note 5. Aircraft and Property, Plant and Equipment
Aircraft, net consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Aircraft	$162,246	$151,044
Less: Accumulated depreciation	(34,025)	(23,865)
	$128,221	$127,179
The following table represents the changes in aircraft employed in the Company's fleet as of December 31, 2012, 2013, and 2014 respectively.

	Aircraft	Total Aircraft Employed
Aircraft in our fleet as of December 31, 2012		21
Aircraft transferred from inventory	2
Aircraft removed from fleet for maintenance	(1)
Aircraft purchased as part of the EHI acquisition	28
Aircraft purchased as part of the Air Amazonia acquisition	6
Aircraft leased as part of the EHI acquisition	35
Aircraft leased subsequent to the EHI acquisition	1
Aircraft returned to the lessor during the period	(2)
Aircraft in our fleet as December 31, 2013		90
Aircraft purchased	2
Aircraft returned to lessor	(2)
Aircraft sold	(4)
Aircraft in our fleet at December 31, 2014		86
Property, plant, and equipment, net consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Land and land improvements	$308	$308
Buildings	7,926	7,597
Vehicles and equipment	29,500	29,598
Deferred overhauls, net	86,768	68,773
Construction-in-progress	15,926	19,923
	140,428	126,199
Less: Accumulated depreciation and amortization	(19,793)	(16,817)
	$120,635	$109,382
During the years ended December 31, 2014, 2013, and 2012, depreciation expense was $17.8 million, $13.4 million, and $9.0 million, respectively. During the years ended December 31, 2014, 2013, and 2012, amortization expense associated with deferred overhauls was $14.7 million, $18.1 million, and $12.7 million, respectively.

Repairs and maintenance costs were $22.9 million, $20.0 million and $15.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.
During the second quarter of 2014, the Company completed a sale-leaseback transaction pursuant to which the Company sold one S-64 Aircrane for a total purchase price of $24.7 million. The net book value of the Aircrane at the date of the transaction was $12.3 million. The lease has an initial term of seven years commencing on June 30, 2014, and base lease payments of approximately $264 thousand per month. The Company has the right to purchase the aircraft back from the lessor at the end of the fourth year of the lease term at a purchase price based upon the fair market value at that time. At the end of the term of the lease, the lessor has a put right to sell the aircraft back at a purchase price based on the fair market value at that time. The Company has accounted for the transaction as a sale-leaseback under ASC 840-40 “Sale-Leaseback Transactions”. The profit on the sale was deferred and will be recognized ratably over the term of the lease as a reduction to rent expense. The current portion of the deferred gain of $1.8 million is included in other current liabilities, and the non-current portion of deferred gain of $9.7 million is included in other non-current liabilities in the consolidated balance sheet as of December 31, 2014.

Note 6. Acquisitions

Evergreen Helicopters, Inc.

On May 2, 2013, the Company completed its acquisition of EHI, based in McMinnville Oregon, and prior to the acquisition, a wholly owned subsidiary of Evergreen International Aviation (“EIA”). EHI operates a fleet of aircraft of varying rotary-wing and fixed-wing types for a wide range of passenger transport and light, medium and heavy load-carrying missions. The assets purchased and liabilities assumed for EHI have been reflected in the Company’s consolidated balance sheet as of December 31, 2014 and December 31, 2013, and the results of operations of EHI are included in the Company’s consolidated statements of comprehensive income (loss) since the closing date of the acquisition. Intangible assets included goodwill of $231.6 million, customer relationships of $19.3 million amortized over a period of nine years, and trade names of $0.4 million amortized over a period of 6 months. The goodwill and other intangible assets totaling $251.3 million are amortized over a 15-year period for tax purposes. The final total purchase price consideration transferred for EHI was $298.0 million.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net revenues	$378,696	$379,270
Net income attributable to common stockholders	18,626	17,684
Net income per share attributable to common stockholders:
Basic	1.35	1.61
Diluted	1.35	1.61
Weighted average shares outstanding(1):
Basic	13,768,836	10,989,466
Diluted	13,793,844	10,989,466

(1) Weighted average shares outstanding for the purposes of the above pro forma calculation assume the Convertible Redeemable Preferred Stock of 4,008,439 shares converted to the same number of shares of common stock at the beginning of the period presented.

During the years ended December 31, 2014 and December 31, 2013, the Company incurred approximately $1.1 million and $8.9 million in EHI acquisition and integration-related expenses, respectively, which are included in general and administrative expenses.

Air Amazonia

On September 3, 2013, the Company completed its acquisition of Air Amazonia, the aerial services business of HRT, based in Brazil, including a fleet of six rotor wing aircraft and ground facilities. This fleet serves oil and gas activities in the Solimoes region of Brazil. In addition to the acquired fleet, the Company also had the right of first refusal on all helicopter services in the Solimoes region of Brazil from HRT as operator, as well as on all helicopter services in all of Brazil (including offshore) from HRT. Our original contract with HRT had expired effective September 2, 2014. In January 2015 we began a new two-year contract with PetroRio (formerly HRT) for transport of personnel to near-shore oil rigs.
In connection with the acquisition of Air Amazonia, consideration transferred included cash of $23.0 million at closing for the business, which includes a fully-operational fleet of six rotary-wing aircraft of varying types and mission capabilities, and an additional $3 million due within 12 months of closing.
During the years ended December 31, 2014 and December 31, 2013, the Company incurred approximately $0.5 million and $1.5 million in Air Amazonia acquisition and integration-related expenses, respectively, which are included in general and administrative expenses.
The assets purchased and liabilities assumed for Air Amazonia have been reflected in the Company’s consolidated balance sheet as of December 31, 2014 and December 31, 2013, and the results of operations of Air Amazonia are included in the Company’s consolidated statements of comprehensive income (loss) since the closing date of the acquisition. During the third quarter of 2014 the Company finalized the purchase accounting related to the acquisition, including the working capital adjustment receivable under the purchase agreement of $1.0 million, goodwill of $5.3 million, and $2.5 million in customer relationship intangibles, for a final total purchase price consideration of $26.0 million.

Note 7. Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2014, are as follows (in thousands):

	Government Segment	Commercial Segment	Total
Balance at January 1, 2014
Goodwill, gross	$231,627	$3,351	$234,978
Accumulated impairment losses	—	—	—
Goodwill, net	231,627	3,351	234,978
Activity during 2014
Impairment losses	(21,272)	—	(21,272)
Purchase accounting adjustments for Air Amazonia	—	1,928	1,928
Fluctuations due to foreign currency translation adjustments	—	(393)	(393)
Balance at December 31, 2014
Goodwill, gross	231,627	4,886	236,513
Accumulated impairment losses	(21,272)	—	(21,272)
Goodwill, net	$210,355	$4,886	$215,241
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

For the purposes of step two analysis, the Company estimated the fair value of EHI reporting unit using income approach. The income approach estimates fair value by discounting the future cash flows expected to be generated by the business unit to their present value. The Company believes this is the most reliable indicator of fair value and is consistent with the approach a market place participant would use. Based on the Company’s step two analysis, the implied fair value of goodwill was lower than its carrying value. As a result, the Company recorded an impairment charge of $21.3 million against the carrying amount of goodwill during the year ended December 31, 2014. The impairment charge is included in impairment of goodwill on the consolidated statements of comprehensive income (loss).
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

During the third quarter of 2014, the Company performed the annual goodwill impairment review for the Oil and Gas business, which is considered a reporting unit, under our commercial operating segment, for the purposes of that analysis. The goodwill originated as a result of purchase price accounting for Air Amazonia acquisition, see "Note 6-Acquisitions". The Company assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As a result of this qualitative assessment, the Company determined it was not necessary to perform the step one of the goodwill impairment test.

Note 8. Other Intangible Assets, net

Other intangible assets, net consisted of the following (in thousands):

	Useful Life (in years)	December 31, 2014	December 31, 2013
Customer Relationships (EHI)	9	$19,300	$19,300
Customer Relationships (Air Amazonia)	9	2,500	2,500
Type Certificate(1)	Indefinite	2,205	2,205
		24,005	24,005
Less: Accumulated amortization		(3,952)	(1,521)
		$20,053	$22,484

(1)	The Type Certificate included in intangible assets is the Type Certificate for engines used in the Aircrane, purchased individually during 2013.

During the year ended December 31, 2014 amortization expense for intangible assets was $2.4 million and was recorded in cost of sales. Estimated amortization expense for intangible assets for future periods, as of December 31, 2014, is as follows (in thousands):

Intangible Asset Amortization
2015	$2,421
2016	2,421
2017	2,421
2018	2,421
2019	2,421
Thereafter	5,743
Total	$17,848

Note 9. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Payroll and related taxes	$6,069	$12,004
Deferred maintenance on aircraft(1)	—	9,694
Interest	5,542	5,142
Accrued commissions	1,301	1,074
Deferred revenue	795	1,210
Deferred gain on sale-leaseback	1,760	—
Other	3,567	12,109
	$19,034	$41,233

(1)
In connection with the acquisition of EHI, the Company pre-negotiated accelerated timelines and return-to-service obligations with the lessors of certain EHI leased aircraft in exchange for obtaining consent for the transfer of the leases to the Company. The liability was estimated based on historical maintenance costs incurred for the same or like components.

Note 10. Debt

Outstanding debt consisted of the following (in thousands):

	December 31, 2014		December 31, 2013
	Current	Long-term	Current	Long-term
2020 Senior Notes	$—	$355,000	$—	$355,000
Revolving Credit Facility	—	89,339	—	68,086
2020 subordinated notes, net of discount	4,000	12,486	—	16,160
Fixtures financing	144	265	—	—
Total	$4,144	$457,090	$—	$439,246

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

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at December 31, 2014 and December 31, 2013 was $355.0 million.

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

On May 2, 2014, the Company commenced an offer (the “Exchange Offer”) to exchange all $355.0 million aggregate principal amount of its outstanding 8.25% Second Priority Senior Secured Notes due 2020, which were not registered under the Securities Act of 1933 (the “Old Notes”), for an equal principal amount of new 8.25% Second Priority Senior Secured Notes due 2020 which have been registered under the Securities Act of 1933 (the “New Notes”). The Exchange Offer was completed on June 6, 2014.

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

The Revolving Credit Facility contains certain financial covenants including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is greater than $16.8 million or 1.05:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is less than or equal to $16.8 million. The fixed charge coverage ratio has multiple inputs, including, but not limited to, bank EBITDA, maintenance capital expenditures, and cash paid for interest and taxes. The Company's fixed charge coverage ratio as of December 31, 2014 and 2013 was 1.53:1.00 and 2.66:1.00, respectively. The Revolving Credit Facility also imposes an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions. The Company was in compliance with the financial covenants as of December 31, 2014 and December 31, 2013.

The Revolving Credit Facility includes mandatory prepayment requirements for the certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that the Company receives as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at December 31, 2014 and December 31, 2013 was $89.3 million and $68.1 million, respectively. The weighted average interest rate for borrowings under the Revolving Credit Facility for the year ended December 31, 2014 was 5.09%. The interest rate at December 31, 2014 and December 31, 2013 was 5.02% and 5.06%, respectively. As of December 31, 2014 and December 31, 2013 the Company had $4.7 million and $5.1 million in outstanding standby letters of credit under the Revolving Credit Facility, respectively, and maximum borrowing availability was $46.0 million and $51.8 million as of December 31, 2014 and December 31, 2013, respectively.

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

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. As of December 31, 2014, the carrying value of the 2020 Subordinated Notes was $16.5 million, made up of the face value of $17.5 million net of the unamortized discount of $1.0 million. As of December 31, 2013, the carrying value of the 2020 Subordinated Notes was $16.2 million, made up of the face value of $17.5 million net of the unamortized discount of $1.3 million.The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00% during the year ended December 31, 2014.

The following table presents the Company’s required principal payments for the next five years and thereafter (in thousands):

	2020 Senior Notes	Revolving Credit Facility	2020 Subordinated Notes	Fixtures financing	Total
2015	$—	$—	$4,000	$144	$4,144
2016	—	—	4,000	149	4,149
2017	—	—	4,000	116	4,116
2018	—	89,339	4,000	—	93,339
2019	—	—	1,500	—	1,500
Thereafter	355,000	—	—	—	355,000
Total future debt principal payments	$355,000	$89,339	$17,500	$409	$462,248

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

	Condensed Consolidating Balance Sheet December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7	$274	$4,816	$—	$5,097
Restricted cash	136	—	431	—	567
Accounts receivable, net	13,117	26,199	4,990	44	44,350
Prepaid expenses and other current assets	6,506	1,171	1,103	—	8,780
Income tax receivable	320	—	335	22	677
Deferred tax assets	1,440	—	(210)	—	1,230
Total current assets	21,526	27,644	11,465	66	60,701
Aircraft support parts, net	106,721	30,482	435	(45)	137,593
Aircraft, net	82,799	42,405	3,017	—	128,221
Property, plant and equipment, net	70,732	47,762	2,141	—	120,635
Goodwill	—	210,356	5,647	(762)	215,241
Other intangible assets, net	2,205	15,726	2,122	—	20,053
Other non-current assets	323,332	4,337	501	(305,093)	23,077
Total assets	$607,315	$378,712	$25,328	$(305,834)	$705,521
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,021	$11,465	$2,358	$—	$19,844
Current portion of long-term debt	4,144	—	—	—	4,144
Accrued and other current liabilities	(54,577)	49,166	24,998	(553)	19,034
Income tax payable	(397)	—	137	575	315
Deferred tax liabilities	884	—	—		884
Total current liabilities	(43,925)	60,631	27,493	22	44,221
Long-term debt, less current portion	12,751	—	—	—	12,751
Long-term revolving credit facilities	89,339	—	—	—	89,339
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	12,410	708	63	—	13,181
Uncertain tax positions	6,313	—	—	—	6,313
Deferred tax liabilities	5,061	—	(1,358)	—	3,703
Total liabilities	436,949	61,339	26,198	22	524,508
Stockholders’ equity (deficit):
Common stock	1	—	1,675	(1,675)	1
Additional paid-in capital	181,018	297,994	33	(298,027)	181,018
Retained earnings (accumulated deficit)	(8,993)	19,379	(3,171)	(5,403)	1,812
Accumulated other comprehensive income (loss)	(1,660)	—	(41)	(843)	(2,544)
Total stockholders’ equity (deficit) attributable to Erickson Incorporated	170,366	317,373	(1,504)	(305,948)	180,287
Noncontrolling interest	—	—	634	92	726
Total stockholders’ equity (deficit)	170,366	317,373	(870)	(305,856)	181,013
Total liabilities and stockholders’ equity	$607,315	$378,712	$25,328	$(305,834)	$705,521

	Condensed Consolidating Balance Sheet December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$576	$(12)	$1,317	$—	$1,881
Restricted cash	151	364	2,368	—	2,883
Accounts receivable, net	17,290	40,560	8,024	113	65,987
Prepaid expenses and other current assets	1,878	582	900	—	3,360
Income tax receivable	70	—	65	—	135
Deferred tax assets	3,372	—	343	—	3,715
Total current assets	23,337	41,494	13,017	113	77,961
Aircraft support parts, net	93,719	33,022	—	(45)	126,696
Aircraft, net	88,242	35,236	3,701	—	127,179
Property, plant and equipment, net	70,145	37,825	1,412	—	109,382
Other intangible assets, net	2,205	17,870	2,409	—	22,484
Goodwill	—	231,626	4,114	(762)	234,978
Other non-current assets	325,768	7,133	816	(305,092)	28,625
Total assets	$603,416	$404,206	$25,469	$(305,786)	$727,305
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts Payable	$8,179	$17,889	$2,967	$—	$29,035
Accrued and other current liabilities	(48,899)	66,513	23,592	27	41,233
Income tax payable	—	—	621	—	621
Total current liabilities	(40,720)	84,402	27,180	27	70,889
Long-term debt, less current portion	16,160	—	—	—	16,160
Long-term revolving credit facilities	68,086	—	—	—	68,086
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	1,756	—	63	—	1,819
Uncertain tax positions	5,669	—	—	—	5,669
Deferred tax liabilities	16,745	—	30	—	16,775
Total liabilities	422,696	84,402	27,273	27	534,398
Stockholders’ equity (deficit):
Common stock	1	—	1,674	(1,674)	1
Additional paid-in capital	179,954	297,994	33	(298,027)	179,954
Retained earnings (accumulated deficit)	806	21,810	(5,142)	(5,370)	12,104
Accumulated other comprehensive income (loss)	(41)	—	997	(998)	(42)
Total stockholders’ equity (deficit) attributable to Erickson Incorporated	180,720	319,804	(2,438)	(306,069)	192,017
Noncontrolling interest	—	—	634	256	890
Total stockholders’ equity (deficit)	180,720	319,804	(1,804)	(305,813)	192,907
Total liabilities and stockholders’ equity	$603,416	$404,206	$25,469	$(305,786)	$727,305

	Condensed Consolidating Statement of Operations Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$151,502	$163,094	$55,663	$(23,650)	$346,609
Cost of revenues	94,545	145,054	47,328	(23,482)	263,445
Gross profit	56,957	18,040	8,335	(168)	83,164
Operating expenses:
General and administrative	22,166	912	3,416	—	26,494
Research and development	3,782	—	—	—	3,782
Selling and marketing	8,432	593	429	(168)	9,286
Impairment of goodwill	—	21,272	—	—	21,272
Total operating expenses	34,380	22,777	3,845	(168)	60,834
Operating income (loss)	22,577	(4,737)	4,490	—	22,330
Other income (expense):
Interest income (expense), net	(35,210)	20	(610)	—	(35,800)
Other income (expense), net	(3,600)	2,286	229	(108)	(1,193)
Total other income (expense)	(38,810)	2,306	(381)	(108)	(36,993)
Net income (loss) before income taxes and noncontrolling interest	(16,233)	(2,431)	4,109	(108)	(14,663)
Income tax expense (benefit)	(6,433)	—	2,001	—	(4,432)
Net income (loss)	(9,800)	(2,431)	2,108	(108)	(10,231)
Less: Net income related to noncontrolling interest	—	—	—	(61)	(61)
Net income (loss) attributable to Erickson Incorporated and common stockholders	$(9,800)	$(2,431)	$2,108	$(169)	$(10,292)

	Condensed Consolidating Statement of Operations Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$161,500	$128,109	$52,852	$(24,240)	$318,221
Cost of revenues	98,347	100,429	47,543	(24,211)	222,108
Gross profit	63,153	27,680	5,309	(29)	96,113
Operating expenses:
General and administrative	27,472	5,111	4,844	(61)	37,366
Research and development	4,000	—	—	—	4,000
Selling and marketing	6,803	780	123	49	7,755
Total operating expenses	38,275	5,891	4,967	(12)	49,121
Operating income (loss)	24,878	21,789	342	(17)	46,992
Other income (expense):
Interest income (expense), net	(25,103)	1	(73)	—	(25,175)
Other expense, net	(5,515)	16	33	(365)	(5,831)
Total other income (expense)	(30,618)	17	(40)	(365)	(31,006)
Net income (loss) before income taxes and noncontrolling interest	(5,740)	21,806	302	(382)	15,986
Income tax expense	5,311	(5)	814	—	6,120
Net income (loss)	(11,051)	21,811	(512)	(382)	9,866
Less: Net income related to noncontrolling interest	—	—	—	(209)	(209)
Net income (loss) attributable to Erickson Incorporated and common stockholders	$(11,051)	$21,811	$(512)	$(591)	$9,657

	Condensed Consolidating Statement of Operations Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$153,213	$—	$57,797	$(30,186)	$180,824
Cost of revenues	94,158	—	55,473	(30,226)	119,405
Gross profit	59,055	—	2,324	40	61,419
Operating expenses:
General and administrative	14,201	—	3,085	(54)	17,232
Research and development	4,683	—	—	—	4,683
Selling and marketing	5,953	—	104	14	6,071
Total operating expenses	24,837	—	3,189	(40)	27,986
Operating income (loss)	34,218	—	(865)	80	33,433
Other income (expense):
Interest income (expense), net	(6,874)	—	(48)	(68)	(6,990)
Other expense, net	(359)	—	36	(271)	(594)
Total other income (expense)	(7,233)	—	(12)	(339)	(7,584)
Net income (loss) before income taxes and noncontrolling interest	26,985	—	(877)	(259)	25,849
Income tax expense	9,733	—	480	—	10,213
Net income (loss)	17,252	—	(1,357)	(259)	15,636
Less: Net income related to noncontrolling interest	—	—	—	(406)	(406)
Net income (loss) attributable to Erickson Incorporated	17,252	—	(1,357)	(665)	15,230
Dividends on Redeemable Preferred Stock	2,795	—	—	—	2,795
Net income (loss) attributable to common stockholders	$14,457	$—	$(1,357)	$(665)	$12,435

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(9,800)	$(2,431)	$2,108	$(108)	$(10,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,366	10,769	768	—	34,903
Impairment of goodwill	—	21,272	—	—	21,272
Deferred income taxes	(8,224)	—	434	—	(7,790)
Non-cash income from satisfaction of return to service liability	—	(1,869)	—	—	(1,869)
Non-cash interest expense on debt	324	—	—	—	324
Stock-based compensation	861	—	—	—	861
Amortization of debt issuance costs	2,433	—	—	—	2,433
Gain on sale of equipment	(121)	(32)	(205)	—	(358)
Gain on involuntary conversion	—	(308)		—	(308)
Changes in operating assets and liabilities
Accounts receivable	4,173	14,361	1,143	42	19,719
Prepaid expenses and other current assets	(4,628)	(588)	(328)	—	(5,544)
Income tax receivable	(210)	(3)	669	(22)	434
Aircraft support parts, net	(17,900)	1,177	(517)	—	(17,240)
Other non-current assets	1,741	3,620	241	—	5,602
Accounts payable	(2,161)	(6,422)	(273)	—	(8,856)
Accrued and other current liabilities	(4,402)	(14,760)	(936)	(554)	(20,652)
Income tax payable	(407)	—	461	575	629
Other long-term liabilities	(54)	709	—	—	655
Net cash provided by (used in) operating activities	(15,009)	25,495	3,565	(67)	13,984
Cash flows from investing activities:
Restricted cash	13	365	1,844	—	2,222
Proceeds from sale-leaseback of aircraft	24,660	—	—	—	24,660
Increase in other assets	—	—	(126)	—	(126)
Dividends paid to non-controlling interest	—	—	(136)	67	(69)
Purchases of aircraft and property, plant and equipment	(30,110)	(25,574)	(1,123)	—	(56,807)
Net cash provided by (used in) investing activities	(5,437)	(25,209)	459	67	(30,120)
Cash flows from financing activities:
Proceeds from shareholders, net	414	—	—	—	414
Shares withheld for payment of taxes	(211)	—	—	—	(211)
Repayments of credit facilities	(206,686)	—	—	—	(206,686)
Borrowings from credit facilities	227,939	—	—	—	227,939
Other long-term borrowings	409	—	—	—	409
Debt issuance costs	(371)	—	—	—	(371)
Net cash provided by financing activities	21,494	—	—	—	21,494
Effect of foreign currency exchange rates on cash and cash equivalents	(1,617)	—	(525)	—	(2,142)
Net increase (decrease) in cash and cash equivalents	(569)	286	3,499	—	3,216
Cash and cash equivalents at beginning of period	576	(12)	1,317	—	1,881
Cash and cash equivalents at end of period	$7	$274	$4,816	$—	$5,097

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(11,051)	$21,811	$(512)	$(382)	$9,866
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,535	7,400	393	—	33,328
Deferred income taxes	4,543	—	554	117	5,214
Non-cash interest expense on debt	1,877	—	—	—	1,877
Stock-based compensation	792	—	—	—	792
Write-off of debt issuance costs related to the early extinguishment of debt	215	—	—	—	215
Non-cash interest income on loans	(140)	—	—	—	(140)
Loss (gain) on sale of equipment	(25)	(23)	47	—	(1)
Loss on sale of term loan note receivable	3,441	—	—	—	3,441
Amortization of debt issuance costs	2,067	—	—	—	2,067
Changes in operating assets and liabilities:
Accounts receivable	(5,866)	(15,440)	298	17	(20,991)
Prepaid expenses and other current assets	(614)	1,454	(413)	—	427
Income tax receivable, net	170	—	745	—	915
Aircraft support parts, net	(12,354)	(19,692)	—	45	(32,001)
Other non-current assets	(1,114)	(2,124)	107	—	(3,131)
Accounts payable	1,304	(21,376)	570	—	(19,502)
Accrued and other current liabilities	(45,424)	43,153	(1,080)	(2,999)	(6,350)
Income tax payable	—	—	(187)	(117)	(304)
Other long-term liabilities	(514)	—	—	—	(514)
Net cash provided by (used in) operating activities	(37,158)	15,163	522	(3,319)	(24,792)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(235,029)	5,139	22	3,000	(226,868)
Purchases of aircraft and property, plant and equipment	(35,530)	(19,950)	(624)	—	(56,104)
Restricted cash	992	(364)	330	—	958
Purchase of intangible assets	(2,205)	—	—	—	(2,205)
Dividends paid to noncontrolling interest	—	—	(651)	310	(341)
Proceeds from sale of term loan note receivable	1,660	—	—	—	1,660
Increase in other assets	—	—	(35)	—	(35)
Net cash provided by (used in) investing activities	(270,112)	(15,175)	(958)	3,310	(282,935)
Cash flows from financing activities:
Repayments of subordinated notes	(27,572)	—	—	—	(27,572)
Repayments of credit facilities	(250,215)	—	—	—	(250,215)
Borrowings from credit facilities	246,377	—	—	—	246,377
Borrowing of notes	400,000	—	—	—	400,000
Repayment of notes	(45,000)	—	—	—	(45,000)
Debt issuance costs	(14,986)	—	—	—	(14,986)
Shares withheld for payment of taxes	(716)	—	—	—	(716)
Net cash provided by financing activities	307,888	—	—	—	307,888
Effect of foreign currency exchange rates on cash and cash equivalents	(83)	—	326	9	252
Net increase (decrease) in cash and cash equivalents	535	(12)	(110)	—	413
Cash and cash equivalents at beginning of period	41	—	1,427	—	1,468
Cash and cash equivalents at end of period	$576	$(12)	$1,317	$—	$1,881

	Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$17,252	$—	$(1,357)	$(259)	$15,636
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,428	—	233	—	21,661
Deferred income taxes	2,682	—	—	—	2,682
Non-cash interest expense on debt	3,137	—	—	—	3,137
Stock-based compensation	2,118	—	—	—	2,118
Loss (gain) on sale of equipment	5	—	—	—	5
Amortization of debt issuance costs	1,174	—	—	—	1,174
Changes in operating assets and liabilities:
Accounts receivable	(1,144)	—	3,811	12	2,679
Prepaid expenses and other current assets	2,496	—	307	—	2,803
Income tax receivable, net	1,011	—	(810)	—	201
Aircraft support parts, net	(27,355)	—	—	—	(27,355)
Accounts payable	2,313	—	(2,398)	—	(85)
Accrued and other current liabilities	422	—	(470)	247	199
Income tax payable	5,516	—	699	—	6,215
Other long-term liabilities	(2,912)	—	—	—	(2,912)
Net cash provided by operating activities	28,143	—	15	—	28,158
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(22,695)	—	(41)	—	(22,736)
Restricted cash	198	—	1,240	—	1,438
Dividends paid to noncontrolling interest	(297)	—	—	—	(297)
Decrease (increase) in other assets	136	—	(33)	—	103
Net cash provided by (used in) investing activities	(22,658)	—	1,166	—	(21,492)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	31,454	—	—	—	31,454
Repayments of credit facilities	(327,063)	—	—	—	(327,063)
Borrowings from credit facilities	291,234	—	—	—	291,234
Debt issuance costs	(376)	—	—	—	(376)
Shares withheld for payment of taxes	(695)	—	—	—	(695)
Net cash used in financing activities	(5,446)	—	—	—	(5,446)
Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(20)	—	(20)
Net increase in cash and cash equivalents	39	—	1,161	—	1,200
Cash and cash equivalents at beginning of period	2	—	266	—	268
Cash and cash equivalents at end of period	$41	$—	$1,427	$—	$1,468

Note 12. Income Taxes

The components of income (loss) before noncontrolling interest and income taxes are as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Domestic	$(21,533)	$13,200	$24,407
Foreign	6,870	2,786	1,442
Income (loss) before noncontrolling interest and income taxes	$(14,663)	$15,986	$25,849

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Current income tax expense:
U.S. federal income taxes	$—	$125	$1,028
State and local income taxes	10	50	59
Foreign income taxes	3,684	2,107	6,444
Total current income tax expense	$3,694	$2,282	$7,531
Deferred income tax expense (benefit):
U.S. federal income taxes	$(8,115)	$4,168	$2,375
State and local income taxes	(555)	(185)	303
Foreign income taxes	544	(145)	4
Total deferred income tax expense (benefit)	$(8,126)	$3,838	$2,682
Total income tax expense (benefit)	$(4,432)	$6,120	$10,213

A reconciliation from the U.S statutory rate to the effective tax rate is as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Tax at U.S. statutory rate	$(5,132)	$5,595	$9,047
State taxes, net of federal benefit	(316)	258	569
Nondeductible expenses	1,069	805	333
Foreign withholding taxes	1,722	1,442	1,031
Foreign tax rate differences - current year earnings	(327)	(485)	(55)
Foreign tax rate differences - deemed dividends and unremitted earnings	789	—	—
Non-deductible receivable allowance	—	—	295
Tax credits	(2,800)	(1,755)	(7,155)
Change in tax contingency items	42	72	5,964
Foreign tax attribute adjustment	—	(1,450)	—
Valuation allowance	691	2,067	—
Other, net	(170)	(429)	184
Total income tax expense (benefit)	$(4,432)	$6,120	$10,213

Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are paid or recovered. Significant components of the Company's deferred tax assets and liabilities and balance sheet classifications are as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Accrued liabilities and other reserves	$2,227	$2,405
Accrued benefits	490	661
Accrued incentive compensation	209	1,321
Inventory reserve	2,057	2,188
Deferred revenue from sale leaseback	4,169	—
Foreign tax credits	11,793	9,103
Research and other credits	763	775
Net operating loss carryforwards	17,862	14,461
Total deferred tax assets	39,570	30,914
Valuation allowance	(2,758)	(2,067)
Net deferred tax assets	36,812	28,847
Deferred tax liabilities:
Tax-over-book depreciation and amortization	(21,646)	(17,613)
Basis difference in aircrane support parts	(17,961)	(23,890)
Prepaid expenses and deferred costs	(562)	(404)
Total deferred tax liabilities	(40,169)	(41,907)
Net deferred tax assets (liabilities)	$(3,357)	$(13,060)
Net current deferred tax assets	$346	$3,715
Net noncurrent deferred tax liabilities	(3,703)	(16,775)
Net deferred tax assets (liabilities)	$(3,357)	$(13,060)

The Company's tax credit and loss carryforwards at December 31, 2014 are as follows (in thousands):

	December 31, 2014	Expiration
Federal net operating loss carryforward	42,864	2031 - 2034
Foreign tax credits	6,024	2018 - 2024
Federal research & experimentation credits	616	2029 - 2034
State net operating loss carryforwards	15,711	2015 - 2034
State tax credits	199	2015 - 2019

In accounting for income taxes, the Company recognizes deferred tax assets if realization of such assets is more likely than not. The Company believes based on factors including, but not limited to, the ability to generate future taxable income from reversing taxable temporary differences and forecasts of financial and taxable income or loss by jurisdiction, that as of December 31, 2014 it is more likely than not that the Company will realize all of its deferred tax assets, including its net operating loss carry forwards and tax credits, with the exception of those related to Malaysia where the Company has recorded a full valuation allowance against its net operating loss carryforwards. The Company’s utilization of net operating loss carryforwards and credits may be subject to annual limitations due to ownership change provisions of Internal Revenue Code Sections 382 and 383.

The Company no longer intends to permanently reinvest the undistributed earnings of its foreign subsidiaries and the current year tax expense includes $0.2 million for the deferred tax liabilities for future repatriations of unremitted earnings from all foreign subsidiaries. All future years earnings will include the U.S. tax tax effect of both actual and deemed repatriation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31, 2014	December 31, 2013
Unrecognized tax benefits beginning of year	$5,740	$5,964
Gross increases - tax positions in prior periods	99	71
Gross decreases - tax positions in prior periods	(8)	(295)
Gross increases - current period	507	—
Unrecognized tax benefits end of year	$6,338	$5,740

Unrecognized tax benefits for all periods presented include $5.7 million for potential income taxes due if the Company were determined to have a permanent establishment in Greece. The Greek taxing authorities have recently completed their permanent establishment examination of the Company's 2010 and 2011 tax years and we expect to receive their audit findings in the coming weeks. Management continues to evaluate its permanent establishment position in Greece and believes it is reasonably possible a resolution could occur in the near future at which time the unrecognized tax benefit would be removed through successful resolution or settlement. Unrecognized tax benefits increased in 2014 and decreased in 2013 primarily due to positions associated with permanent establishment that could be challenged by taxing authorities although management believes the positions taken are appropriate. Payment of tax related to unrecognized tax benefits of both prior and current periods would result in a foreign tax credit in the United States which the Company included in its deferred assets.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income (expense), net. During the year ended December 31, 2014 the Company recognized approximately $0.8 million in interest and penalties. The Company had a total of $2.5 million of interest and penalties related to unrecognized tax benefits accrued at December 31, 2014.

The IRS has completed their income tax examination of the Company's 2012 tax year and notified the Company that they will expand the scope of their audit examination to include the 2013 tax year. At this time, the Company is not aware of any adjustments that will have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

The Italian tax authorities have examined our fiscal years 2008 to 2010. All assessments issued by the taxing authorities have either been appealed and await hearing or Management intends to appeal within the statutory timer period allowed.

The Malaysian taxing authorities have examined our fiscal years 2008 through 2011 and have proposed adjustments relating to certain withholding tax liabilities. Management does not believe the ultimate outcome of this audit will result in any material adjustments.

All material uncertain tax positions associated with the aforementioned audit examinations are reflected in the ending balance of unrecognized tax benefits at December 31, 2014 and 2013.

The Company is subject to income taxes in the U.S. and several foreign jurisdictions. Depending on the jurisdiction, the Company is generally no longer subject to examinations by tax authorities for years prior to the December 31, 2010 tax year.

Note 13. Authorized Capital Stock

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

Note 14. Employee Benefit Plans

The Company maintains the Erickson Incorporated 401(k) Profit Sharing Plan for substantially all full-time U.S. employees. Under the plan, participating U.S. employees may defer up to 100% of their pretax salary, subject to the annual IRS limitation, which for the years ended December 31, 2014, 2013 and 2012 was $17,500, $17,500 and $17,000, respectively. The Company may make a discretionary matching contribution, determined annually, equal to a uniform percentage or dollar amount per Plan participant. For the years ended December 31, 2014, 2013 and 2012, the Company contributed $1.0 million, $0.3 million and $0.4 million, respectively.

Canadian Air-Crane Ltd. maintains a Group Registered Retirement Savings Plan for salaried employees in Canada. Under this plan, participating Canadian employees may defer up to 18% of their pretax salary, subject to an annual maximum amount which for the years ended December 31, 2014, 2013 and 2012 was C$24,270, C$23,820 and C$22,970, respectively. The Company may contribute up to 2.5% of an employee's compensation. The Company contributed $0.1 million under this plan for each of the years ended December 31, 2014, 2013 and 2012.

Note 15. Reportable Segments
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

•
Firefighting. The Company generally charges a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. The Company has both domestic and international contracts, which may be exclusive-use or call-when-needed in nature. Exclusive-use contracts denote that the Company is obligated to provide, and its customers are obligated to take and pay for, the use of the Company’s services. Call-when-needed contracts are contracts with pre-negotiated terms under which the Company may elect to provide services if requested.

•
Defense and Security. The Company generally charges a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. The Company has both domestic and international contracts, but the majority of its defense and security-related work is performed outside of the U.S.

•
Transportation and Other Government-Related Activities. This line of business captures several types of government services including transportation of items for various government entities that are not defense or security related, crewing and CPH services for government customers, as well as other government-related services. Crewing services are typically for customers who have purchased an Aircrane but lack trained or certified operating personnel-related to the Aircrane. The Company offers pilots and field maintenance crews as part of its crewing services. For government customers who desire better predictability and stability in their aircraft operating costs, the Company offers CPH contracts in which it provides major components and rotable parts at a fixed cost per flight hour.

Commercial. The Company’s Commercial revenue is derived primarily from timber harvesting, infrastructure construction, and manufacturing/ MRO.

•
Timber Harvesting. The Company generally operates on either an hourly rate structure or a per cubic meter of high grade timber delivered basis. The Company serves a variety of customers, primarily in North America.

•
Infrastructure Construction. The Company’s infrastructure construction operations vary from short-term construction jobs (generally one to five days in duration) to longer-term jobs (several months or years in duration) within the oil and gas, construction, energy transmission, and energy generation industries.

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

The following table sets forth information about the Company’s operations by its two reportable segments. Amounts identified as ‘‘Corporate’’ are assets or expenses that are not directly attributable to a specific segment:

Revenue by Reportable Segment (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net revenues:
Government	$247,981	$221,581	$105,858
Commercial	98,628	96,640	74,966
Total net revenues	$346,609	$318,221	$180,824

Gross Profit by Reportable Segment (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Gross Profit:
Government	$161,809	$146,149	$64,636
Commercial	55,382	53,541	42,904
Non-allocated costs(1)	(134,027)	(103,577)	(46,121)
Total gross profit	$83,164	$96,113	$61,419

(1)
Non-allocated costs include costs that are shared by both of the reporting segments but are not allocated to the operating segments for the use of the CODM and expenses that are not directly attributable to the operating segments.

Assets by Reportable Segment (in thousands):

	December 31, 2014	December 31, 2013
Assets:
Government	$255,055	$295,153
Commercial	17,957	21,070
Corporate(1)	49,686	51,756
Fixed assets(2)	382,823	359,326
Total assets	$705,521	$727,305

(1)	Corporate assets are comprised primarily of cash, prepaid and other current assets, and deferred tax assets

(2)
Fixed assets are comprised of the aircraft fleet and fleet support assets including aircraft, net, aircraft support parts, net, and property, plant, and equipment, net. Property, plant, and equipment, net are primarily used to support the aircraft fleet, with minimal amounts allocated to the corporate function

A reconciliation of the Company’s segment gross profit to operating income for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Reconciliation to operating income:
Government gross profit	$161,809	$146,149	$64,636
Commercial gross profit	55,382	53,541	42,904
Non-allocated costs of revenue(1)	(134,027)	(103,577)	(46,121)
Operating expenses, net(2)	(60,834)	(49,121)	(27,986)
Total operating income	$22,330	$46,992	$33,433

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

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net revenues:
North America	$131,690	$136,100	$107,613
Middle East	77,760	67,315	—
Europe	26,924	24,096	37,362
Asia	26,036	25,410	11,262
South America	43,458	24,809	13,465
Africa	26,459	20,598	—
Australia	14,282	19,893	11,122
Total net revenues	$346,609	$318,221	$180,824

Revenues are attributed to geographic area based on the country where the services were performed; for the Manufacturing / MRO line of business within the Commercial reportable segment, revenues are attributed to geographic area based on the country in which the customer is located.

Note 16. Commitments and Contingencies

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

Arizona Environmental Matter

In August 2012, EHI received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the Site. There were no material developments with respect to this matter in 2013 or during the twelve months period ended December 31, 2014. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

World Fuel Claim

In December 2013, World Fuel, a former fuel supplier of Evergreen International Aviation (‘‘EIA’’) and Evergreen Airlines (‘‘EA’’), filed suit against EIA, EA and other named parties claiming approximately $9 million of accounts payable due and owing to World Fuel for fuel purchases made by EIA and EA. Evergreen Helicopters, Inc. (Erickson’s wholly-owned subsidiary, ‘‘EHI’’) was a named party in the lawsuit since it was alleged that EHI signed a joint and several guaranty of payment in favor of World Fuel in 2012. In April 2014, the Company filed its Amended Answer which included certain counterclaims against World Fuel and certain cross claims against Mr. Delford Smith. Discovery in this matter is ongoing. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

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

In addition to the foregoing litigation, the Company is subject to ongoing litigation and claims as part of its normal business operations. The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company recognizes expenses for legal costs in connection with defending a loss contingency as those costs are incurred. In the Company’s opinion, none of these claims will have a material adverse effect on it.

Operating Leases

The Company owns substantially all of its property, periodically leases certain premises on a short term basis, and leases a minor amount of its facilities and certain other property under non-cancelable operating lease agreements that expire on various dates through August of 2064. Certain leases have renewal options. Operating lease expense for the facilities leases were $2.3 million, $1.8 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In connection with the 2013 acquisition of EHI, the Company acquired certain operating leases for aircraft that expire on various dates through December 2019. During the years ended December 31, 2014 and 2013, operating lease expense associated with aircraft was $20.2 million and $14.0 million, respectively.

Minimum future lease payments under non-cancelable operating leases at December 31, 2014 are as follows (in thousands):

Year ending December 31:
2015	$18,876
2016	17,014
2017	13,413
2018	12,921
2019	5,145
Thereafter	7,630
$74,999

Outstanding Purchase Orders

As of December 31, 2014, the Company had $29.6 million of outstanding purchase orders for scheduled parts deliveries through 2019, all in the ordinary course of business and the majority of which were cancelable.

Note 17. Related Party Transactions

In addition to the stated items and transaction below, the Company reimbursed various entities affiliated with the ZM Funds and Quinn Morgan for expenses and other costs totaling $0.2 million, $0.5 million, and $0.2 million during the years ended December 31, 2014, 2013, and 2012, respectively.
During the first quarter of 2014, the Company received $0.4 million, net from short-swing profit disgorgement remitted by the ZM Funds. This activity was classified on the consolidated balance sheet as of December 31, 2014 as an increase to additional paid-in capital and as a component of financing activity within the consolidated statement of cash flows for the year ended December 31, 2014.
During the year ended December 31, 2014, the Company had incurred approximately $0.5 million in legal costs associated with stockholder lawsuit filed against the Company, the members of its board of directors, EAC Acquisition Corp., and the ZM Funds and certain of their affiliates. See "Note 16 - Commitments and Contingencies" for further discussion.

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

No periodic principal or interest payments were required and the 2015 Subordinated Notes were to mature on June 30, 2015. In connection with the initial public offering in April 2012, the interest rate on the 2015 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the 2020 Senior Notes offering consummated on May 2, 2013, all of the 2015 Subordinated Notes were repaid in full.

On June 30, 2011, in connection with an amendment to the Company’s credit agreement at the time, an additional $10.0 million of 2016 Subordinated Notes were issued to two of the ZM Funds at a rate of 20.0% per annum, which was payable in kind by increasing the principal amount of such notes and payable quarterly. No periodic principal or interest payments are required and the 2016 Subordinated Notes were to mature on June 30, 2016. Additionally, in connection with the Working Capital Guarantee Credit Agreement, the Company issued $1.0 million in additional 2016 Subordinated Notes to two of the ZM Funds at a rate of 20.0% per annum, which was payable in kind by increasing the principal amount of such notes and payable quarterly. In connection with the initial public offering in April 2012, the interest rate on the 2016 Subordinated Notes was amended from 20.0% per annum to 10.0% per annum. In connection with the 2020 Senior Notes offering consummated on May 2, 2013, all of the 2016 Subordinated Notes were repaid in full.

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

In connection with the EHI acquisition, which was funded with a portion of the proceeds from the 2020 Senior Notes offering (See “Note 10 - Debt”), two of the ZM Funds and certain of their affiliates received 1,689,155 shares of Series A Preferred Stock as repayment of $20.0 million of principal of their pro rata share of the EIA Second Lien Credit Facility. In addition, two of the ZM Funds and certain of their affiliates forgave $2.5 million of their pro rata share of the EIA Second Lien Credit Facility in connection with the EHI acquisition and retained approximately $37.9 million in the EIA Second Lien Credit Facility.

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

Note 18. Derivative Instruments and Hedging Activities

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

The Company was not party to any foreign currency forward contracts as of December 31, 2014 or December 31, 2013.

Note 19. Warranty Reserves and Cost Per Hour Reserves

Sales of Aircranes to third parties include limited warranty provisions that require the Company to remedy deficiencies in quality or performance of its products over a specified period of time, generally from two to five years depending on the type of part, component or airframe, including technical assistance services. Warranty reserves are established at the time that revenue is recognized at levels that represent the estimate of the costs that will be incurred to fulfill those warranty requirements and is included in accrued and other current liabilities in the consolidated financial statements. Warranty reserves may be adjusted periodically to sustain levels representing the estimate of the costs to fulfill those warranty requirements over the remaining life of the warranty.

Warranty expense, net was zero, zero, and a $0.5 million benefit for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014 and December 31, 2013 warranty liability reserve was zero. All warranty periods expired at December 31, 2012.

A summary of the warranty reserves related to sales of Aircranes consisted of the following (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Beginning balance	$—	$—	$1,015
Increases to reserves	—	—	—
Warranty provided or expired	—	—	(1,015)
Ending balance	$—	$—	$—

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

Net CPH expense was zero, $0.7 million and $5.3 million for the years ended December 31, 2014, 2013, and 2012 respectively. As of December 31, 2014 and December 31, 2013 CPH liability was zero and $0.5 million, respectively.

A summary of the CPH reserves is as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Beginning balance	$511	$3,569	$2,770
Increases to reserves	—	747	5,282
Warranty provided or expired	(511)	(3,805)	(4,483)
Ending balance	$—	$511	$3,569

Note 20. Variable Interest Entities

An entity is generally considered a variable interest entity (a “VIE”) that is subject to consolidation under ASC Topic 810 “Consolidation,” if the total equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; or as a group, the holders of the equity investment at risk lack any one of the following characteristics: (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance; (b) the obligation to absorb expected losses of the entity; or (c) the right to receive the expected residual returns of the entity.

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

At December 31, 2014, EuAC consolidated assets and liabilities were $4.1 million and $1.9 million, respectively. At December 31, 2013, EuAC consolidated VIE assets and liabilities were $5.5 million and $3.0 million, respectively. As of December 31, 2014 and December 31, 2013, $0.7 million and $0.9 million, respectively, of noncontrolling interest is reflected in stockholders’ equity in the accompanying consolidated balance sheets.

In the third quarter of 2014 through its Brazilian subsidiary Air Amazonia, the Company had entered into a purchase agreement to acquire a 60% interest in Costa Do Sol Taxi Aero Corporation ("Costa Do Sol") and obtained control of the entity effective December 1, 2014.

The Company believes that Costa Do Sol is a VIE and that the Company is the primary beneficiary of the VIE due to its ability to make decisions about the entity’s activities, the exposure to the expected losses of the entity if they occur, and the right to receive the expected residual returns of the entity if they occur. As such, the consolidated financial statements include the balances of Costa Do Sol.

At December 31, 2014, Costa Do Sol consolidated assets and liabilities were $0.1 million and $0.1 million, respectively. As of December 31, 2014, noncontrolling interest of zero is reflected in stockholders’ equity in the accompanying consolidated balance sheets.

Note 21. Seasonality

The Company’s flight hours are substantially reduced in winter or monsoon seasons. The global deployment of the Company’s aircraft and crews helps to limit the effect of seasonality, but the Company’s operations tend to peak in June through October and to be at a low point in January through April.

Note 22. Earnings (Loss) Per Share
The Company calculates basic income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic loss per share.
The following table shows the computation of income (loss) per share (net income (loss) in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net income (loss) attributable to common shareholders	$(10,292)	$9,657	$12,435
Basic weighted average shares outstanding	13,800,494	11,221,005	6,981,027
Dilutive effect of stock-based awards	—	53,419	—
Dilutive effect of Series A Preferred Stock	—	560,082	—
Dilutive weighted average shares outstanding	13,800,494	11,834,506	6,981,027
Basic earnings (loss) per share	$(0.75)	$0.86	$1.78
Diluted earnings (loss) per share	$(0.75)	$0.82	$1.78
Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	18,169	16,458	158,557

Note 23. Stock-based Compensation
In 2012, the Company adopted a Long Term Incentive Plan and reserved for issuance 417,649 shares of its common stock. The goal of the plan is to align the interests of the Company’s eligible participants with the interests of its stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain and motivate key personnel upon whose judgment, initiative and effort the successful conduct of the Company’s business is largely dependent. There were 7,808 shares available for grant under the Long Term Incentive Plan as of December 31, 2014. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit awards activity during the year ended December 31, 2014:

	Restricted Stock Award Units	Weighted-Average Grant Date Fair Value
Outstanding unvested at December 31, 2011	—	$—
Granted	389,057	7.77
Vested restricted stock units	(214,933)	7.80
Forfeited	(15,567)	7.83
Outstanding unvested at December 31, 2012	158,557	7.73
Granted	45,914	21.43
Vested restricted stock units	(88,610)	10.68
Forfeited	(24,643)	7.75
Outstanding unvested at December 31, 2013	91,218	11.75
Granted	35,752	16.68
Vested restricted stock units	(50,695)	12.81
Forfeited	(20,672)	12.74
Outstanding unvested at December 31, 2014	55,603	$13.59

During the years ended December 31, 2014, 2013, and 2012, the Company granted 35,752, 45,914, and 389,057 restricted stock unit awards, respectively. The Company recognized stock-based compensation expense during the years ended December 31, 2014, 2013, and 2012 as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense:
Cost of revenues	$69	$70	$378
Operating expenses	792	722	1,740
Total	$861	$792	$2,118

Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards as of December 31, 2014 is expected to be recognized over a weighted average period of 0.6 years, as follows (in thousands):

Unamortized Compensation Expense
2015	$445
2016	91
Thereafter	7
Total	$543

Note 24. Subsequent Events
On January 1, 2015, as a result of an organizational restructuring, the Company established new reportable operating segments to assess performance by type of customer and end market: Government Aviation Services, Commercial Aviation Services, Oil & Gas Aviation Services and Manufacturing & MRO.

On March 3, 2015, Udo Rieder informed the board of directors that he will retire from his positions as President and Chief Executive Officer of the Company and as a member of the board of directors, effective March 31, 2015. The board of directors had appointed Jeffrey Roberts as the Company’s President and Chief Executive Officer, effective April 1, 2015.

SUPPLEMENTARY DATA

Unaudited Quarterly Financial Information

	2014
(Unaudited)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Revenues	$74,184	$80,885	$118,338	$73,202	$346,609
Gross Profit	8,280	13,729	47,978	13,177	83,164
Net income (loss)	(7,525)	(17,162)	16,941	(2,485)	(10,231)
Net income (loss) attributable to common stockholders	(7,594)	(17,109)	16,862	(2,451)	(10,292)

Basic earnings (loss) per common share	$(0.55)	$(1.24)	$1.22	$(0.18)	$(0.75)
Dilutive earnings (loss) per common share	$(0.55)	$(1.24)	$1.22	$(0.18)	$(0.75)

Weighted average shares outstanding:
Basic	13,789,426	13,799,501	13,802,212	13,810,587	13,800,494
Dilutive	13,789,426	13,799,501	13,817,050	13,810,587	13,800,494

	2013
(Unaudited)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net Revenues	$36,940	$68,590	$120,226	$92,465	$318,221
Gross Profit	9,274	17,490	46,185	23,164	96,113
Net income (loss)	(995)	(1,797)	14,488	(1,830)	9,866
Net income (loss) attributable to common stockholders	(1,216)	(1,952)	14,525	(1,700)	9,657

Basic earnings (loss) per common share	$(0.13)	$(0.20)	$1.26	$(0.12)	$0.86
Dilutive earnings (loss) per common share	$(0.13)	$(0.20)	$1.05	$(0.12)	$0.82

Weighted average shares outstanding:
Basic	9,727,127	9,759,758	11,562,465	13,786,308	11,221,005
Dilutive	9,727,127	9,759,758	13,813,514	13,786,308	11,834,506

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), under the 1992 framework. Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

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
A copy of the Amendment was filed as Exhibit 10.43 to the annual report on Form 10-K filed for the year ended December 31, 2013 and is incorporated herein by reference. The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment.
PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director nominee, as of March 10, 2015.

Name	Principal Occupation	Age	Director Since
Udo Rieder(1)	President and CEO Erickson Incorporated	55	2008
Gary R. Scott	Ret. President Bombardier Comm. Aircraft	64	2012
Quinn Morgan	Managing Director of Centre Lane Partners	43	2007
Hank Halter(2)	President and CEO of Delta Community Credit Union	50	2012
Meredith R. Siegfried	CEO of The NORDAM Group	41	2012
Kenneth Lau	Managing Director of Centre Lane Partners	37	2010
James L. Welch	CEO of YRC Worldwide	60	2012

(1)
On March 3, 2015, Udo Rieder informed the board of directors that he will retire from his positions as President and Chief Executive Officer of the Company and as a member of the board of directors, effective March 31, 2015.

(2)
On January 19, 2015, Hank Halter resigned from the Company’s Board of Directors for personal reasons due to certain pressing family obligations. Mr. Halter also resigned from his role as Chairman of the Company’s Audit Committee.

Udo Rieder has served as our Chief Executive Officer and as a member of our board of directors since March 2008. From February 2005 to March 2008, Mr. Rieder served as Vice President and General Manager, Parts Logistics and Services for Bombardier Aerospace Inc. From July 1996 to December 2004, Mr. Rieder worked at Delta Air Lines, Inc., most recently as Vice President, Engineering and Planning and as Vice President, Purchasing. From May 1990 until June 1996, Mr. Rieder held various manager positions with American Airlines, Inc., including Manager of Power Plant Purchasing and Manager of Warranty and Repair Contracts. From May 1985 until May 1990, Mr. Rieder served as an engineer with Bell Helicopter, Inc. Mr. Rieder holds a BS in Mechanical Engineering from Texas A&M University and also holds an AAS in Business from Central Texas College. He has served as chairman of the Engineering, Maintenance and Material Council of the Air Transport Association and as chairman of the e-Business Committee for the same organization. Mr. Rieder was selected to serve as a director because he is our Chief Executive Officer, and has extensive knowledge of our business and industry.

Gary R. Scott has served as a member of our board since the completion of our initial public offering in April 2012. Mr. Scott is currently President and CEO of his wholly owned aerospace and aviation consulting company, GRS LLC.  He retired from Bombardier, Inc. on November 1, 2011, where he served as the President of the Commercial Aircraft unit of Bombardier Aerospace since April 2008. He joined Bombardier in March 2004, serving as President of New Commercial Aircraft from March 2004 through February 2006 and President of Aircraft Services and New Commercial Aircraft from February 2006 through April 2008. Before joining Bombardier, Mr. Scott was Group President, Civil Simulation and Training at CAE, Inc. from July 2002 through March 2004. Mr. Scott began his career in aviation with The Boeing Company in 1973, holding the following executive positions: President, Flight Safety Boeing Training International (July 2000 through July 2002); Vice President, Business Strategy and Finance, Commercial Aviation Services (January 1999 through July 2000); Vice President and Chief Operating Officer, Boeing Enterprises (April 1998 through January 1999); and Vice President and General Manager for the 737/757 programs (November 1995 through March 1998). Mr. Scott earned a BA in Business Administration at the University of Washington and an MBA at Seattle University. Mr. Scott has also completed the Executive Development Program, University of Illinois, as well as the Harvard Business School Advanced Management Program. Mr. Scott has previously served on the board of directors of the Wings Club. Mr. Scott was selected as a director nominee because of his experience as the chief executive of a significant business unit of a public aerospace company, and for his general management and financial experience in the aerospace industry. Mr. Scott will qualify as an “independent” director under the rules and regulations of the SEC and NASDAQ.

Quinn Morgan has served on our board of directors since September 2007 and as our Chairman since January 2010. Mr. Morgan is a founding member and a managing director of Centre Lane Partners, LLC. Mr. Morgan serves on the board of Twintec AG as well as the boards of directors of several private companies affiliated with Centre Lane. Prior to co-founding the predecessor to Centre Lane Partners and our largest shareholder in May 2007, Mr. Morgan was a managing director and head of corporate private equity at D. B. Zwirn & Co., L.P., which he joined in January 2005. At D.B. Zwirn & Co. Mr. Morgan had overall responsibility for the corporate private equity investment program. From 2000 to 2005, Mr. Morgan was employed with

Moore Capital Management and its illiquid asset management joint venture, Steelpoint Capital Partners. From 1994 to 2000, Mr. Morgan was employed with the Goldman Sachs Group. Mr. Morgan holds a BSc in Economics from the London School of Economics and Political Science. Mr. Morgan was selected to serve as a director because he is the managing member of our largest stockholder and has extensive experience in financing, private equity investment, and board service.

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

Our Executive Officers

We designate persons serving in the following positions as our executive officers: our chief executive officer, our chief financial officer, and our vice presidents who are in charge of a principal unit of our business, or perform a policy-making function for us. The following table sets forth information regarding our executive officers as of March 10, 2015.

Name	Principal Occupation	Age	Officer Since
Udo Rieder(1)	President and Chief Executive Officer	55	2008
Eric Struik	Chief Financial Officer	46	2013
Brian Clegg	Vice President of Global Aerial Operations	59	2015
Santiago Crespo	Vice President and General Manager of Oil and Gas Aviation Services	45	2013
Edward Rizzuti	Vice President, General Counsel and Corporate Secretary	45	2010
Glenn Splieth	Vice President of Global Human Resources	62	2015
Kerry Jarandson	Vice President of Manufacturing and MRO	46	2015
Andrew Mills	Vice President and General Manager of Commercial Aviation Services	57	2015
Chris Bassett	Vice President and General Manager of Government Aviation Services	52	2015

(1)
On March 3, 2015, Udo Rieder informed the board of directors that he will retire from his positions as President and Chief Executive Officer of the Company and as a member of the board of directors, effective March 31, 2015. The board of directors had appointed Jeffrey Roberts as the Company’s President and Chief Executive Officer, effective April 1, 2015.

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

Brian Clegg has served as our Vice President of Aerial Operations since September 2014. Mr. Clegg has nearly 40 years of experience in the rotorcraft industry, first as a pilot and later in managerial and executive positions. Prior to joining Erickson, he worked at CHC Helicopter Corp for 30 years. In his most recent role with CHC, he served as Vice President of Flight Operations, where he led the merger of two distinct flight divisions into one operating division with more than 210 aircraft and 1,000 pilots. In his previous role of Acting President for CHC Global Operations, he reported directly to the CEO and Board of Directors, leading operations of 120 aircraft. A well respected figure within the aviation industry, Mr. Clegg brings a rare breadth of experience in global aerial operations to the Erickson executive team, and plays a key role in optimizing and growing our diversified fleet operations around the world.

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

Glenn Splieth joined Erickson in 2013. Prior to joining Erickson, Mr. Splieth was the Vice President of Human Resources for RadiSys Corporation, a leading wireless infrastructure and solutions provider for telecom, aerospace, and defense applications. While at RadiSys, he directed company-wide HR management in 12 countries across Europe, North America, and Asia, and was deeply involved in acquisition integration. Mr. Splieth has over 25 years of experience in human resources management and program development, and has held HR leadership positions at NetTest Corporation, Epson Portland, Mentor Graphics Corporation, and Hewlett Packard Corporation, with a particular focus in the areas of change management, organizational development, global employee relations, compensation, benefits, learning and development, and staffing. He holds a Bachelors of Science degree in Natural Resource Management from Utah State University and a Masters of Public Administration from Montana State University.

Kerry Jarandson joined Erickson in 1993, and was appointed General Manager of the Central Point manufacturing/MRO operation in September of 2012. He has more than 20 years of experience in aviation maintenance, manufacturing, engineering, and aviation management. Erickson is the OEM and Type Certificate holder for the S-64 Aircrane, and part of Mr. Jarandson’s responsibilities includes maintaining the Type and Production Certificates and supporting Erickson’s internal and external customer base. He’s also responsible for providing products and services in support of Erickson’s extensive fleet of rotorcraft and fixed wing aircraft. Prior to his role as General Manager, Mr. Jarandson served as the Senior Director of Manufacturing and Maintenance from 2003 to 2012, and was instrumental in building the organization and infrastructure which enabled Erickson to obtain the S-64 Aircraft Production Certificate in 2007. He previously served in a number of roles within the Maintenance, Quality, and Engineering organizations, with a consistent focus on reliability engineering and continuous improvement.

Andrew Mills rejoined Erickson in 2012, and prior to his current position was General Manager of Aircrane Operations and Director of Aerial Services Sales and Marketing. Mr. Mills has over 25 years of experience in helicopter operations and contracting.  Prior to joining Erickson, he served as General Manager of Carson Helicopters, and Director of Operations for Swanson Group Aviation.  Before working exclusively in the heavy helicopter arena, he served as Vice President of Operations for Phoenix Geophysics, a world leader in exploration geophysics specializing in frontier exploration utilizing helicopter-supported geophysical tools.  He has extensive experience in aerial firefighting and international helicopter contracting and has worked in more than 25 countries. Mr. Mills graduated from Oregon State University with a Bachelor of Science degree in Geology, with post graduate work in geophysics.  He is a past Chairman of the Oregon Heavylift Helicopter Consortium, and current Vice Chairman of the HAI Government Resources/Firefighting Committee.

Chris Bassett leads a team responsible for business development, customer service, productivity, quality, safety and efficiency of Government Aviation Services. He also oversees global business operations, and manages resources (assets and people) across multiple contracts. Chris brings over 25 years of diverse aviation management experience in both rotorcraft and fixed-wing markets to Erickson. Prior to joining Erickson in 2013, he was Vice President of Aviation Operations for Air Methods Corporation where he had control of a fleet of over 400 aircraft and more than 300 bases of operations. Chris also has extensive experience with the Department of Defense Civil Airlift Review Board (CARB) certification, and with maintaining government contracts. Chris is a pilot and A&P mechanic and has managed his own helicopter external load company. He holds a Bachelor of Science degree in management.

We hereby incorporate by reference the information under the captions “Director Nominations,” “Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which we anticipate will be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2014.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees, officers and directors. The Code is available on our website at www.ericksonaviation.com. Any substantive amendment to or waiver of any provision of the Code may be made only by the board of directors, and will be disclosed on our website as well as via any other means then required by Nasdaq listing standards or applicable law.

ITEM 11. EXECUTIVE COMPENSATION

We hereby incorporate by reference the information under the captions “Executive Compensation” and “Compensation Committee Report” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which we anticipate will be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We hereby incorporate by reference the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which we anticipate will be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We hereby incorporate by reference the information under the captions “Transactions with Related Persons” and “Independence of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which we anticipate will be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We hereby incorporate by reference the information under the caption “Ratification of Appointment of Auditors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which we anticipate will be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2014.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of Erickson Incorporated are included in “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Erickson Incorporated.		8-K	3.1	001-35482	2/26/2014
3.2	Third Amended and Restated Bylaws of Erickson Incorporated.		8-K	3.2	001-35482	2/26/2014
4.1	Amended and Restated Registration Rights Agreement by and between Erickson Air-Crane Incorporated and other parties, dated April 21, 2010.		S-1	4.1	333-166752	5/12/2010
4.2	Indenture related to the 8.25% Second Priority Senior Secured Notes due 2020, among Erickson Air-Crane Incorporated, the guarantors named therein and Wilmington Trust, National Association as trustee and collateral agent (including forms of 8.25% Second Priority Senior Secured Notes due 2020), dated May 2, 2013.		8-K	4.1	001-35482	5/8/2013
4.3	Registration Rights Agreement, among Erickson Air-Crane Incorporated and certain of its subsidiaries named therein, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Stifel Nicolaus & Company, Incorporated and Imperial Capital, LLC, dated May 2, 2013.		8-K	4.2	001-35482	5/8/2013
4.4	Certificate of Designation, filed on May 2, 2013		8-K	4.3	001-35482	5/8/2013
10.1	Form of Indemnification Agreement by and between Erickson Air-Crane and each of its directors and officers and some employees.		S-1	10.1	333-166752	5/21/2010
10.2*	Erickson Air-Crane Incorporated 2012 Long-Term Incentive Plan, dated April 10, 2012.		S-1/A	10.21	333-166752	3/21/2012
10.3*	Form of Restricted Stock Unit Agreement.		S-1/A	10.21(a)	333-166752	3/21/2012
10.4	Amendment to Promissory Note issued by Erickson Air-Crane Incorporated, dated April 16, 2012.		S-1/A	10.27	333-166752	4/4/2012
10.5*	Amended and Restated Executive Employment Agreement between Udo Rieder and Erickson Air-Crane Incorporated, dated April 22, 2010.		S-1	10.7	333-166752	5/12/2010

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.6*	Executive Employment Agreement between Edward T. Rizzuti and Erickson Air-Crane Incorporated, effective as of January 1, 2012.		S-1/A	10.11	333-166752	1/30/2012
10.7*	Exclusive Use Helicopter Services Large Fire Support Agreement between the U.S. Forest Service and Erickson Air-Crane Incorporated, dated December 16, 2011.		S-1/A	10.15	333-166752	3/6/2012
10.8	Aircraft Purchase Agreement in Respect of One (1) Erickson S-64F Aircraft Manufacturer's Serial Number 64095 between San Diego Gas & Electric Company and Erickson Air-Crane, Incorporated, dated October 1, 2012.		10-K	10.11	001-35482	3/8/2012
10.9	Contract No. 4600002272, by and between NAMSA and Erickson Air-Crane Incorporated, dated May 23, 2012.		8-K	10.1	001-35482	5/29/2012
10.10	Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated June 24, 2010.		S-1/A	10.17	333-166752	10/5/2012
10.11
First Amendment to Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated November 15, 2010.
			S-1/A	10.17(a)	333-166752	12/5/2011
10.12
Second Amendment to Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated December 31, 2010.
			S-1/A	10.17(b)	333-166752	12/5/2011
10.13
Third Amendment to Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated May 19, 2011.
			S-1/A	10.17(c)	333-166752	12/5/2011
10.14
Fourth Amendment to Credit Agreement among Wells Fargo Bank, National Association, Keybank National Association, Bank of the West, Bank of America, N.A., Union Bank, N.A., and Erickson Air-Crane Incorporated, dated June 30, 2011.
			S-1/A	10.17(d)	333-166752	12/5/2011
10.15	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund II, L.P., dated June 30, 2010; Promissory Note issued by Erickson Air-Crane, Incorporated to 10th Lane Finance Co., LLC, dated June 30, 2010.		S-1/A	10.18	333-166752	9/10/2010
10.16	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund I, L.P., dated June 30, 2011.		S-1/A	10.23	333-166752	12/5/2011
10.17	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund I, L.P., dated June 30, 2011.		S-1/A	10.24	333-166752	12/5/2011

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.18	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund II, L.P., dated June 30, 2011.		S-1/A	10.25	333-166752	12/5/2011
10.19	Promissory Note issued by Erickson Air-Crane, Incorporated to ZM Private Equity Fund II, L.P., dated June 30, 2011.		S-1/A	10.26	333-166752	12/5/11
10.20	Stock Purchase Agreement, by and among Evergreen International Aviation, Inc., Evergreen Helicopters, Inc., Erickson Air-Crane Incorporated, EAC Acquisition Corporation, and solely with respect to Section 6.10 thereof, Mr. Delford M. Smith, dated March 18, 2013.		8-K	99.1	001-35482	3/20/2013
10.21	First Lien Securities Purchase Agreement, by and among Erickson Air-Crane Incorporated, Evergreen International Aviation, Inc., and each of the persons listed on Exhibit A thereto, dated March 18, 2013.		8-K	99.2	001-35482	3/20/2013
10.22	Second Lien Stock Purchase Agreement, by and among Erickson Air-Crane Incorporated, Evergreen International Aviation, Inc., and each of the persons listed on Exhibit A thereto, dated March 18, 2013.		8-K	99.3	001-35482	3/20/2013
10.23	Term Sheet for the Acquisition by Erickson Air-Crane Incorporated of Air Amazonia Serviços Aéreos Ltda. and the Purchase by Erickson of Certain Aircraft		8-K	99.1	001-35482	3/7/2013
10.24	Purchase Agreement among Erickson Air-Crane Incorporated and certain of its subsidiaries named therein, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Stifel Nicolaus & Company, Incorporated and Imperial Capital, LLC, dated April 25, 2013.		8-K	10.1	001-35482	5/1/2013
10.25	Credit Agreement by and among Erickson Air-Crane Incorporated and Evergreen Helicopters, Inc., as Borrowers, Wells Fargo Bank, National Association, as Administrative Agent, Lead Arranger, Book Runner, Syndication Agent, and Documentation Agent, and other lender parties thereto, dated May 2, 2013.		8-K	10.1	001-35482	5/8/2013
10.26	Guaranty and Security Agreement among the Persons listed on the signature pages thereof as “Grantors” and those additional entities that become parties thereto by executing the form of Joinder attached thereto and Wells Fargo Bank, National Association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein) , dated May 2, 2013.		8-K	10.2	001-35482	5/8/2013
10.27	Form of Aircraft and Engine Security Agreement among Erickson Air-Crane Incorporated and Wells Fargo Bank, National Association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein), dated May 2, 2013.		8-K	10.3	001-35482	5/8/2013

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.28	Intercreditor Agreement entered into by and between Wells Fargo Bank, National Association, in its capacity as administrative agent under the First Lien Documents (as defined therein), including its successors and assigns in such capacity from time to time, and Wilmington Trust, National Association, not in its individual capacity, but solely in its capacity as trustee under the Second Lien Notes Indenture (as defined therein) and collateral agent under the Second Lien Documents (as defined therein), dated May 2, 2013.		8-K	10.4	001-35482	5/8/2013
10.29	Patent Security Agreement by and among the Grantors listed on the signature pages thereof and Wells Fargo Bank, National Association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein), dated May 2, 2013.		8-K	10.5	001-35482	5/8/2013
10.30	Trademark Security Agreement by and among the Grantors listed on the signature pages thereof and Wells Fargo Bank, National Association, in its capacity as agent for each member of the Lender Group and the Bank Product Providers (each as defined therein), dated May 2, 2013.		8-K	10.6	001-35482	5/8/2013
10.31	Security Agreement among the Persons listed on the signature pages thereof as “Grantors” and those additional entities that become parties thereto by executing the form of Joinder attached thereto and Wilmington Trust, National Association, in its capacity as collateral agent for the Secured Parties (as defined therein), dated May 2, 2013.		8-K	10.7	001-35482	5/8/2013
10.32	Form of Aircraft and Engine Security Agreement among the Persons listed on the signature pages thereof as “Grantors” and those additional entities that become parties thereto by executing the form of Joinder attached thereto and Wilmington Trust, National Association, in its capacity as collateral agent for the Secured Parties (as defined therein) , dated May 2, 2013.		8-K	10.8	001-35482	5/8/2013
10.33	Amendment Number One to Credit Agreement, Amendment Number One to Guaranty and Security Agreement, and Waiver by and among Erickson Air-Crane Incorporated and Evergreen Helicopters, Inc., as Borrowers, Wells Fargo, as Administrative Agent, Lead Arranger, Book Runner, Syndication Agent, and Documentation Agent, and other lender parties thereto, June 14, 2013.		8-K	10.1	001-35482	6/18/2013
10.34	Joinder No. 1 to Guaranty and Security Agreement and Intercompany Subordination Agreement by and between Evergreen Unmanned Systems, Inc. and Wells Fargo, as agent for the lenders, dated as of June 14, 2013.		8-K	10.2	001-35482	6/18/2013
10.35	Line of Credit Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing with the Trustee and Wells Fargo, as administrative agent for the lender group.		8-K	10.3	001-35482	6/18/2013
10.36	Line of Credit Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing with the Trustee and Wilmington Trust, as administrative agent for the secured parties.		8-K	10.4	001-35482	6/18/2013

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.37	Quota Purchase Agreement by and among the Company, Air Amazonia, and HRT and certain of its affiliates, dated July 19, 2013.		8-K	10.1	001-35482	7/25/2013
10.38	Aircraft Purchase Agreement by and among the Company, Air Amazonia, and HRT and certain of its affiliates, dated July 19, 2013.		8-K	10.2	001-35482	7/25/2013
10.39	2013 Retention Bonus Plan.*		8-K	10.3	001-35482	7/25/2013
10.40	Amendment Number Five to Credit Agreement and Amendment Number Two to Guaranty and Security Agreement by and among Erickson Air-Crane Incorporated and Evergreen Helicopters, Inc., as Borrowers, Wells Fargo, as Administrative Agent, Lead Arranger, Book Runner, Syndication Agent, and Documentation Agent, and other lender parties thereto, dated March 11, 2014.		10-K	10.43	001-35482	3/14/2013
10.41*	Executive Employment Agreement, dated as of February 28, 2015, between Erickson Incorporated and Jeffrey G. Roberts.		8-K	10.1	001-35482	3/5/2015
21.1	Subsidiaries of Erickson Incorporated.	X
23.1	Consent of Grant Thornton LLP.	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
101INS**	XBRL Instance Document	X
101SCH**	XBRL Taxonomy Extension Schema Document	X
101CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X
101DEF**	XBRL Taxonomy Extension Definition Linkbase Document	X
101LAB**	XBRL Taxonomy Extension Label Linkbase Document	X
101PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Denotes a compensatory plan, contract or arrangement, in which the Registrant’s directors or executive officers may participate.
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

Erickson Incorporated

Date:	March 10, 2015	By:	/S/ Udo Rieder
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

Signature	Title	Date

/S/ Udo Rieder	Chief Executive Officer and Director	March 10, 2015
Udo Rieder	(principal executive officer)

/S/ Eric Struik	Chief Financial Officer	March 10, 2015
Eric Struik	(principal financial officer)

/S/ Quinn Morgan		March 10, 2015
Quinn Morgan	Director, Chairman of the Board

/S/ Kenneth Lau		March 10, 2015
Kenneth Lau	Director

/S/ Gary R. Scott		March 10, 2015
Gary R. Scott	Director

/S/ Meredith Siegfried		March 10, 2015
Meredith Siegfried	Director

/S/ James L. Welch		March 10, 2015
James L. Welch	Director