Form 10-Q
period 2015-03-31
ERICKSON INC.
filed 2015-05-11
CIK 1490165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 30, 2015, 13,833,174 shares of common stock, par value $0.0001, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,874	$5,097
Restricted cash	518	567
Accounts receivable, net of allowances for doubtful accounts of $188 and $739 in 2015 and 2014, respectively	51,932	44,350
Inventory	9,153	—
Prepaid expenses and other current assets	8,783	8,780
Income tax receivable	739	677
Deferred tax assets	1,286	1,230
Total current assets	75,285	60,701
Aircraft support parts, net	138,898	137,593
Assets held for sale	8,350	—
Aircraft, net	115,099	128,221
Property, plant and equipment, net	117,127	120,635
Goodwill	164,550	215,241
Other intangible assets, net	19,413	20,053
Other non-current assets	21,932	23,077
Total assets	$660,654	$705,521
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,149	$19,844
Current portion of long-term debt	3,793	4,144
Accrued and other current liabilities	35,612	19,034
Income tax payable	—	315
Deferred tax liabilities	—	884
Total current liabilities	56,554	44,221
Long-term debt	12,185	12,751
Long-term revolving credit facilities	103,925	89,339
Long-term notes payable	355,000	355,000
Other long-term liabilities	19,513	13,181
Uncertain tax positions	6,581	6,313
Deferred tax liabilities	3,412	3,703
Total liabilities	557,170	524,508
Stockholders’ equity:
Common stock; $0.0001 par value; 110,000,000 shares authorized; 13,823,818 and 13,823,818 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	181,163	181,018
Retained earnings (accumulated deficit)	(73,158)	1,812
Accumulated other comprehensive loss, net of tax	(5,012)	(2,544)
Total stockholders’ equity attributable to Erickson Incorporated	102,994	180,287
Noncontrolling interest	490	726
Total stockholders’ equity	103,484	181,013
Total liabilities and stockholders’ equity	$660,654	$705,521

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenues	$66,162	$74,184
Cost of revenues	64,788	66,658
Gross profit	1,374	7,526
Operating expenses:
General and administrative	6,938	6,797
Research and development	878	1,318
Selling and marketing	1,755	2,234
Impairment of goodwill	49,823	—
Other asset impairment	7,143	—
Total operating expenses	66,537	10,349
Operating loss	(65,163)	(2,823)
Other income (expense):
Interest expense, net	(9,212)	(8,753)
Amortization of debt issuance costs	(624)	(621)
Unrealized foreign exchange gain (loss)	(436)	217
Realized foreign exchange gain (loss)	(68)	(57)
Gain (loss) on disposal of equipment	(6)	130
Other expense, net	(191)	(188)
Total other income (expense)	(10,537)	(9,272)
Net loss before income taxes and noncontrolling interest	(75,700)	(12,095)
Income tax benefit	(617)	(4,570)
Net loss	(75,083)	(7,525)
Less: Net (income) loss related to noncontrolling interest	113	(69)
Net loss attributable to Erickson Incorporated and common stockholders	$(74,970)	$(7,594)
Net loss	$(75,083)	$(7,525)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,591)	330
Comprehensive loss	(77,674)	(7,195)
Comprehensive (income) loss attributable to noncontrolling interest	236	(69)
Comprehensive loss attributable to Erickson Incorporated	$(77,438)	$(7,264)
Net loss per share attributable to common stockholders
Basic	$(5.42)	$(0.55)
Diluted	$(5.42)	$(0.55)
Weighted average shares outstanding
Basic	13,823,818	13,789,426
Diluted	13,823,818	13,789,426

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit) of Erickson Incorporated	Noncontrolling Interest Amount	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	13,787,914	$1	$179,954	$12,104	$(42)	$192,017	$890	$192,907
Issuance of Restricted Stock Units	50,695	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	(69)	(69)
Stock-based compensation	—	—	861	—	—	861	—	861
Shares withheld for payment of taxes	(14,791)	—	(211)	—	—	(211)	—	(211)
Proceeds from shareholder, net	—	—	414	—	—	414	—	414
Components of comprehensive income (loss):
Net income (loss)	—	—	—	(10,292)	—	(10,292)	61	(10,231)
Foreign currency translation	—	—	—	—	(2,502)	(2,502)	(156)	(2,658)
Comprehensive loss								(12,889)
Balance at December 31, 2014	13,823,818	$1	$181,018	$1,812	$(2,544)	$180,287	$726	$181,013
Stock-based compensation	—	—	145	—	—	145	—	145
Components of comprehensive income (loss):
Net loss	—	—	—	(74,970)	—	(74,970)	(113)	(75,083)
Foreign currency translation	—	—	—	—	(2,468)	(2,468)	(123)	(2,591)
Comprehensive loss								(77,674)
Balance at March 31, 2015	13,823,818	$1	$181,163	$(73,158)	$(5,012)	$102,994	$490	$103,484

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(75,083)	$(7,525)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	8,818	7,953
Impairment of goodwill	49,823	—
Other asset impairment	7,143	—
Deferred income taxes	(1,418)	(3,984)
Non-cash interest expense on debt	177	37
Stock-based compensation	145	160
Amortization of debt issuance costs	624	621
Loss (gain) on sale of equipment	6	(130)
Changes in operating assets and liabilities:
Accounts receivable	(8,059)	13,876
Inventory	(9,153)	—
Prepaid expenses and other current assets	(224)	(599)
Income tax receivable	263	(785)
Aircraft support parts, net	(1,523)	(7,864)
Other non-current assets	2,390	1,545
Accounts payable	(2,205)	1,995
Accrued and other current liabilities	17,447	(4,043)
Income tax payable	(601)	943
Other long-term liabilities	3,689	294
Net cash provided by (used in) operating activities	(7,741)	2,494
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment, net	(5,674)	(17,483)
Restricted cash	(51)	200
Net cash used in investing activities	(5,725)	(17,283)
Cash flows from financing activities:
Proceeds from shareholders, net	—	414
Repayments of subordinated notes	(1,000)	—
Repayments of credit facilities	(34,211)	(24,400)
Borrowings from credit facilities	48,797	39,867
Other long-term borrowings	(48)	—
Payments under capital leases	(140)	—
Debt issuance costs	(70)	(230)
Net cash provided by financing activities	13,328	15,651
Effect of foreign currency exchange rates on cash and cash equivalents	(2,085)	467
Net increase (decrease) in cash and cash equivalents	(2,223)	1,329
Cash and cash equivalents at beginning of period	5,097	1,881
Cash and cash equivalents at end of period	$2,874	$3,210
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,594	$1,269
Cash paid for income taxes, net	$768	$486

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

As of March 31, 2015, the Company owned a fleet of 19 heavy lift helicopters, comprised of 13 S-64E and six S-64F model Aircranes, and 34 medium and light lift aircraft of varying model types, comprised of 28 rotor wing aircraft and six fixed-wing aircraft. As of March 31, 2015, the Company leased a fleet of one heavy lift S-64F model Aircrane, 31 medium and light lift aircraft of varying types, comprised of 26 rotor wing aircraft and five fixed-wing aircraft. The Company’s fleet operations span the globe with a presence on six continents. As of March 31, 2015, 24 of the owned aircraft and 20 of the leased aircraft were deployed outside of North America.

The Company owns the Type Certificate and Production Certificate for the S-64 Aircrane which gives it the authorization to convert and remanufacture the S-64 Aircrane for its own use or to sell to third parties. The Company holds a Type Certificate issued by the European Aviation Safety Agency (“EASA”) certifying the S-64F model which allows the Aircrane to be sold to third parties in the European Union. The Company holds a Repair Station Certificate which allows the Company to repair and overhaul airframes and components for Aircranes and certain other aircraft, and the Company owns the Type Certificate for engines used in the S-64 Aircrane. The Company also holds the production certificate to manufacture engine parts for the Pratt & Whitney JT12 and JFTD12 engines.

Fiscal 2015
On January 1, 2015, as a result of an organizational restructuring, the Company established new operating reportable segments to assess performance by type of customer and end market: Government Aviation Services, Commercial Aviation Services and Manufacturing & MRO.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the

U.S. Securities and Exchange Commission (the “SEC”). As permitted under such rules, certain notes and other financial information normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”)
have been condensed or omitted; however, the unaudited consolidated financial statements do include such notes and financial information sufficient so as to make the interim information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of December 31, 2014 included in the Company’s annual report on Form 10-K filed with the SEC on March 10, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassification has been made to prior period amounts of external commissions from sales and marketing operating expenses to cost of revenues on the consolidated statements of comprehensive loss. Such reclassification had no effect on previously reported consolidated statements of stockholders’ equity or the consolidated balance sheet. The prior period reclassification includes $0.8 million of external commissions reclassified from sales and marketing operating expenses to cost of revenues on the consolidated statements of comprehensive loss for the three months ended March 31, 2014.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued accounting standards update (“ASU”) No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to resolve the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Although permitted by the ASU, the Company did not elect early adoption or retrospective application. As such, the ASU became effective prospectively for the Company as of its first quarter of 2014. As of March 31, 2015, the Company did not have any unrecognized tax benefits that meet the conditions described by the ASU; accordingly, the ASU did not have any impact on the Company’s results of operations or financial position.
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
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2015 that are of significance, or potential significance, to the Company.

Note 3. Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Trade accounts receivable	$49,597	$42,296
Other receivables	2,523	2,793
Less: allowance for doubtful accounts	(188)	(739)
	$51,932	$44,350

The Company had bad debt expense of zero in the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company had bad debt recoveries of $0.3 million.
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
The following is a summary of customers that accounted for at least 10% of the total current and non-current trade receivables as of March 31, 2015 or December 31, 2014:

	Segment	March 31, 2015	December 31, 2014
Fluor	Government Aviation Services	15.9%	14.4%
Alion Science and Technology Corporation	Government Aviation Services	9.6%	11.8%
Hellenic Fire Brigade(1)	Commercial Aviation Services	8.4%	10.8%
		33.9%	37.0%

(1)
On May 23, 2012, the Company entered into a three year agreement with the NATO Support Agency (“NSPA”), pursuant to which the Company agreed to supply aerial firefighting services in Greece for the 2012 to 2014 firefighting seasons. Prior to the agreement with NAMSA, the Company contracted directly with the Hellenic Fire Brigade to provide firefighting services in Greece. At March 31, 2015 and December 31, 2014, the receivable from Hellenic Fire Brigade was classified in other non-current assets due to the long-term nature of obtaining resolution regarding the Company’s permanent establishment status in Greece.

The following is a summary of customers that accounted for at least 10% of the Company’s net revenues in the three months ended March 31, 2015 or March 31, 2014:

	Three Months Ended March 31,
	2015	2014
Fluor	20.5%	20.4%
Kestrel (Australia)	12.8%	14.9%
Alion Science and Technology Corporation	10.3%	—%
Army Contracting Command - Rock Island	—%	11.2%
	43.6%	46.5%
The Company operates in portions of Europe that have been significantly affected by the global recession, such as Greece and Italy, and the Company bears risk that existing or future accounts receivable may be uncollectible if the customers experience curtailed government spending.

Note 4. Inventory
Inventory consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$9,153	$—
In the first quarter of 2015, the Company entered into an exclusive agreement with Bell Helicopters Textron Inc. (Bell) to provide support for the Bell 214 B and ST models, including spare parts supply, technical assistance, maintenance training, and maintenance, repair and overhaul (MRO) services. As a part of the agreement the Company acquired $9.4 million of inventory from Bell in exchange for a two year promissory note. When acquired, the Company classified the assets as inventory within current assets in the consolidated balance sheet.

Note 5. Aircraft Support Parts, net
Aircraft support parts, net consists of aircraft parts and work-in-process which are valued at the lower of cost or market utilizing the first-in first-out method. Costs capitalized in aircraft support parts include materials, labor, and operating overhead. Work-in-process consists of remanufactured aircraft in various stages of production and in-process aircraft support parts. Upon completion of an aircraft remanufacture, based on the demand for the Company’s services, the Company may transfer an aircraft into its fleet. As of both March 31, 2015 and December 31, 2014, there was one aircraft being remanufactured.
Aircraft support parts consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Aircraft parts	$126,580	$124,629
Work-in-process	17,868	18,604
Less: Excess and obsolete reserve	(5,550)	(5,640)
	$138,898	$137,593

Note 6. Assets Held for Sale
We have classified certain assets as held for sale as these assets are ready for immediate sale and the Company expects these assets to be sold within one year. The changes in assets held for sale during the three months ended March 31, 2015, are as follows (dollars in thousands):

	Assets Held for Sale
	# of Aircraft
Aircraft held for sale
Book value, January 1, 2015	—	$—
Classified as held for sale, net of impairment	9	5,779
Aircraft held for sale, March 31, 2015	9	5,779
Deferred overhauls associated with aircraft held for sale, March 31, 2015		2,571
Total assets held for sale, March 31, 2015		$8,350
During the first quarter of 2015, nine aircraft were reclassified to assets held for sale as the Company reviewed its fleet strategy for fiscal 2015. The Company recorded an impairment charge of $7.1 million to write down the carrying value of the aircraft to their estimated fair value less the costs to sell. The charge is included in other asset impairment in the consolidated statement of comprehensive loss for the three months ended March 31, 2015. The fair value of assets held for sale is considered a level 2 measurement in the fair value hierarchy as the measurement is based on the recent sales and listed prices in the active markets for similar aircraft. The assets will no longer be depreciated or amortized effective March 31, 2015.

Note 7. Aircraft and Property, Plant and Equipment
Aircraft, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Aircraft	$149,634	$162,246
Less: Accumulated depreciation	(34,535)	(34,025)
	$115,099	$128,221

Property, plant, and equipment, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land and land improvements	$308	$308
Buildings	9,372	7,926
Vehicles and equipment	30,198	29,500
Deferred overhauls, net	82,881	86,768
Construction-in-progress	15,126	15,926
	137,885	140,428
Less: Accumulated depreciation and amortization	(20,758)	(19,793)
	$117,127	$120,635
During the three months ended March 31, 2015 and 2014, depreciation expense was $4.7 million and $4.2 million, respectively. During the three months ended March 31, 2015 and 2014, amortization expense associated with deferred overhauls was $3.4 million and $3.2 million, respectively.
During the first quarter of 2015, the Company completed a nonmonetary exchange of aircraft pursuant to which the Company transferred four Bell 212 helicopters to a third party in exchange for two Sikorsky S-76C+ helicopters. Independent appraisal confirmed that the fair values of the two aircraft received approximated the book values of the four aircraft transferred, and no gain or loss was recorded on the transaction. Prior to the exchange the aircraft were recorded in aircraft, net and their major components were recorded in deferred overhauls, net within property, plant, and equipment, net in the Company's consolidated balance sheets. The aircraft received and their major components were also recorded in aircraft, net and deferred overhauls, net, respectively, in the consolidated balance sheets.
During the second quarter of 2014, the Company completed a sale-leaseback transaction pursuant to which the Company sold one S-64 Aircrane for a total purchase price of $24.7 million. The net book value of the Aircrane at the date of the transaction was $12.3 million. The lease had an initial term of seven years commencing on June 30, 2014, and base lease payments of approximately $264 thousand per month. The Company has the right to purchase the aircraft back from the lessor at the end of the fourth year of the lease term at a purchase price based upon the fair market value at that time. At the end of the term of the lease, the lessor has a put right to sell the aircraft back at a purchase price based on the fair market value at that time. The Company has accounted for the transaction as a sale-leaseback under ASC 840-40 “Sale-Leaseback Transactions”. The profit on the sale was deferred and will be recognized ratably over the term of the lease as a reduction to rent expense. The current portion of the deferred gain of $1.8 million is included in accrued and other current liabilities, and the non-current portion of deferred gain of $9.2 million is included in other long-term liabilities in the consolidated balance sheet as of March 31, 2015.

Note 8. Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2015, are as follows (in thousands):

	Government Aviation Services	Commercial Aviation Services	Manufacturing & MRO	Total
Balance at January 1, 2015
Goodwill, gross	$207,128	$23,843	$5,542	$236,513
Accumulated impairment losses	(21,272)	—	—	(21,272)
Goodwill, net	185,856	23,843	5,542	215,241
Activity during 2015
Impairment losses	(49,823)	—	—	(49,823)
Fluctuations due to foreign currency translation adjustments	—	(868)	—	(868)
Balance at March 31, 2015
Goodwill, gross	207,128	22,975	5,542	235,645
Accumulated impairment losses	(71,095)	—	—	(71,095)
Goodwill, net	$136,033	$22,975	$5,542	$164,550
The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate.

The goodwill impairment test involves a two-step process pursuant to ASC 350-20 "Intangibles - Goodwill and Other". The first step compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the second step of the impairment test is to measure the amount of impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

During the second quarter of 2014, the Company performed the annual impairment review for EHI, which was considered a reporting unit for the purposes of that analysis. As a result, the Company recorded an impairment charge of $21.3 million against the carrying amount of goodwill during the year ended December 31, 2014.
On January 1, 2015, the Company re-evaluated its reporting units and determined four reporting units under its three operating reportable segments. The Company reassigned its goodwill to each of the four reporting units as of January 1, 2015 using a relative fair value approach.
During the first quarter of 2015, the Company performed a qualitative and quantitative analysis which indicated that it is more likely than not not that the fair value of the Government Aviation Services reporting unit is less than its carrying amount. The Company compared the business unit book value to its fair value, determined through the income approach, and concluded step two of the impairment test should be performed. For the purposes of the step two analysis, the Company estimated the fair value of the reporting unit using the income approach. The income approach estimates fair value by discounting the future cash flows expected to be generated by the business unit to their present value. The Company believes this is the most reliable indicator of fair value and is consistent with the approach a market place participant would use. Based on the Company’s step two analysis, the implied fair value of goodwill was lower than its carrying value. As a result, the Company recorded an impairment charge of $49.8 million during the quarter ended March 31, 2015.
The estimation of fair value utilizing the above approach includes numerous uncertainties which require significant judgment when making assumptions of the cost of capital, expected growth rates, selection of discount rates, as well as assumptions regarding general economic and business conditions, among other factors. Key assumptions used in measuring the implied fair value of goodwill included a discount rate of 10%, an effective tax rate of 38%, a terminal EBITDA multiple of 7.0, and utilizing the excess earnings method to value the customer relationship intangible.
Note 9. Other Intangible Assets, net
Other intangible assets, net consisted of the following (in thousands):

	Reportable Segment	Useful Life (in years)	March 31, 2015	December 31, 2014
Customer Relationships	Government Aviation Services	9	$19,300	$19,300
Customer Relationships	Commercial Aviation Services	2 (1)	2,500	2,500
Type Certificate(2)	Manufacturing & MRO	Indefinite	2,205	2,205
			24,005	24,005
Less: accumulated amortization			(4,592)	(3,952)
			$19,413	$20,053

(1)	During the first quarter of 2015 the Company reevaluated the customer relationship intangible related to the acquisition of Air Amazonia and reduced the useful life from 9 years to 2 years.

(2)	The Type Certificate included in intangible assets is the Type Certificate for engines used in the Aircrane, purchased individually during 2013.

During the three months ended March 31, 2015 and 2014, amortization expense for intangible assets was $0.6 million and $0.6 million, respectively, and was recorded in cost of revenues. Estimated amortization expense for intangible assets for future periods, including remaining amounts to be recorded in 2015 as of March 31, 2015, is as follows (in thousands):

Intangible Asset Amortization
2015	$2,398
2016	3,197
2017	2,320
2018	2,144
2019	2,144
Thereafter	5,005
Total	$17,208

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Interest	$13,002	$5,542
Payroll and related taxes	7,739	6,069
Promissory note, net of discount(1)	4,568	—
Deferred revenue	2,011	795
Deferred gain on sale-leaseback	1,760	1,760
Accrued commissions	1,369	1,301
Capital lease obligations	834	—
Other	4,329	3,567
	$35,612	$19,034

(1)
In the first quarter of 2015, the Company entered into a $10.0 million promissory note with Bell Helicopter Textron Inc. (Bell) in exchange for inventory delivered to the Company. The promissory note has no stated interest rate and matures on March 1, 2017. The Company has agreed to pay, beginning on March 1, 2015, semi-annual principal payments, in cash, until the date of maturity. For the purposes of recording the initial liability, the fair value of the promissory note was estimated at $9.4 million, assuming a market level borrowing rate of 6.5% per annum. Interest expense is recorded as the discount is amortized over the term of the note. As of March 31, 2015, the carrying value of the promissory note was $8.4 million, made up of the face value of the remaining principal of $9.0 million, net of the unamortized discount of $0.6 million. The non-current portion of the note of $3.8 million is included in other long-term liabilities in the consolidated balance sheet as of March 31, 2015.

Note 11. Debt
Outstanding debt consisted of the following (in thousands):

	March 31, 2015		December 31, 2014
	Current	Long-term	Current	Long-term
2020 Senior Notes	$—	$355,000	$—	$355,000
Revolving Credit Facility	—	103,925	—	89,339
2020 subordinated notes, net of discount	3,647	11,969	4,000	12,486
Fixtures financing	146	216	144	265
Total	$3,793	$471,110	$4,144	$457,090

2020 Senior Notes Offering
The 2020 Senior Notes bear interest at 8.25%, are second priority senior secured obligations, and are due in 2020. The 2020 Senior Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries. The Company used the net proceeds of the offering primarily to finance a portion of the purchase price for the EHI acquisition and refinance its 2015 Subordinated Notes and 2016 Subordinated Notes.
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

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at March 31, 2015 and December 31, 2014 was $355.0 million.

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

Revolving Credit Facility
On March 11, 2014 the Revolving Credit Facility was amended to increase the maximum amount that the Company may borrow from $125.0 million to $140.0 million. The interest rate under the Revolving Credit Facility is 225-450 basis points over LIBOR/Prime base rate depending on the Company’s senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes.

The Company and each of the Company’s current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the Revolving Credit Facility on a senior secured first lien basis.

The Revolving Credit Facility contains certain financial covenants including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is greater than $16.8 million or 1.05:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is less than or equal to $16.8 million. The fixed charge coverage ratio has multiple inputs, including, but not limited to, bank EBITDA, maintenance capital expenditures, and cash paid for interest and taxes. The Revolving Credit Facility also imposes an annual growth capital expenditures limit of approximately $25.0 million which is subject to standard carry-over provisions. The Company was in compliance with the financial covenants as of March 31, 2015 and December 31, 2014.

The Revolving Credit Facility includes mandatory prepayment requirements for the certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that the Company receives as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at March 31, 2015 and December 31, 2014 was $103.9 million and $89.3 million, respectively. The weighted average interest rate for borrowings under the Revolving Credit Facility for the three months period ended March 31, 2015 was 5.07%. The interest rate at March 31, 2015 and December 31, 2014 was 5.00% and 5.02%, respectively. As of March 31, 2015 and December 31, 2014 the Company had $1.8 million and $4.7 million in outstanding standby letters of credit under the Revolving Credit Facility, respectively, and maximum borrowing availability was $34.3 million and $46.0 million as of March 31, 2015 and December 31, 2014, respectively.

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

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. As of March 31, 2015, the carrying value of the 2020 Subordinated Notes was $15.6 million, made up of the face value of the remaining principal of $16.5 million net of the unamortized discount of $0.9 million. As of December 31, 2014, the carrying value of the 2020 Subordinated Notes was $16.5 million, made up of the face value of $17.5 million net of the unamortized discount of $1.0 million. The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00% during the three months period ended March 31, 2015.

Note 12. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred gain on sale-leaseback	$9,238	$9,678
Promissory note, net of discount (see Note 10)	3,833	—
Capital lease obligations	2,892	—
Other	3,550	3,503
	$19,513	$13,181

Note 13. Consolidating Financial Information

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

•	Erickson Incorporated and Subsidiaries on a consolidated basis.

Each guarantor subsidiary was 100% owned by the Parent Company as of the date of each condensed consolidating balance sheet presented. The 2020 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. All figures presented are in thousands. Figures presented as of March 31, 2015 and 2014, and for the three months ended March 31, 2015 and 2014 are unaudited.

	Condensed Consolidating Balance Sheet March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$90	$44	$2,740	$—	$2,874
Restricted cash	135	—	383	—	518
Accounts receivable, net	16,522	25,626	9,746	38	51,932
Inventory	9,153	—	—	—	9,153
Prepaid expenses and other current assets	5,984	824	1,975	—	8,783
Income tax receivable	652	—	87	—	739
Deferred tax assets	1,188	—	(154)	252	1,286
Total current assets	33,724	26,494	14,777	290	75,285
Aircraft support parts, net	108,113	30,486	344	(45)	138,898
Assets held for sale	3,800	2,550	2,000	—	8,350
Aircraft, net	83,087	32,009	3	—	115,099
Property, plant and equipment, net	72,353	43,280	1,494	—	117,127
Goodwill	—	160,533	4,779	(762)	164,550
Other intangible assets, net	2,205	15,190	2,018	—	19,413
Other non-current assets	322,076	4,313	637	(305,094)	21,932
Total assets	$625,358	$314,855	$26,052	$(305,611)	$660,654
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	5,030	9,712	2,407	—	$17,149
Current portion of long-term debt	3,793	—	—	—	3,793
Accrued and other current liabilities	(26,744)	34,212	28,144	—	35,612
Income tax payable	—	—	—	—	—
Deferred tax liabilities	226	—	—	(226)	—
Total current liabilities	(17,695)	43,924	30,551	(226)	56,554
Long-term debt, less current portion	12,185	—	—	—	12,185
Long-term revolving credit facilities	103,925	—	—	—	103,925
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	15,912	3,538	63	—	19,513
Uncertain tax positions	6,581	—	—	—	6,581
Deferred tax liabilities	4,051	—	(1,116)	477	3,412
Total liabilities	479,959	47,462	29,498	251	557,170
Stockholders’ equity (deficit):
Common stock	1	—	1,675	(1,675)	1
Additional paid-in capital	181,163	297,994	33	(298,027)	181,163
Retained earnings (accumulated deficit)	(32,150)	(30,601)	(5,110)	(5,297)	(73,158)
Accumulated other comprehensive loss	(3,615)	—	(678)	(719)	(5,012)
Total stockholders’ equity (deficit) attributable to Erickson Incorporated	145,399	267,393	(4,080)	(305,718)	102,994
Noncontrolling interest	—	—	634	(144)	490
Total stockholders’ equity (deficit)	145,399	267,393	(3,446)	(305,862)	103,484
Total liabilities and stockholders’ equity	$625,358	$314,855	$26,052	$(305,611)	$660,654

	Condensed Consolidating Balance Sheet December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7	$274	$4,816	$—	$5,097
Restricted cash	136	—	431	—	567
Accounts receivable, net	13,117	26,199	4,990	44	44,350
Prepaid expenses and other current assets	6,506	1,171	1,103	—	8,780
Income tax receivable	320	—	335	22	677
Deferred tax assets	1,440	—	(210)	—	1,230
Total current assets	21,526	27,644	11,465	66	60,701
Aircraft support parts, net	106,721	30,482	435	(45)	137,593
Aircraft, net	82,799	42,405	3,017	—	128,221
Property, plant and equipment, net	70,732	47,762	2,141	—	120,635
Other intangible assets, net	2,205	15,726	2,122	—	20,053
Goodwill	—	210,356	5,647	(762)	215,241
Other non-current assets	323,332	4,337	501	(305,093)	23,077
Total assets	$607,315	$378,712	$25,328	$(305,834)	$705,521
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts Payable	6,021	11,465	2,358	—	$19,844
Current portion of long-term debt	4,144	—	—	—	4,144
Accrued and other current liabilities	(54,577)	49,166	24,998	(553)	19,034
Income tax payable	(397)	—	137	575	315
Deferred tax liabilities	884	—	—	—	884
Total current liabilities	(43,925)	60,631	27,493	22	44,221
Long-term debt, less current portion	12,751	—	—	—	12,751
Long-term revolving credit facilities	89,339	—	—	—	89,339
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	12,410	708	63	—	13,181
Uncertain tax positions	6,313	—	—	—	6,313
Deferred tax liabilities	5,061	—	(1,358)	—	3,703
Total liabilities	436,949	61,339	26,198	22	524,508
Stockholders’ equity (deficit):
Common stock	1	—	1,675	(1,675)	1
Additional paid-in capital	181,018	297,994	33	(298,027)	181,018
Retained earnings (accumulated deficit)	(8,993)	19,379	(3,171)	(5,403)	1,812
Accumulated other comprehensive loss	(1,660)	—	(41)	(843)	(2,544)
Total stockholders’ equity (deficit) attributable to Erickson Incorporated	170,366	317,373	(1,504)	(305,948)	180,287
Noncontrolling interest	—	—	634	92	726
Total stockholders’ equity (deficit)	170,366	317,373	(870)	(305,856)	181,013
Total liabilities and stockholders’ equity	$607,315	$378,712	$25,328	$(305,834)	$705,521

	Condensed Consolidating Statement of Operations Quarter Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$24,329	$37,544	$12,892	$(8,603)	$66,162
Cost of revenues	25,197	34,642	13,517	(8,568)	64,788
Gross profit	(868)	2,902	(625)	(35)	1,374
Operating expenses:
General and administrative	6,038	202	698	—	6,938
Research and development	878	—	—	—	878
Selling and marketing	1,707	50	33	(35)	1,755
Impairment of goodwill	—	49,823	—	—	49,823
Other asset impairment	3,441	2,749	953	—	7,143
Total operating expenses	12,064	52,824	1,684	(35)	66,537
Operating loss	(12,932)	(49,922)	(2,309)	—	(65,163)
Other income (expense):
Interest expense, net	(9,030)	(76)	(106)	—	(9,212)
Other income (expense), net	(1,743)	19	405	(6)	(1,325)
Total other income (expense)	(10,773)	(57)	299	(6)	(10,537)
Net loss before income taxes and noncontrolling interest	(23,705)	(49,979)	(2,010)	(6)	(75,700)
Income tax benefit	(542)	—	(75)	—	(617)
Net loss	(23,163)	(49,979)	(1,935)	(6)	(75,083)
Less: Net loss related to noncontrolling interest	—	—	—	113	113
Net income (loss) attributable to Erickson Incorporated and common stockholders	$(23,163)	$(49,979)	$(1,935)	$107	$(74,970)

	Condensed Consolidating Statement of Operations Quarter Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$24,627	$42,752	$11,560	$(4,755)	$74,184
Cost of revenues	21,896	37,776	11,741	(4,755)	66,658
Gross profit	2,731	4,976	(181)	—	7,526
Operating expenses:
General and administrative	5,642	420	735	—	6,797
Research and development	1,318	—	—	—	1,318
Selling and marketing	2,047	157	30	—	2,234
Total operating expenses	9,007	577	765	—	10,349
Operating income (loss)	(6,276)	4,399	(946)	—	(2,823)
Other income (expense):
Interest income (expense), net	(8,508)	16	(261)	—	(8,753)
Other income (expense), net	(598)	26	66	(13)	(519)
Total other income (expense)	(9,106)	42	(195)	(13)	(9,272)
Net income (loss) before income taxes and noncontrolling interest	(15,382)	4,441	(1,141)	(13)	(12,095)
Income tax expense (benefit)	(3,807)	—	(763)	—	(4,570)
Net income (loss)	(11,575)	4,441	(378)	(13)	(7,525)
Less: Net loss related to noncontrolling interest	—	—	—	(69)	(69)
Net income (loss) attributable to Erickson Incorporated and common stockholders	$(11,575)	$4,441	$(378)	$(82)	$(7,594)

	Condensed Consolidating Statement of Cash Flows Quarter Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(23,163)	$(49,979)	$(1,935)	$(6)	$(75,083)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,272	3,328	218	—	8,818
Impairment of goodwill	—	49,823	—	—	49,823
Other asset impairment	3,441	2,749	953	—	7,143
Deferred income taxes	(1,418)	—	—	—	(1,418)
Non-cash interest expense on debt	177	—	—	—	177
Stock-based compensation	145	—	—	—	145
Amortization of debt issuance costs	624	—	—	—	624
Loss (gain) on sale of equipment	(22)	—	28	—	6
Changes in operating assets and liabilities:
Accounts receivable	(3,404)	571	(5,232)	6	(8,059)
Inventory	(9,153)	—	—	—	(9,153)
Prepaid expenses and other current assets	522	347	(1,093)	—	(224)
Income tax receivable	—	—	241	22	263
Aircraft support parts, net	(1,536)	(3)	16	—	(1,523)
Other non-current assets	702	1,839	(151)	—	2,390
Accounts payable	(990)	(1,753)	538	—	(2,205)
Accrued and other current liabilities	18,293	(6,270)	4,871	553	17,447
Income tax payable	61	—	(87)	(575)	(601)
Other long-term liabilities	3,751	(62)	—	—	3,689
Net cash provided by (used in) operating activities	(6,698)	590	(1,633)	—	(7,741)
Cash flows from investing activities:
Restricted cash	—	—	(51)	—	(51)
Purchases of aircraft and property, plant and equipment	(4,735)	(680)	(259)	—	(5,674)
Net cash used in investing activities	(4,735)	(680)	(310)	—	(5,725)
Cash flows from financing activities:
Repayments of subordinated notes	(1,000)	—	—	—	(1,000)
Repayments of credit facilities	(34,211)	—	—	—	(34,211)
Borrowings from credit facilities	48,797	—	—	—	48,797
Other long-term borrowings	(48)	—	—	—	(48)
Payments under capital leases	—	(140)	—	—	(140)
Debt issuance costs	(70)	—	—	—	(70)
Net cash provided by (used) in financing activities	13,468	(140)	—	—	13,328
Effect of foreign currency exchange rates on cash and cash equivalents	(1,952)	—	(133)	—	(2,085)
Net increase (decrease) in cash and cash equivalents	83	(230)	(2,076)	—	(2,223)
Cash and cash equivalents at beginning of period	7	274	4,816	—	5,097
Cash and cash equivalents at end of period	$90	$44	$2,740	$—	$2,874

	Condensed Consolidating Statement of Cash Flows Quarter Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(11,575)	$4,441	$(378)	$(13)	$(7,525)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,311	2,452	190	—	7,953
Deferred income taxes	(4,119)	—	135	—	(3,984)
Non-cash interest expense on debt	37	—	—	—	37
Non-cash interest expense on tax contingencies	—	—	—	—	—
Stock-based compensation	160	—	—	—	160
Non-cash interest income on loans	—	—	—	—	—
Loss (gain) on sale of equipment	(61)	(25)	(44)	—	(130)
Amortization of debt issuance costs	621	—	—	—	621
Changes in operating assets and liabilities:
Accounts receivable	4,884	9,764	(785)	13	13,876
Prepaid expenses and other current assets	(266)	(332)	(1)	—	(599)
Income tax receivable, net	18	—	(803)	—	(785)
Aircraft support parts, net	(3,335)	(4,325)	(204)	—	(7,864)
Other non-current assets	(57)	1,596	6	—	1,545
Accounts payable	1,774	(197)	418	—	1,995
Accrued and other current liabilities	208	(6,582)	2,331	—	(4,043)
Income tax payable	39	—	904	—	943
Other long-term liabilities	294	—	—	—	294
Net cash provided by (used in) operating activities	(6,067)	6,792	1,769	—	2,494
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	—	—	—
Purchases of aircraft and property, plant and equipment	(10,635)	(6,777)	(71)	—	(17,483)
Restricted cash	—	—	200	—	200
Purchase of intangible assets	—	—	—	—	—
Net cash provided by investing activities	(10,635)	(6,777)	129	—	(17,283)
Cash flows from financing activities:
Proceeds from shareholders, net	414	—	—	—	414
Repayments of credit facilities	(24,400)	—	—	—	(24,400)
Borrowings from credit facilities	39,867	—	—	—	39,867
Repayment of notes	—	—	—	—	—
Debt issuance costs	(230)	—	—	—	(230)
Shares withheld for payment of taxes	—	—	—	—	—
Net cash used in financing activities	15,651	—	—	—	15,651
Effect of foreign currency exchange rates on cash and cash equivalents	482	—	(15)	—	467
Net increase (decrease) in cash and cash equivalents	(569)	15	1,883	—	1,329
Cash and cash equivalents at beginning of period	576	(12)	1,317	—	1,881
Cash and cash equivalents at end of period	$7	$3	$3,200	$—	$3,210

Note 14. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2015 was 0.8% and differs from the federal statutory rate of 35% primarily due to a full valuation allowance position against U.S. Federal and State deferred tax assets. The effective tax rate for the three months ended March 31, 2015 includes withholding taxes for which no net deferred tax assets will be recognized in 2015 due to the full valuation allowance position, as well as tax expense for deferred tax liabilities associated with indefinite lived assets, which liabilities cannot be offset against deferred tax assets to reduce the amount of the valuation allowance. The tax benefit from applying the effective tax rate to pretax loss results for the three months ended March 31, 2015 was reduced by $0.2 million reflecting limitation of interim period loss benefit to the full year expected forecast benefit of Federal and State taxes.

For the quarter ended March 31, 2014, the Company’s effective income tax rate was 37.8% and differed from the statutory rate primarily due to recurring items such as tax rates in foreign jurisdictions and the relative amount of income it earns in those jurisdictions.

The Company recognizes deferred tax assets if realization of such assets is more likely than not. In order to make this determination the Company evaluates factors for each jurisdiction including, but not limited to, the ability to generate future taxable income from reversing taxable temporary differences and forecasts of financial and taxable income or loss by jurisdiction. The cumulative loss incurred in the U.S. over the past twelve quarter period ending March 31, 2015 was significant negative objective evidence against the Company’s ability to realize a benefit from its U.S. deferred tax assets which include net operating loss, tax credit carryforwards and other deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation other subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation the Company determined that its U.S. deferred tax assets were not more likely than not to be realized and that a full valuation allowance against net U.S. deferred tax assets was appropriate.

As of March 31, 2015, for foreign jurisdictions, the Company believes it is more likely than not that it will realize all of its deferred tax assets, including its net operating loss carryforwards, with the exception of those related to Malaysia and Costa do Sol in Brazil where the Company has recorded a full valuation allowance against its net operating loss carryforwards.

As of March 31, 2015, there have been no material changes to the Company’s uncertain tax position as provided at December 31, 2014. The Company’s unrecognized tax benefits and related interest and penalties during the three months ended March 31, 2015 increased by $0.2 million due to the uncertain tax positions associated with certain tax matters in Greece. The ending balance for the unrecognized tax benefits was approximately $8.9 million at March 31, 2015 and included penalties of approximately $2.6 million and the related interest was immaterial. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in other income (expense).

The IRS has completed the information gathering phase of their income tax examination of the 2012 tax year and has started the information gathering phase of their examination of the 2013 tax year. The Italian tax authorities have examined our fiscal years 2008 to 2010 and all assessments issued by the taxing authorities have either been appealed or await hearing. The Malaysian tax authorities have examined our fiscal years 2008 through 2011 and have proposed adjustments relating to certain withholding tax liabilities. The Greek tax authorities have completed their permanent establishment examination and at this time we are waiting for the Athens Tax Office to issue their written audit report.

As of March 31, 2015, the Company is not aware of any adjustments that will have a material impact on the Company's consolidated financial position, results of operations, or cash flows from the aforementioned income tax examinations. All material uncertain tax positions associated with the examinations have been taken into account in the ending balance of the unrecognized tax benefits at March 31, 2015.
The Company is not under income or withholding tax examination by tax authorities in any other jurisdictions.

Note 15. Reportable Segments
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. On January 1, 2015, as a part of a reorganization, the Company established reportable operating segments to assess performance by type of customer and end market: Government Aviation Services, Commercial Aviation Services, and Manufacturing & MRO.

Government Aviation Services. The Company’s Government Aviation Services revenue is derived primarily from contracts with the United States Department of Defense, international governments, and other organizations such as the United Nations and NATO who use its services for defense and security, and transportation and other government-related activities. Many of the Company’s contracts for Government services are multi-year and provide the majority of its current revenue backlog.

•
Defense, Security Contracts and Other Government-Related Activities. The Company generally charges a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. The Company has both domestic and international contracts, but the majority of its defense and security-related work is performed outside of the United States. This line of business also captures several types of government services including transportation of items for various government entities that are not defense or security related, as well as other government-related services.

Commercial Aviation Services. The Company’s Commercial Aviation Services revenue is derived primarily from firefighting, timber harvesting, infrastructure construction, oil and gas services, and other commercial services.

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

•
Timber Harvesting Contracts. The Company generally operates on either an hourly rate structure or a per cubic meter of high grade timber delivered basis. The Company serves a variety of customers in North America.

•
Infrastructure Construction Contracts. The Company’s infrastructure construction operations vary from short-term construction jobs (generally one to five days in duration) to longer-term jobs (several months or years in duration) within the construction, energy transmission, and energy generation industries.

•
Oil & Gas Services Contracts. The Company's oil and gas operations are generally longer-term jobs (several months or years in duration). The Company typically charges a daily standby fee for the contract period with an additional rate for flight hours flown; some contracts include a guaranteed minimum quantity of billable flight hours. The majority of oil and gas related work is performed in South America.

Manufacturing & MRO. The Company's Manufacturing & MRO revenues is derived primarily from manufacturing; maintenance, repair, and overhaul services; as well as aircraft sales.

•
Manufacturing / MRO. The Company has an ongoing revenue stream from customers who own or operate either Aircranes or the military version CH-54s, or other aircraft, and require parts support for their helicopters. Further, the Company provides services to customers who own or operate Aircranes, CH-54s, or other aircraft and need their aircraft components repaired or overhauled by a certified facility. The Company also has an agreement with Bell Helicopter whereby the Company provides product support for the Bell 214 B and ST models, providing maintenance, repair, or overhaul. for other aircraft components.

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

•	Trade. This line of business captures sales of types of aircraft and aircraft related assets other than Aircranes to external commercial and governmental customers by the Trade group.

The following table sets forth information about the Company’s operations by its three reportable segments:

Revenue by Reportable Segment (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenues:
Government Aviation Services	$32,875	$41,533
Commercial Aviation Services	26,253	29,906
Manufacturing & MRO	7,034	2,745
Total net revenues	$66,162	$74,184

Gross Profit by Reportable Segment (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross Profit:
Government Aviation Services	$4,362	$6,313
Commercial Aviation Services	(4,687)	296
Manufacturing & MRO	1,699	917
Total gross profit	$1,374	$7,526

Assets by Reportable Segment (in thousands):

	March 31, 2015	December 31, 2014
Assets:
Government Aviation Services	$183,398	$232,775
Commercial Aviation Services	58,660	56,456
Manufacturing & MRO	22,574	16,207
Corporate(1)	16,548	13,633
Fixed Assets(2)	379,474	386,450
Total assets	$660,654	$705,521

(1)	Corporate assets are comprised primarily of cash, deferred tax assets, and deferred offering costs.

(2)
Fixed assets are comprised of the aircraft fleet and fleet support assets including aircraft, net, aircraft support parts, net, and property, plant, and equipment, net. Property, plant, and equipment, net are primarily used to support the aircraft fleet, with minimal amounts allocated to the corporate function.

A reconciliation of the Company’s segment gross profit to operating loss for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Reconciliation to operating loss:
Government Aviation Services gross profit	$4,362	$6,313
Commercial Aviation Services gross profit	(4,687)	296
Manufacturing & MRO gross profit	1,699	917
Operating expenses, net(1)	(66,537)	(10,349)
Total operating loss	$(65,163)	$(2,823)

(1)
Corporate expenses include research and development, corporate sales and marketing expenses, stock-based compensation expense, certain tax expenses, various nonrecurring charges, and other separately managed general and administrative costs.

	Three Months Ended March 31,
	2015	2014
Net revenues:
North America	$16,857	$17,715
Middle East	16,557	19,951
Europe	853	3,314
Asia	5,615	5,757
South America	11,037	8,107
Africa	6,793	8,287
Australia	8,450	11,053
Total net revenues	$66,162	$74,184

For each operating segment, revenues are attributed to geographic area based on the country where the services were performed; for the Manufacturing & MRO reportable segment, revenues are attributed to geographic area based on the country in which the customer is located.

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

Legal Proceedings
Arizona Environmental Matter
In August 2012, EHI received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the Site. There were no material developments with respect to this matter in 2014 or during the three months period ended March 31, 2015. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

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

Note 17. Related Party Transactions
In addition to the stated items and transaction below, the Company reimbursed various entities affiliated with the ZM Funds and Quinn Morgan for expenses and other costs totaling zero during the three months ended March 31, 2015 and $0.2 million for the three months ended March 31, 2014.
During the first quarter of 2014, the Company received $0.4 million, net from short-swing profit disgorgement remitted by the ZM Funds. This activity was classified on the consolidated balance sheet as of December 31, 2014 as an increase to additional paid-in capital and as a component of financing activity within the consolidated statement of cash flows for the three months ended March 31, 2014.
During the three months period ending March 31, 2015 and 2014, the Company had incurred no legal costs associated with stockholder lawsuit filed against the Company, the members of its board of directors, EAC Acquisition Corp., and the ZM Funds and certain of their affiliates. See Note 16 "Commitments and Contingencies" for further discussion.
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

The Company was not party to any foreign currency forward contracts as of March 31, 2015 or December 31, 2014.

Note 19. Variable Interest Entities
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

At March 31, 2015, EuAC consolidated assets and liabilities were $3.3 million and $1.5 million, respectively. At December 31, 2014, EuAC consolidated VIE assets and liabilities were $4.1 million and $1.9 million, respectively. As of March 31, 2015 and December 31, 2014, $0.6 million and $0.7 million, respectively, of net income related to noncontrolling interest is reflected in stockholders’ equity in the accompanying consolidated balance sheets.

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

At March 31, 2015, Costa Do Sol consolidated assets and liabilities were $1.1 million and $1.3 million, respectively. As of December 31, 2014, Costa Do Sol consolidated assets and liabilities were $0.1 million and $0.1 million, respectively. As of March 31, 2015 and December 31, 2014, $0.1 million and zero, respectively, of net loss related to noncontrolling interest is reflected in stockholders’ equity in the accompanying consolidated balance sheets.

Note 20. Seasonality
The Company’s flight hours are substantially reduced in winter or monsoon seasons. The global deployment of the Company’s aircraft and crews helps to limit the effect of seasonality, but the Company’s operations tend to peak in June through October and to be at a low point in January through April.

Note 21. Earnings (Loss) Per Share
The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings (loss) per share.
The following table shows the computation of earnings (loss) per share (net earnings (loss) in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to common shareholders	$(74,970)	$(7,594)
Basic weighted average shares outstanding	13,823,818	13,789,426
Dilutive effect of stock-based awards	—	—
Dilutive weighted average shares outstanding	13,823,818	13,789,426
Basic loss per share	$(5.42)	$(0.55)
Diluted loss per share	$(5.42)	$(0.55)
Antidilutive common stock equivalents excluded from diluted loss per share	20,357	41,723

Note 22. Stock-based Compensation
In 2012, the Company adopted a Long Term Incentive Plan and reserved for issuance 417,649 shares of its common stock. The goal of the plan is to align the interests of the Company’s eligible participants with the interests of its stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain and motivate key personnel upon whose judgment, initiative and effort the successful conduct of the Company’s business is largely dependent. There were 7,808 shares available for grant under the Long Term Incentive Plan as of March 31, 2015. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit awards activity during the three months ended March 31, 2015:

	Restricted Stock Award Units	Weighted-Average Grant Date Fair Value
Outstanding unvested at December 31, 2014	55,603	$13.59
Granted	—	—
Vested restricted stock units	—	—
Forfeited	—	—
Outstanding unvested at March 31, 2015	55,603	$13.59

During the three months ended March 31, 2015 and March 31, 2014, the Company granted zero and 15,500 restricted stock units, respectively. The Company recognized stock-based compensation expense during the three months ended March 31, 2015 and 2014 as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense:
Cost of revenues	$12	$16
Operating expenses	133	144
Total	$145	$160

Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards as of March 31, 2015 is expected to be recognized over a weighted average period of 0.4 years, as follows (in thousands):

Unamortized Compensation Expense
2015	$291
2016	91
Thereafter	7
Total	$389

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. You can identify forward-looking statements by words such as ‘‘believe,’’ ‘‘may,’’ ‘‘estimate,’’ ‘‘continue,’’ ‘‘anticipate,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘expect,’’ ‘‘predict,’’ ‘‘potential,’’ or the negative of these terms or other comparable terminology. These forward-looking statements are based on management’s current expectations but they involve a number of risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of risks and uncertainties, which include: that we recently completed both the Air Amazonia and Evergreen Helicopters, Inc. (“EHI”) acquisitions and we may not realize the benefits of these acquisitions on a timely basis or at all; our ability to integrate these businesses successfully or in a timely and cost-efficient manner; our ability to successfully expand these businesses, enter new markets and manage international expansion; that we do not have extensive operating history in the aerial services segments, in the geographic areas, or with the types of aircraft historically operated by EHI and Air Amazonia; that the anticipated reduction in troops in Afghanistan in the near-term may adversely affect us; that we have recorded goodwill impairment charges in our second quarter of 2014 and first quarter of 2015 associated with EHI and our Government Aviation Services segment, and may record similar charges in the future; that we operate in certain dangerous and war-affected areas, which may result in hazards to our fleet and personnel; the hazards associated with our helicopter operations, which involve significant risks and which may result in hazards that may not be covered by our insurance or may increase the cost of our insurance; our safety record; our substantial indebtedness; that we and our subsidiaries may still incur significant additional indebtedness; our failure to obtain any required financing on favorable terms; compliance with debt obligations, which could adversely affect our financial condition and impair our ability to grow and operate our business; cancellations, reductions or delays in customer orders; our ability to collect on customer receivables; weather and seasonal fluctuations that impact aerial services activities; competition; reliance on a small number of large customers; the impact of short-term contracts; the availability and size of our fleet; the impact of government spending; the impact of product liability and product warranties; the ability to attract and retain qualified personnel; the impact of environmental and other regulations, including FAA regulations and similar international regulations; our ability to accurately forecast financial guidance; our ability to convert backlog into revenues and appropriately plan expenses; worldwide economic conditions (including conditions in the geographic areas in which we operate); our reliance on a small number of manufacturers; the necessity to provide components or services to owners and operators of aircraft; our ability to effectively manage our growth; our ability to keep pace with changes in technology; our ability to adequately protect our intellectual property; our ability to successfully enter new markets and manage international expansion; our ability to expand and market manufacturing and maintenance, repair and overhaul services; the potential unionization of our employees; the fluctuation in the price of fuel; the impact of changes in the value of foreign currencies; and the risks of doing business in developing countries and politically or economically volatile areas; as well as other risks and uncertainties more fully described under the heading “Risk Factors” in our most recently filed Annual Report on Form 10-K as well as the other reports we file with the SEC from time to time.
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

This overview summarizes the MD&A, which includes the following sections:

•
Recent Developments — highlights from the first quarter of 2015 outlining some of the major events that happened during the quarter and how they affected our financial performance, as well as other recent developments.

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

•
Results of Operations — an analysis of the results of our operations for the quarterly period presented for 2015 in our consolidated financial statements. We believe this analysis will help the reader better understand our consolidated statements of comprehensive income. This section also includes financial and statistical data regarding our view of the quarterly period presented for 2015.

•
Liquidity and Capital Resources — an analysis of cash flows and sources and uses of cash, including some of the known trends, demands, events, and uncertainties that will or are reasonably likely to have a material impact on our liquidity and capital resources.

•	Off-balance-sheet Arrangements — an overview of off-balance-sheet arrangements outstanding as of March 31, 2015.

•
Critical Accounting Policies and Estimates — critical accounting policies and estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

RECENT DEVELOPMENTS

•
On January 1, 2015, we established new reportable operating segments to assess performance by type of customer and end market: Government Aviation Services, Commercial Aviation Services, and Manufacturing & MRO.

•
In February 2015, we entered into an exclusive MRO relationship with Bell Helicopter, a division of Textron, Inc. (NYSE:TXT), to provide parts and maintenance support for the globally deployed fleet of Bell 214-ST and 214-B helicopters.

•
In February 2015, we received a production certificate from the FAA to manufacture engine parts for the Pratt & Whitney JT12 and JFTD12 engines. This certificate establishes us as the OEM for these engines and allows us to manufacture and sell engine parts to external customers.

•
In April 2015, we successfully renewed key Commercial Aviation Services contracts with the U.S .Forest Service as well as Canadian heavy lift company Helifor Canada, under which it will continue to provide multiple S-64 Aircranes for use in firefighting and timber harvesting in North America.

•
In April 2015, we were awarded a contract for an infrastructure construction water diversion project in the Philippines and a contract for an infrastructure construction pipeline project, the first for us involving construction services in Mexico.

Financial Highlights – quarter ended March 31, 2015 compared to quarter ended March 31, 2014
Our revenue for the quarter ended March 31, 2015 was $66.2 million, or $8.0 million lower than for the quarter ended March 31, 2014. This 10.8% decrease was primarily driven by decreases in defense and security revenues and firefighting revenues, partially offset by increases in oil and gas revenues, and manufacturing, MRO, and aircraft sales. Operating loss was $65.2 million, as compared to a $2.8 million loss in the same quarter of 2014. Net loss attributable to Erickson for the quarter ended March 31, 2015 was $75.0 million, as compared to a $7.6 million loss in 2014. First quarter adjusted EBITDA decreased to $2.2 million as compared to $5.8 million in the prior year period and first quarter adjusted EBITDAR decreased to $6.7 million as compared to $10.7 million. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA and EBITDAR to their most directly comparable GAAP financial measures.

Aircraft Fleet
As of March 31, 2015, we operated a fleet of 85 Aircraft, 44 of which were providing aerial services for our customers during the quarter. Aircraft fleet size and utilization are major drivers of our revenues. Throughout the course of any year we may remove aircraft from service for maintenance or for sale, or add aircraft to the fleet through our own production or through a purchase or lease. We intend to actively manage our aircraft feel mix to capture new opportunities and maximize returns. Our aircraft can be deployed into our various aviation services segments. As of March 31, 2015, a total of 61 aircraft were air-worthy and available to be on contract with customers. We maintain a master fleet schedule and attempt to maximize aircraft utilization and revenues by minimizing our aircraft idle time, or “white space”.

Our heavy lift fleet utilization (calculated as the number of days on contract as a percentage of total available days) decreased to 48% in the first quarter of 2015 from 53% in the first quarter of 2014. Our medium and light rotor wing and fixed wing fleet utilization decreased to 30% for the first quarter of 2015 from 48% in the first quarter of 2014.

The following table presents the changes in aircraft employed in our fleet as of March 31, 2015:

	Aircraft	Total Aircraft Employed
Aircraft in our fleet at December 31, 2014		86
Aircraft leased	2
Net aircraft exchanged	(2)
Aircraft sold	(1)
Aircraft in our fleet at March 31, 2015		85
Aircraft being remanufactured		1

OVERVIEW OF THE BUSINESS

We are a leading global provider of aviation services to a worldwide mix of commercial and government customers. Our 2013 acquisitions have expanded the type of aircraft and services we can provide to our customers. We currently operate a diverse fleet of 85 rotor-wing and fixed-wing aircraft. Our fleet supports a variety of government and commercial customers, across a broad range of aerial services, including critical supply and logistics for deployed military forces, humanitarian relief, firefighting, timber harvesting, infrastructure construction, and crewing. We also maintain a vertically-integrated manufacturing capability for the select aircraft, related components, and other aftermarket support and maintenance, repair, and overhaul services. We typically lease our aircraft to customers for specific missions, with customers generally paying for the aircraft, maintenance, and crewing services, and in some cases, fuel expense. Our diverse fleet has a lift capacity of up to 25,000 pounds.

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

Sales and Marketing

•
To maintain and strengthen our position in the aerial services market, we monitor aggregate revenues and backlog revenues for our aerial services operating segments (Government Aviation Services and Commercial Aviation Services) and each of their lines of business, and compare these against budgeted and forecasted targets to measure performance. We monitor our sales pipeline to evaluate our market share of each of our addressable end markets for all of our services.

•
In an effort to continue to build and develop our Manufacturing & MRO segment, we focus on the number of bids and win-rate associated with bids for MRO and component manufacturing opportunities. We compare revenues against budgeted and forecasted targets to measure performance.

Safety and Operations

•
Safety is critical to the operation of our business, and we measure a variety of safety metrics including detail by ground and aerial operations and by mechanical and human factor related causes. We measure all metrics for both the current period and long-term trending, both in absolute terms and on a per-flight-hour basis.

•
Our subsidiary EHI is a Wyvern Wingman Certified operator. The Wyvern Wingman Standard has been recognized as the industry’s gold standard in aviation safety for twenty-two years, and is constantly updated to reflect a commitment to current industry best practices and the highest level of safety culture and protocol.

•
A key operating measure used by management in evaluating each of our business segments is gross profit, which is calculated as revenues less cost of revenues. Our most significant costs of revenues are material (including raw materials and plant labor and overhead including related employee benefits, fuel, and labor). We closely monitor material costs and fuel costs measured on a per-flight-hour basis. We also measure the costs of crewing (our pilots and field mechanics) and related expenses such as travel and local contract-related expenses, and compare these metrics against budgeted and forecasted targets to measure performance. We target all contracts to have positive gross profit; however, due to the seasonality of our business, we often have unabsorbed costs in the first quarter and the fourth quarter.

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

Our Operating Revenue
Government Aviation Services. Our Government Aviation Services revenue is derived primarily from contracts with the United States Department of Defense, international governments, and other organizations such as the United Nations and NATO who use its services for defense and security, and transportation and other government-related activities. Many of our contracts for Government Aviation Services are multi-year and provide the majority of our current revenue backlog.

•
Defense, Security Contracts and Other Government-Related Activities. We generally charge a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. We have both domestic and international contracts, but the majority of its defense and security-related work is performed outside of the United States. This line of business also captures several types of government services including transportation of items for various government entities that are not defense or security related, as well as other government-related services.

Commercial Aviation Services. Our Commercial Aviation Services revenue is derived primarily from firefighting, timber harvesting, infrastructure construction, oil and gas services, and other commercial services.

•
Firefighting Contracts. We generally charge a daily standby fee for the contract period with an additional rate for hours flown; some contracts include a minimum number of hours to be flown before the hourly rate is charged. We have both domestic and international contracts, which may be exclusive-use or call-when-needed in nature. Exclusive-use contracts denote that we are obligated to provide, and our customers are obligated to take and pay for, the use of our services. Call-when-needed contracts are contracts with pre-negotiated terms under which we may elect to provide services if requested.

•	Timber Harvesting Contracts. We generally operate on either an hourly rate structure or a per cubic meter of high grade timber delivered basis. We serve a variety of customers in North America.

•
Infrastructure Construction Contracts. Our infrastructure construction operations vary from short-term construction jobs (generally one to five days in duration) to longer-term jobs (several months or years in duration) within the construction, energy transmission, and energy generation industries.

•
Oil & Gas Services Contracts. Our oil and gas operations are generally longer-term jobs (several months or years in duration). We typically charge a daily standby fee for the contract period with an additional rate for flight hours flown; some contracts include a guaranteed minimum quantity of billable flight hours. The majority of oil and gas related work is performed in South America.

Manufacturing & MRO. Our Manufacturing & MRO revenues are derived primarily from manufacturing, maintenance, repair, and overhaul services, as well as aircraft sales.

•
Manufacturing / MRO. We have an ongoing revenue stream from customers who own or operate either Aircranes or the military version CH-54s, or other aircraft, and require parts support for their helicopters. Further, we provide services to customers who own or operate Aircranes, CH-54s, or other aircraft and need their aircraft components repaired or overhauled by a certified facility. We also have an agreement with Bell Helicopter whereby we provide product support for the Bell 214 B and ST models, providing maintenance, repair, or overhaul for other aircraft components.

In our Central Point, Oregon facility we have the capability to remanufacture Aircranes on existing S-64 and CH-54 airframes for either resale or to induct into our fleet, and this remains a core business competency. Customers who identify a year-round or otherwise critical application for an Aircrane may find it advantageous to own an Aircrane rather than leasing our fleet services. We have sold ten Aircranes since 2002, including a sale-leaseback transaction executed in the second quarter of 2014, and subsequently re-purchased one of these Aircranes in 2012. While we continue to pursue Aircrane sales and will make sales strategically when opportunities arise, we do not rely on Aircrane sales as an essential part of our business planning.
Trade. This line of business captures sales of types of aircraft and aircraft related assets other than Aircranes to external commercial and governmental customers by our Trade group.

Our Operating Expenses
Cost of Revenues. Our cost of revenues consists of purchased materials; consumed inventory; plant labor and overhead; aviation fuel; aircraft insurance; contract specific expenses associated with operating in various geographies; external commissions; shipping costs for transporting our aircraft; depreciation and amortization of our aircraft, plant, property, and equipment, aircraft lease costs and pilot and field mechanic wages, benefits, amortization of intangible assets and other related costs.

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

Oil and Gas Commodity Prices. With the changes in crude oil prices we may see increased downward pricing pressure from our existing and prospective customers, which we believe may negatively impact our margins as well as limit our ability to obtain future work. These near-term challenges, while significant, do not change our long-term view of the growth opportunity in this business. While we do not yet fully understand the magnitude, this uncertainty may have a negative impact on the Commercial Aviation Services segment of our business.

Effect of 2007 Acquisition. We were acquired on September 27, 2007, in which the buyers acquired 100% of our outstanding common stock for $93.1 million, which amount included direct acquisition costs of $3.4 million. The acquisition was accounted for as a purchase in accordance with the Financial Accounting Standard Board’s (‘‘FASB’’) ASC No. 805, Business Combinations. As a result, we allocated the purchase price to the assets acquired and the liabilities assumed at the date of the acquisition based on their estimated fair value as of the closing date. The difference between the aggregate purchase price and the estimated fair value of the assets acquired and liabilities assumed was approximately $553.7 million. Our management determined that the fair value of the various assets acquired and liabilities assumed was $646.8 million on the date of acquisition and that, based in part on a valuation provided by an independent third party as required by U.S. GAAP in connection with such determination, the fair value of the 18 Aircranes in our fleet on the date of acquisition was $317.7 million. The negative goodwill was used to reduce the value of Aircranes and support parts and other property, plant and equipment. As a result of this adjustment, the cost of revenues in each of the successor periods included in this Form 10-K reflects the lower carrying value of our aircraft support parts that we have sold or used in our maintenance, repair, and overhaul operations. The aggregate effect of the purchase accounting adjustment with respect to our inventory was approximately $40.8 million from the date of acquisition through March 31, 2015. Based on our past experience and historical inventory usage patterns, we expect to largely realize the benefit of the approximately $2.4 million remaining fair value purchase accounting adjustment to aircraft support parts over the remaining year as we sell and use our legacy inventory. Our legacy inventory consists of aircraft parts and components purchased over multiple years for which there is no liquid market; therefore, there is no guarantee that we will be able to purchase new inventory at the carrying values of our legacy inventory currently reflected on our balance sheet.

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

We have expanded our aircraft sales business to include the sale of other types of aircraft to various customers through the addition of our Erickson Trade group. The Erickson Trade group is focused on selling both aircraft and inventory held by the company as well as aircraft and inventory acquired for sale. During the first quarter the Erickson Trade group completed the sale of one aircraft, and as of March 31, 2015 we held nine aircraft as assets held for sale.

Costs Associated with our Financing Arrangements. We are a leveraged company and, as a result, have significant debt service obligations. We are subject to financial covenants under our Revolving Credit Facility and 2020 Senior Notes. We were in compliance with our financial covenants at March 31, 2015 and December 31, 2014. Our ability to service our debt and comply with the financial covenants under our Revolving Credit Facility and 2020 Senior Notes is subject to various risks and uncertainties, and among other factors may be adversely affected by any of the following:

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

Greece Receivable. As of March 31, 2015, included within our other non-current assets balance was $4.8 million (€4.4 million) due from the Hellenic Fire Brigade for final payment of firefighting services performed in 2011. In 2012, the Greek taxing authorities asserted that we had a permanent establishment in Greece for 2011 and 2010, which would require us to file Greek tax returns and pay related taxes. The Hellenic Fire Brigade is withholding payment to us until a resolution is made regarding our permanent establishment status. No formal tax assessments have been made, and we are continuing to pursue various options to settle this dispute. As of March 31, 2015, there have been no material changes to our uncertain tax position as provided at December 31, 2014. Our unrecognized tax benefits and related interest and penalties during the three months ended March 31, 2015 increased by $0.2 million due to the uncertain tax positions associated with certain tax matters in Greece. The ending balance for the unrecognized tax benefits was approximately $8.2 million at March 31, 2015 and included penalties of approximately $2.5 million and the related interest was immaterial. Our policy is to recognize interest and penalties related to uncertain tax positions in other income (expense).

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

Fluctuations in our Mix of Services. We derive the majority of our total revenues from aviation services. The margins we make on these activities vary substantially by contract and may vary from year to year, and the amount of our flight hours dedicated to these activities can also vary from year to year. The margins may also differ between the different segments of our business. Changes in the composition of daily standby fees relative to the number of hours flown could impact our total revenues.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table presents our consolidated operating results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

(Dollars in thousands)	Three Months Ended March 31, 2015	% of Revenues	Three Months Ended March 31, 2014	% of Revenues	Change	% Change
Net revenues:
Government Aviation Services	$32,875	49.7	$41,533	56.0	$(8,658)	(20.8)
Commercial Aviation Services	26,253	39.7	29,906	40.3	(3,653)	(12.2)
Manufacturing & MRO	7,034	10.6	2,745	3.7	4,289	156.2
Total revenues	66,162	100.0	74,184	100.0	(8,022)	(10.8)
Cost of revenues:
Government Aviation Services(1)	28,513	86.7	35,220	84.8	(6,707)	(19.0)
Commercial Aviation Services(1)	30,940	117.9	29,610	99.0	1,330	4.5
Manufacturing & MRO(1)	5,335	75.8	1,828	66.6	3,507	191.8
Total cost of revenues	64,788	97.9	66,658	89.9	(1,870)	(2.8)
Gross profit	1,374	2.1	7,526	10.1	(6,152)	(81.7)
Operating expenses:
General and administrative	6,938	10.5	6,797	9.2	141	2.1
Research and development	878	1.3	1,318	1.8	(440)	(33.4)
Selling and marketing	1,755	2.7	2,234	3.0	(479)	(21.4)
Impairment of goodwill	49,823	75.3	—	—	49,823	NM
Other asset impairment	7,143	10.8	—	—	7,143	NM
Total operating expenses	66,537	100.6	10,349	14.0	56,188	NM
Operating loss	(65,163)	(98.5)	(2,823)	(3.8)	(62,340)	NM
Other income (expense)
Interest expense, net	(9,212)	(13.9)	(8,753)	(11.8)	(459)	5.2
Other expense, net	(1,325)	(2.0)	(519)	(0.7)	(806)	155.3
Total other income (expense)	(10,537)	(15.9)	(9,272)	(12.5)	(1,265)	13.6
Net loss before taxes and noncontrolling interest	(75,700)	(114.4)	(12,095)	(16.3)	(63,605)	NM
Income tax benefit	(617)	(0.9)	(4,570)	(6.2)	3,953	(86.5)
Net loss	(75,083)	(113.5)	(7,525)	(10.1)	(67,558)	NM
Less: Net (income) loss related to noncontrolling interest	113	0.2	(69)	(0.1)	182	(263.8)
Net loss attributable to Erickson Incorporated	$(74,970)	(113.3)	$(7,594)	(10.2)	$(67,376)	NM

(1)	Percentage of net revenues of segment.

(2)	We use the abbreviation ‘‘NM’’ throughout this Form 10-Q to refer to changes that are not meaningful.

Revenues
Consolidated revenues decreased by $8.0 million to $66.2 million in the first quarter of 2015 from $74.2 million in the first quarter of 2014. The decrease in revenues was attributable to an $8.7 million decrease in Government Aviation Services revenues coupled with a $3.7 million decrease in Commercial Aviation Services revenues partially offset by a $4.3 million increase in Manufacturing & MRO compared to the first quarter of 2014.

(Dollars in thousands)	Three Months Ended March 31, 2015	% of Revenues	Three Months Ended March 31, 2014	% of Revenues	Change	% Change
Net revenues:
Government Aviation Services	$32,875	49.7	$41,533	56.0	$(8,658)	(20.8)
Commercial Aviation Services	26,253	39.7	29,906	40.3	(3,653)	(12.2)
Manufacturing & MRO	7,034	10.6	2,745	3.7	4,289	156.2
Total Revenues	$66,162	100.0	$74,184	100.0	$(8,022)	(10.8)

Government Aviation Services Revenues
 Government Aviation Services revenues decreased $8.7 million, or 20.8%, to $32.9 million for the first quarter of 2015 from $41.5 million in the first quarter of 2014 due to softness in the Department of Defense market. Approximately $7.5 million of the decrease was driven by the continued de-scoping of Department of Defense activity in Afghanistan.

Commercial Aviation Services Revenues
Commercial Aviation Services revenues decreased $3.7 million, or 12.2%, to $26.3 million in the first quarter of 2015 from $29.9 million in the first quarter of 2014 primarily due to a decrease in firefighting and related services revenues of $5.8 million primarily related to a decrease in revenues from firefighting in Australia and decreased revenues generated from our contract in Turkey that was in place for majority of 2014 but did not start until after the first quarter of 2015. The decrease in firefighting revenue was partially offset by an increase in oil and gas services revenues of $2.9 million primarily due to our existing oil and gas contracts in Peru and Ecuador which started in late 2014. The remaining changes were related to timber harvesting and infrastructure construction revenues.

Manufacturing & MRO Revenues
Manufacturing & MRO revenues increased $4.3 million, or 156.2%, to $7.0 million in the first quarter of 2015 from $2.7 million in the first quarter of 2014. This increase was due to an increase in revenues generated by our Trade group to $3.5 million in the first quarter of 2015 compared to zero in the first quarter of 2014 due to aircraft sales of $2.2 million as well as the revenue from other aircraft support components.
Cost of Revenues
Consolidated cost of revenues decreased by $1.9 million, or 2.8%, to $64.8 million for the first quarter of 2015 from $66.7 million for the first quarter of 2014. The decrease was attributable to a decrease of $6.7 million in Government Aviation Services costs, partially offset by an increase of $3.5 million in Manufacturing & MRO costs and an increase of $1.3 million in Commercial Aviation Services costs compared to the first quarter of 2014.

(Dollars in thousands)	Three Months Ended March 31, 2015	% of Revenues	Three Months Ended March 31, 2014	% of Revenues	Change	% Change
Cost of revenues:
Government Aviation Services(1)	$28,513	86.7	$35,220	84.8	$(6,707)	(19.0)
Commercial Aviation Services(1)	30,940	117.9	29,610	99.0	1,330	4.5
Manufacturing & MRO(1)	5,335	75.8	1,828	66.6	3,507	191.8
Total cost of revenues	$64,788	97.9	$66,658	89.9	$(1,870)	(2.8)

(1)	Percent of net revenues of applicable segment

Government Aviation Services Cost of Revenues
Costs of revenues for our Government Aviation Services segment are primarily comprised of venue costs. For the first quarter of 2015, these costs were $28.5 million, or 86.7% of revenues, as compared to $35.2 million, or 84.8% in the first quarter of 2014. The decrease of $6.7 million was primarily correlated to decreased revenues for defense and security and transport and other government-related services. Costs as a percentage of revenues increased by 190 basis points primarily due to mobilization costs incurred to support our defense work in the Middle East.

Commercial Aviation Services Cost of Revenues
Costs of revenues for our Commercial Aviation Services segment are primarily comprised of venue costs associated with firefighting, timber harvesting, infrastructure construction, and oil and gas services. For the first quarter of 2015, these costs were $30.9 million, or 117.9% of revenues, as compared to $29.6 million, or 99.0% of net revenues in the first quarter of 2014. The increase of $1.3 million was primarily due to increased revenues for oil and gas services and costs associated with discontinued timber harvesting operations in Malaysia, partially offset by decreased firefighting activity in Australia and Turkey. Costs as a percentage of revenues increased to 117.9% from 99.0%, primarily due to the costs incurred in Turkey against no revenues in the first quarter of 2015, the negative impact of lower oil and gas prices on our margins, the highly fixed nature of the business, and the weakening of both the Australian and Canadian currencies.

Manufacturing & MRO Cost of Revenues
Costs of revenues for our Manufacturing and MRO segment are primarily comprised of direct and indirect costs associated with manufacturing and MRO sales. For first quarter of 2015, these costs were $5.3 million, or 75.8% of revenues for the segment, as compared to $1.8 million, or 66.6% in the first quarter of 2014. The increase of $3.5 million was primarily due to sales of the aircraft and aircraft support components. Cost of revenues as a percentage of revenues increased to 75.8% from 66.6%, primarily due to sales of aircraft that have relatively low margins.
Gross Profit
Consolidated gross profit decreased by $6.2 million, or 81.7%, to $1.4 million in the first quarter of 2015 from $7.5 million in the first quarter of 2014. A combination of a decrease in Commercial Aviation Services gross profit of $5.0 million, a decrease in Government Aviation Services gross profit of $2.0 million were partially offset by an increase in Manufacturing & MRO gross profit of $0.8 million.

(Dollars in thousands)	Three Months Ended March 31, 2015	% of Revenues	Three Months Ended March 31, 2014	% of Revenues	Change	% Change
Gross profit:
Government Aviation Services(1)	$4,362	13.3	$6,313	15.2	$(1,951)	(30.9)
Commercial Aviation Services(1)	(4,687)	(17.9)	296	1.0	(4,983)	NM
Manufacturing & MRO(1)	1,699	24.2	917	33.4	782	85.3
Total gross profit	$1,374	2.1	$7,526	10.1	$(6,152)	(81.7)

(1)	Percentage of net revenues of applicable segment

Government Aviation Services. Primarily as a result of the factors discussed above, Government Aviation Services gross profit decreased by $2.0 million, or 30.9%, to $4.4 million in the first quarter of 2015 from $6.3 million in the first quarter of 2014. Gross profit margin was 13.3% in the first quarter of 2015 compared to 15.2% in the first quarter of 2014.

Commercial Aviation Services. Primarily as a result of the factors discussed above, Commercial Aviation Services gross profit decreased by $5.0 million, to $4.7 million loss in the first quarter of 2015 from $0.3 million profit in the first quarter of 2014. Gross profit margin was negative 17.9% in the first quarter of 2015 compared to positive 1.0% in the first quarter of 2014.

Manufacturing & MRO. Primarily as a result of the factors discussed above, Manufacturing and MRO gross profit increased by $0.8 million, or 85.3%, to $1.7 million in the first quarter of 2015 from $0.9 million in the first quarter of 2014. Gross profit margin was 24.2% in the first quarter of 2015 compared to 33.4% in the first quarter of 2014.

Operating Expenses

(Dollars in thousands)	Three Months Ended March 31, 2015	% of Revenues	Three Months Ended March 31, 2014	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$6,938	10.5	$6,797	9.2	$141	2.1
Research and development	878	1.3	1,318	1.8	(440)	(33.4)
Selling and marketing	1,755	2.7	2,234	3.0	(479)	(21.4)
Impairment of goodwill	49,823	75.3	—	—	49,823	NM
Other asset impairment	7,143	10.8	—	—	7,143	NM
Total operating expenses	66,537	100.6	10,349	14.0	56,188	NM
Operating loss	$(65,163)	(98.5)	$(2,823)	(3.8)	$(62,340)	NM
Operating expenses increased by $56.2 million, to $66.5 million in the first quarter of 2015 from $10.3 million in the first quarter of 2014. The increase was primarily due to goodwill impairment loss associated with our Government Aviation Services segment of $49.8 million, coupled with $7.1 million in other asset impairments related to aircraft that were reclassified to available for sale and written down to their fair values. Selling and marketing costs decreased $0.5 million primarily due to lower trade show costs as well as reductions due to the cost saving initiatives previously discussed. Research and development costs decreased to $0.9 million in the first quarter of 2015 from $1.3 million in the first quarter of 2014, primarily due to the lower costs associated with our composite main rotor blade program.

Other Income (Expense)

(Dollars in thousands)	Three Months Ended March 31, 2015	% of Revenues	Three Months Ended March 31, 2014	% of Revenues	Change	% Change
Other income (expense)
Interest expense, net	$(9,212)	(13.9)	$(8,753)	(11.8)	$(459)	5.2
Other expense, net	(1,325)	(2.0)	(519)	(0.7)	(806)	155.3
Total other expense	$(10,537)	(15.9)	$(9,272)	(12.5)	$(1,265)	13.6
Total other expense, net increased by $1.3 million to $10.5 million of net expense in the first quarter of 2015 from $9.3 million of net expense in the first quarter of 2014. Interest expense, net increased by $0.5 million to $9.2 million in the first quarter of 2015, from $8.8 million in the first quarter of 2014, primarily due to an increase in our average outstanding borrowings. Other expense, net increased by $0.8 million to $1.3 million in other expense in the first quarter of 2015 from $0.5 million in other expense in the first quarter of 2014 due to the factors described below.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$(436)	$217	$(653)
Realized foreign exchange loss	(68)	(57)	(11)
Amortization of debt issuance costs	(624)	(621)	(3)
Gain (loss) on disposal of equipment	(6)	130	(136)
Other income (expense), net	(191)	(188)	(3)
Total other expense, net	$(1,325)	$(519)	$(806)
Other expense, net increased by $0.8 million to $1.3 million in the first quarter of 2015 from $0.5 million in the first quarter of 2014. The increase in net expense was primarily due to unrealized foreign exchange losses of $0.4 million in 2015 compared to unrealized gains of $0.2 million in 2014 due to a strengthening U.S. dollar in 2015, coupled with a minor loss on disposal of assets in 2015 compared to a $0.1 million gain in the first quarter of 2014.

Income Tax Benefit

(Dollars in thousands)	Three Months Ended March 31, 2015	% of Revenues	Three Months Ended March 31, 2014	% of Revenues	Change	% Change
Net loss before income taxes and noncontrolling interest	$(75,700)	(114.4)	$(12,095)	(16.3)	$(63,605)	NM
Income tax benefit	(617)	(0.9)	(4,570)	(6.2)	3,953	(86.5)
Net loss	$(75,083)	(113.5)	$(7,525)	(10.1)	$(67,558)	NM
Income tax benefit decreased by $4.0 million to $0.6 million for the first quarter of 2015, as compared to $4.6 million for the first quarter of 2014, primarily due to a decrease in effective tax rate to 0.8% for the first quarter of 2015 from 37.8% for the first quarter of 2014. The decrease in rate was primarily due to the full valuation allowance placed against net U.S. deferred tax assets as a result of the $49.8 million goodwill impairment recognized in the first quarter of 2015.
Net Loss Attributable to Erickson Incorporated

(Dollars in thousands)	Three Months Ended March 31, 2015	% of Revenues	Three Months Ended March 31, 2014	% of Revenues	Change	% Change
Net loss	$(75,083)	(113.5)	$(7,525)	(10.1)	$(67,558)	NM
Less: Net (income) loss related to noncontrolling interest	113	0.2	(69)	(0.1)	182	(263.8)
Net loss attributable to Erickson Incorporated and common stockholders	$(74,970)	(113.3)	$(7,594)	(10.2)	$(67,376)	NM
Net loss attributable to Erickson increased by $67.4 million to $75.0 million in the first quarter of 2015 from $7.6 million in the first quarter of 2014, primarily due to the changes in revenues, expenses, and taxes discussed above. As there were no dividends during the first quarters of 2015 or 2014, net loss attributable to common stockholders was also $75.0 million for the first quarter of 2015 and $7.6 million for the first quarter of 2014.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following chart is a condensed presentation of our statement of cash flows for the three months ended March 31, 2015 and March 31, 2014 (in thousands):

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Net cash provided by (used in) operating activities	$(7,741)	$2,494	$(10,235)
Net cash used in investing activities	(5,725)	(17,283)	11,558
Net cash provided by financing activities	13,328	15,651	(2,323)
Foreign-currency effect on cash and cash equivalents	(2,085)	467	(2,552)
Net increase (decrease) in cash and cash equivalents	(2,223)	1,329	(3,552)
Cash and cash equivalents at beginning of period	5,097	1,881	3,216
Cash and cash equivalents at end of period	$2,874	$3,210	$(336)

Sources and Uses of Cash
At March 31, 2015, we had cash and cash equivalents of $2.9 million compared to $5.1 million at December 31, 2014. At March 31, 2015, we had restricted cash of $0.5 million compared to $0.6 million at December 31, 2014. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance bonds on certain contracts.

Net cash provided by (used in) operating activities. For the quarter ended March 31, 2015 net cash used in operating activities before the change in operating assets and liabilities was $9.8 million, which included net loss of $75.1 million and non-cash adjustments reconciling net loss to net cash used by operating activities of $65.3 million (impairment of goodwill of $49.8 million, depreciation and amortization of $8.8 million, other asset impairment of $7.1 million, amortization of debt issuance costs of $0.6 million, non-cash interest on debt of $0.2 million, and stock-based compensation of $0.1 million, partially offset by a $1.4 million net decrease in deferred income taxes). The change in operating assets and liabilities was a $2.0 million source of cash primarily consisting of the following: a $17.4 million increase in accrued and other liabilities, a $3.7 million increase in other long term liabilities, and a $2.4 million decrease in other non-current assets, partially offset by a $9.2 million net increase in inventory related to the Bell 214 support program, an $8.1 million increase in accounts receivable, a $2.2 million decrease in accounts payable, a $1.5 million increase in aircraft support parts, a $0.6 million decrease in income taxes payable, a $0.2 million increase in prepaid expenses and other assets, and a $0.3 million decrease in income taxes receivable. As a result of these factors, operating activities used $7.7 million of cash during the quarter ended March 31, 2015.

For the quarter ended March 31, 2014 net cash used in operating activities before the change in operating assets and liabilities was $2.9 million, which included net loss of $7.5 million and non-cash adjustments reconciling net loss to net cash provided by operating activities of $4.7 million (depreciation and amortization of $8.0 million, amortization of debt issuance costs of $0.6 million and stock-based compensation of $0.2 million, partially offset by a $4.0 million net decrease in deferred income taxes). The change in operating assets and liabilities was a $5.4 million source of cash primarily consisting of the following: a $13.9 million decrease in accounts receivable (primarily attributable to decreased revenues), a $2.0 million increase in accounts payable, a $1.5 million decrease in other non-current assets, a $0.9 million increase in income taxes payable, and a $0.3 million increase in other long-term liabilities, partially offset by a $7.9 million increase in Aircraft support parts, net (primarily attributable to increases in inventory levels needed in preparation for the active fire season), a $4.0 million decrease in accrued other current liabilities, a $0.8 million increase in income tax receivable, and a $0.6 million increase in prepaid expenses and other current assets. As a result of these factors, operating activities provided $2.5 million of cash during the quarter ended March 31, 2014.
Net cash used by investing activities. Net cash used in investing activities was $5.7 million for the quarter ended March 31, 2015 compared to net cash used in investing activities of $17.3 million for the quarter ended March 31, 2014. In the quarter ended March 31, 2015, we used net cash of $5.7 million for purchases of aircraft and property, plant and equipment. In the quarter ended March 31, 2014, we used net cash of $17.5 million for purchases of aircraft and property, plant, and equipment and the release of restricted cash provided $0.2 million.

Net cash provided by financing activities. During the quarter ended March 31, 2015, financing activities provided $13.3 million of cash compared $15.7 million of cash provided during the quarter ended March 31, 2014. For the first quarter of 2015, borrowings from credit facilities of $48.8 million exceeded repayments of credit facilities of $34.2 million, providing $14.6 million of net cash and repayments of subordinated notes used $1.0 million. In the quarter ended March 31, 2014, net cash provided by financing activities of $15.7 million was primarily net borrowing on the revolving credit facility of $15.5 million.

Description of Indebtedness

The following summary of certain provisions of the instruments evidencing our material indebtedness does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the corresponding agreements, including the definitions of certain terms therein that are not otherwise defined in this Form 10-Q.

2020 Senior Notes Offering
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

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at March 31, 2015 and December 31, 2014 was $355.0 million.

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

Revolving Credit Facility
On March 11, 2014 the Revolving Credit Facility was amended to increase the maximum amount that the Company may borrow from $125.0 million to $140.0 million. The interest rate under the Revolving Credit Facility is 225-450 basis points over LIBOR/Prime base rate depending on the Company’s senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes.

The Company and each of the Company’s current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the Revolving Credit Facility on a senior secured first lien basis.

The Revolving Credit Facility contains certain financial covenants including, without limitation, a minimum fixed charge coverage ratio of 1.20:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is greater than $16.8 million or 1.05:1.00 if the Company’s average excess availability, as calculated pursuant to the terms of the Revolving Credit Facility, is less than or equal to $16.8 million. The fixed charge coverage ratio has multiple inputs, including, but not limited to, bank EBITDA, maintenance capital expenditures, and cash paid for interest and taxes. The Revolving Credit Facility also imposes an annual growth capital expenditures limit of approximately $25.0 million, subject to standard carry-over provisions. The Company was in compliance with the financial covenants as of March 31, 2015 and December 31, 2014.

The Revolving Credit Facility includes mandatory prepayment requirements for the certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that the Company receives as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at March 31, 2015 and December 31, 2014 was $103.9 million and $89.3 million, respectively. The weighted average interest rate for borrowings under the Revolving Credit Facility for the three months period ended March 31, 2015 was 5.07%. The interest rate at March 31, 2015 and December 31, 2014 was 5.00% and 5.02%, respectively. As of March 31, 2015 and December 31, 2014 the Company had $1.8 million and $4.7 million in outstanding standby letters of credit under the Revolving Credit Facility, respectively, and maximum borrowing availability was $34.3 million and $46.0 million as of March 31, 2015 and December 31, 2014, respectively.

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

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. As of March 31, 2015, the carrying value of the 2020 Subordinated Notes was $15.6 million, made up of the face value of the remaining principal of $16.5 million net of the unamortized discount of $0.9 million. As of December 31, 2014, the carrying value of the 2020 Subordinated Notes was $16.5 million, made up of the face value of $17.5 million net of the unamortized discount of $1.0 million. The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00% during the three months period ended March 31, 2015.

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

Adjusted EBITDA means, as defined by our Revolving Credit Facility agreement, with respect to any fiscal period, our EBITDA, adjusted for, without duplication, the sum of the following amounts for such period to the extent included in determining consolidated net earnings (or loss) for such period: (i) extraordinary gains, (ii) non-cash items increasing consolidated net earnings for such period, excluding any items representing the impact of purchase accounting or the reversal of any accrual of, or cash reserve for, anticipated changes in any period, (iii) non-cash extraordinary losses, (iv) any other non-cash charges reducing consolidated net earnings for such period, excluding any such charge that represents an accrual or reserve for a cash expenditure for a future period or amortization of a prepaid cash expense that was paid in a prior period, (v) to the extent not capitalized, (A) non-recurring expenses, fees, costs and charges incurred and funded prior to, on or within nine months after the closing date in connection with the Revolving Credit Facility and the EHI acquisition; and (B) expenses incurred and funded prior to, on, or within two years of the closing date in connection with the termination of the lease for the location of the chief executive office of EHI as of the closing date; and (vi) transaction-related expenditures incurred and funded prior to, on or within nine months of the date of consummation of (A) the HRT acquisition, (B) any permitted acquisition under the Revolving Credit Facility, or (C) any investment that is permitted pursuant to the Revolving Credit Facility, in the case of each of (A), (B), and (C), that arise out of cash charges related to deferred stock compensation, management bonuses, strategic market reviews, restructuring, retention bonuses, consolidation, severance or discontinuance of any portion of operations, termination of the lease for the headquarters of EHI, employees or management of the target of such permitted acquisition, accrued vacation payments and working notices payments and other non-cash accounting adjustments. We have further adjusted EBITDA for continued acquisition and integration costs beyond the nine months defined by our Revolving Credit Facility agreement and the restructuring costs associated with exiting the Malaysian timber harvesting market and right-sizing of our business.

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

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
EBITDA, Adjusted EBITDA and Adjusted EBITDAR Reconciliation:
Net loss attributable to Erickson Incorporated	$(74,970)	$(7,594)
Interest expense, net	9,212	8,753
Tax benefit	(617)	(4,570)
Depreciation and amortization	8,818	7,953
Amortization of debt issuance costs	624	621
EBITDA	$(56,933)	$5,163
Acquisition and integration related expenses	—	791
Non-cash unrealized mark-to-market foreign exchange (gains) losses	436	(217)
Non-cash charges from awards to employees of equity interests	145	160
Non-cash goodwill impairment loss	49,823	—
Non-cash other asset impairment losses	7,143	—
Restructuring costs	1,545	—
Loss (gain) on sale of equipment	6	(130)
Adjusted EBITDA	$2,165	$5,767
Aircraft lease expenses	4,517	4,959
Adjusted EBITDAR	$6,682	$10,726

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

Letters of Credit. To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. At March 31, 2015, we had letters of credit with various expiration dates extending into 2016 valued at approximately $2.2 million outstanding, including $1.8 million outstanding under our Revolving Credit Facility and $0.4 million (€0.4 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $0.4 million (€0.4 million) in restricted cash.

Advance Agreements with Foreign Banks. In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At March 31, 2015 and December 31, 2014, there were no advances outstanding under these types of arrangement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates could have reasonably been used, or if changes in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Form 10-K filed with the SEC on March 10, 2015. We believe that there have been no significant changes to our critical accounting policies during the three months period ended March 31, 2015.
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

Interest Rate Risk
At March 31, 2015 we had total indebtedness of $474.9 million (excluding $2.2 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our Revolving Credit Facility as our other debt obligations maintain fixed interest rates. Market risks associated with our Revolving Credit Facility include the potential reductions in fair value and negative impacts to future earnings from an increase in interest rates. Under our pre-acquisition debt, composed of the Term Debt and Revolving Line of Credit terminated on May 2, 2013, the applicable interest rate on our borrowings was calculated based on either LIBOR (London Interbank Offered Rate) or a base rate plus a margin depending on the level of the senior debt leverage covenant ratio as defined in our prior credit agreement. The rates applicable to outstanding borrowings fluctuated based on many factors including, but not limited to, general economic conditions and interest rates, including the LIBOR, Federal Funds, and prime rates. Under our Revolving Credit Facility, the applicable interest rate on our borrowings is 225—450 basis points over LIBOR/Prime base rate depending on the Company’s senior leverage ratio. We estimate that a hypothetical 10% change in the interest rates experienced on our debt would have impacted interest expense for the quarter ended March 31, 2015 by approximately $0.3 million (after a normalized 40% tax rate).

Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. For the quarter ended March 31, 2015, a deviation of 10% in the average price per gallon of fuel would have impacted our cost of revenues by approximately $0.2 million. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts. We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk
A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the quarter ended March 31, 2015 would have resulted in an estimated pre-hedged decrease of $0.3 million in our net income (after a normalized 40% tax rate).

ITEM 4.     CONTROLS AND PROCEDURES
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2015, our disclosure controls and procedures were effective.
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
Arizona Environmental Matter
In August 2012, EHI received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the Site. There were no material developments with respect to this matter in 2014 or during the three months period ended March 31, 2015. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

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

Erickson Incorporated

Date:	May 11, 2015	By:	/s/ ERIC STRUIK
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