Form 10-Q
period 2015-06-30
ERICKSON INC.
filed 2015-08-06
CIK 1490165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 31, 2015, 13,833,174 shares of common stock, par value $0.0001, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,766	$5,097
Restricted cash	359	567
Accounts receivable, net of allowances for doubtful accounts of $191 and $739 in 2015 and 2014, respectively	48,454	44,350
Inventory	8,667	—
Prepaid expenses and other current assets	8,433	8,780
Income tax receivable	609	677
Deferred tax assets	1,340	1,230
Total current assets	69,628	60,701
Aircraft support parts, net	136,727	137,593
Assets held for sale	8,436	—
Aircraft, net	112,611	128,221
Property, plant and equipment, net	116,804	120,635
Goodwill	164,756	215,241
Other intangible assets, net	18,749	20,053
Other non-current assets	21,851	23,077
Total assets	$649,562	$705,521
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,487	$19,844
Current portion of long-term debt	4,702	4,144
Accrued and other current liabilities	22,279	19,034
Income tax payable	28	315
Deferred tax liabilities	—	884
Total current liabilities	46,496	44,221
Long-term debt	13,986	12,751
Long-term revolving credit facilities	113,710	89,339
Long-term notes payable	355,000	355,000
Other long-term liabilities	16,876	13,181
Uncertain tax positions	6,668	6,313
Deferred tax liabilities	3,159	3,703
Total liabilities	555,895	524,508
Stockholders’ equity:
Common stock; $0.0001 par value; 110,000,000 shares authorized; 13,833,174 and 13,823,818 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	181,083	181,018
Retained earnings (accumulated deficit)	(83,279)	1,812
Accumulated other comprehensive loss, net of tax	(4,544)	(2,544)
Total stockholders’ equity attributable to Erickson Incorporated	93,261	180,287
Noncontrolling interest	406	726
Total stockholders’ equity	93,667	181,013
Total liabilities and stockholders’ equity	$649,562	$705,521

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$69,319	$80,885	$135,481	$155,069
Cost of revenues	61,587	67,501	126,375	134,159
Gross profit	7,732	13,384	9,106	20,910
Operating expenses:
General and administrative	5,661	6,994	12,599	13,791
Research and development	583	738	1,461	2,056
Selling and marketing	1,330	1,810	3,085	4,044
Impairment of goodwill	—	21,272	49,823	21,272
Other asset impairment	—	—	7,143	—
Total operating expenses	7,574	30,814	74,111	41,163
Operating income (loss)	158	(17,430)	(65,005)	(20,253)
Other income (expense):
Interest expense, net	(9,375)	(9,111)	(18,587)	(17,864)
Amortization of debt issuance costs	(630)	(593)	(1,254)	(1,214)
Unrealized foreign exchange gain (loss)	57	27	(379)	244
Realized foreign exchange gain (loss)	15	15	(53)	(42)
Gain on disposal of equipment	76	61	70	191
Other income (expense), net	151	(353)	(40)	(541)
Total other income (expense)	(9,706)	(9,954)	(20,243)	(19,226)
Net loss before income taxes and noncontrolling interest	(9,548)	(27,384)	(85,248)	(39,479)
Income tax expense (benefit)	691	(10,222)	74	(14,792)
Net loss	(10,239)	(17,162)	(85,322)	(24,687)
Less: Net (income) loss related to noncontrolling interest	118	53	231	(16)
Net loss attributable to Erickson Incorporated and common stockholders	$(10,121)	$(17,109)	$(85,091)	$(24,703)
Net loss	$(10,239)	$(17,162)	$(85,322)	$(24,687)
Other comprehensive income (loss):
Foreign currency translation adjustment	502	476	(2,089)	806
Comprehensive loss	(9,737)	(16,686)	(87,411)	(23,881)
Comprehensive (income) loss attributable to noncontrolling interest	84	66	320	(3)
Comprehensive loss attributable to Erickson Incorporated	$(9,653)	$(16,620)	$(87,091)	$(23,884)
Net loss per share attributable to common stockholders
Basic	$(0.73)	$(1.24)	$(6.15)	$(1.79)
Diluted	$(0.73)	$(1.24)	$(6.15)	$(1.79)
Weighted average shares outstanding
Basic	13,831,127	13,799,501	13,827,493	13,794,491
Diluted	13,831,127	13,799,501	13,827,493	13,794,491

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit) of Erickson Incorporated	Noncontrolling Interest Amount	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	13,787,914	$1	$179,954	$12,104	$(42)	$192,017	$890	$192,907
Issuance of Restricted Stock Units	50,695	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	(69)	(69)
Stock-based compensation	—	—	861	—	—	861	—	861
Shares withheld for payment of taxes	(14,791)	—	(211)	—	—	(211)	—	(211)
Proceeds from shareholder, net	—	—	414	—	—	414	—	414
Components of comprehensive income (loss):
Net income (loss)	—	—	—	(10,292)	—	(10,292)	61	(10,231)
Foreign currency translation	—	—	—	—	(2,502)	(2,502)	(156)	(2,658)
Comprehensive loss								(12,889)
Balance at December 31, 2014	13,823,818	$1	$181,018	$1,812	$(2,544)	$180,287	$726	$181,013
Issuance of Restricted Stock Units	16,213	—	—	—	—	—	—	—
Stock-based compensation	—	—	97	—	—	97	—	97
Shares withheld for payment of taxes	(6,857)	—	(32)	—	—	(32)	—	(32)
Components of comprehensive loss:
Net loss	—	—	—	(85,091)	—	(85,091)	(231)	(85,322)
Foreign currency translation	—	—	—	—	(2,000)	(2,000)	(89)	(2,089)
Comprehensive loss								(87,411)
Balance at June 30, 2015	13,833,174	$1	$181,083	$(83,279)	$(4,544)	$93,261	$406	$93,667

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net loss	$(10,239)	$(17,162)	$(85,322)	$(24,687)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	9,898	8,981	18,716	16,934
Impairment of goodwill	—	21,272	49,823	21,272
Other asset impairment	—	—	7,143	—
Deferred income taxes	(269)	(12,756)	(1,687)	(16,740)
Non-cash interest expense on debt	229	93	406	130
Stock-based compensation	(48)	236	97	396
Amortization of debt issuance costs	630	593	1,254	1,214
Gain on sale of equipment	(76)	(61)	(70)	(191)
Changes in operating assets and liabilities:
Accounts receivable	3,587	(12,306)	(4,472)	1,570
Inventory	487	—	(8,666)	—
Prepaid expenses and other current assets	366	(307)	142	(906)
Income tax receivable	(195)	788	68	946
Aircraft support parts, net	1,564	(4,851)	41	(12,715)
Other non-current assets	294	1,581	2,684	3,126
Accounts payable	2,230	(1,264)	25	731
Accrued and other current liabilities	(12,933)	(12,298)	4,514	(16,341)
Income tax payable	344	717	(257)	717
Other long-term liabilities	282	264	3,971	558
Net cash used in operating activities	(3,849)	(26,480)	(11,590)	(23,986)
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment, net	(6,165)	(19,655)	(11,839)	(37,138)
Proceeds from sale-leaseback of aircraft	—	24,660	—	24,660
Restricted cash	175	1,567	124	1,767
Dividends paid to non-controlling interest	—	(73)	—	(73)
Net cash provided by (used in) investing activities	(5,990)	6,499	(11,715)	(10,784)
Cash flows from financing activities:
Proceeds from shareholders, net	—	—	—	414
Repayments of subordinated notes	(1,000)	—	(2,000)	—
Repayments of credit facilities	(38,971)	(54,723)	(73,182)	(79,123)
Borrowings from credit facilities	48,756	73,264	97,553	113,131
Other long-term borrowings	(36)	393	(84)	393
Payments under capital leases	(200)	—	(340)	—
Debt issuance costs	(67)	(37)	(137)	(267)
Shares withheld for payment of taxes	(32)	(166)	(32)	(166)
Net cash provided by financing activities	8,450	18,731	21,778	34,382
Effect of foreign currency exchange rates on cash and cash equivalents	281	484	(1,804)	951
Net increase (decrease) in cash and cash equivalents	(1,108)	(766)	(3,331)	563
Cash and cash equivalents at beginning of period	2,874	3,210	5,097	1,881
Cash and cash equivalents at end of period	$1,766	$2,444	$1,766	$2,444
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,503	$16,267	$18,097	$17,536
Cash paid for income taxes, net	$499	$375	$1,267	$861

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of the Business

The consolidated financial statements include the accounts of Erickson Incorporated (“EAC”) and its subsidiaries and affiliated companies: EAC Acquisition Corporation (“EAC Acq.”), Erickson Helicopters, Inc. and its subsidiaries (“EHI”, formerly known as Evergreen Helicopters, Inc.), Canadian Air-Crane Ltd. (“CAC”), Erickson Air-Crane Malaysia Sdn. Bhd. (“EACM”), European Air-Crane S.p.A. (“EuAC”), Air Amazonia Serviços Aeronáuticos Ltda. (“Air Amazonia”), Dutch Air-Crane B.V. (“DAC”), and Erickson Aviation Peru S.A.C. (“Peru”) (collectively referred to as “the Company”). EuAC owns a 60% equity interest in Societa Italiania de Manutenzioni Aeroautiche S.p.A. (“SIMA”), which is an aircraft maintenance organization located in Lucca, Italy; and EACM owns a 49% equity interest in Layang-Layang Services Sdn. Bhd., which provides aircraft rental services in Malaysia.

As of June 30, 2015, the Company owned a fleet of 19 heavy lift helicopters, comprised of 13 S-64E and six S-64F model Aircranes, and 33 medium and light lift aircraft of varying model types, comprised of 27 rotor wing aircraft and six fixed-wing aircraft. As of June 30, 2015, the Company leased a fleet of one heavy lift S-64F model Aircrane, 31 medium and light lift aircraft of varying types, comprised of 27 rotor wing aircraft and four fixed-wing aircraft. The Company’s fleet operations span the globe with a presence on six continents. As of June 30, 2015, 18 of the owned aircraft and 19 of the leased aircraft were deployed outside of North America.

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

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassification has been made to prior period amounts of external commissions from sales and marketing operating expenses to cost of revenues on the consolidated statements of comprehensive loss. Such reclassification had no effect on previously reported consolidated statements of stockholders’ equity or the consolidated balance sheet. For the three and six months ended June 30, 2014 the prior period reclassification includes $0.3 million and $1.1 million, respectively, of external commissions reclassified from sales and marketing operating expenses to cost of revenues on the consolidated statements of comprehensive loss.
Additionally, reclassification has been made to prior period amounts of other long-term borrowings from non-cash interest expense on debt in the operating activities section of the consolidated statement of cash flows to other long-term borrowings in the financing activities section of the consolidated statement of cash flows. Such reclassification had no effect on previously reported consolidated statements of stockholders' equity or the consolidated balance sheet. For both the three and six months ended June 30, 2014 the prior period reclassification was $0.4 million.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” This ASU requires revenue to be recognized to reflect the consideration an entity expects to be entitled to in exchange for the transfer of goods or services to customers in the appropriate period. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract are required. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the FASB will allow early adoption in 2017, however, the Company will not be required to implement this guidance until the first quarter of fiscal year 2018, using one of the two prescribed retrospective methods. The Company has not yet determined the effect of the adoption on the consolidated financial statements.
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
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the quarter ended June 30, 2015 that are of significance, or potential significance, to the Company.

Note 3. Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Trade accounts receivable	$45,300	$42,296
Other receivables	3,345	2,793
Less: allowance for doubtful accounts	(191)	(739)
	$48,454	$44,350
The Company had bad debt expense of zero in the three months ended June 30, 2015 and 2014. During the six months ended June 30, 2015, the Company had bad debt expense of zero. During the six months ended June 30, 2014, the Company had bad debt recoveries of $0.3 million.

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
The following is a summary of customers that accounted for at least 10% of the total current and non-current trade receivables as of June 30, 2015 or December 31, 2014:

	Segment	June 30, 2015	December 31, 2014
Fluor	Government Aviation Services	18.0%	14.4%
Alion Science and Technology Corporation	Government Aviation Services	11.0%	11.8%
Hellenic Fire Brigade(1)	Commercial Aviation Services	9.3%	10.8%
		38.3%	37.0%

(1)
On May 23, 2012, the Company entered into a three year agreement with the NATO Support Agency (“NSPA”), formerly known as the NATO Maintenance and Supply Agency, pursuant to which the Company agreed to supply aerial firefighting services in Greece for the 2012 to 2014 firefighting seasons. Prior to the agreement with NSPA, the Company contracted directly with the Hellenic Fire Brigade to provide firefighting services in Greece. At June 30, 2015 and December 31, 2014, the receivable from Hellenic Fire Brigade was classified in other non-current assets due to the long-term nature of obtaining resolution regarding the Company’s permanent establishment status in Greece.

The following is a summary of customers that accounted for at least 10% of the Company’s net revenues in the three and six months ended June 30, 2015 or June 30, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fluor	20.7%	18.6%	20.6%	19.4%
Alion Science and Technology Corporation	10.1%	—%	10.2%	—%
	30.8%	18.6%	30.8%	19.4%
The Company operates in portions of Europe that have been significantly affected by the global recession, such as Greece and Italy, and the Company bears risk that existing or future accounts receivable may be uncollectible if the customers experience curtailed government spending.

Note 4. Inventory
Inventory consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Finished goods	$8,667	$—
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

Aircraft support parts consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Aircraft parts	$129,087	$124,629
Work-in-process	13,240	18,604
Less: Excess and obsolete reserve	(5,600)	(5,640)
	$136,727	$137,593

Note 6. Assets Held for Sale
We have classified certain assets as held for sale as these assets are ready for immediate sale and the Company expects these assets to be sold within one year. The changes in assets held for sale during the six months ended June 30, 2015, are as follows (dollars in thousands):

	Assets Held for Sale
	# of Aircraft
Aircraft held for sale
Book value, January 1, 2015	—	$—
Classified as held for sale, net of impairment	9	5,779
Fluctuations due to foreign currency translation adjustments	—	65
Aircraft held for sale, June 30, 2015	9	5,844
Deferred overhauls associated with aircraft held for sale, June 30, 2015		2,592
Total assets held for sale, June 30, 2015		$8,436
During the first quarter of 2015, nine aircraft were reclassified to assets held for sale as the Company reviewed its fleet strategy for fiscal 2015. The Company recorded an impairment charge of $7.1 million to write down the carrying value of the aircraft to their estimated fair value less the costs to sell. The charge is included in other asset impairment in the consolidated statement of comprehensive loss for the six months ended June 30, 2015. The fair value of assets held for sale is considered a level 2 measurement in the fair value hierarchy as the measurement is based on the recent sales and listed prices in the active markets for similar aircraft. The assets are no longer being depreciated or amortized effective March 31, 2015.
Note 7. Aircraft and Property, Plant and Equipment
Aircraft, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Aircraft	$150,251	$162,246
Less: Accumulated depreciation	(37,640)	(34,025)
	$112,611	$128,221
Property, plant, and equipment, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land and land improvements	$308	$308
Buildings	9,265	7,926
Vehicles and equipment	30,827	29,500
Deferred overhauls, net	81,355	86,768
Construction-in-progress	16,797	15,926
	138,552	140,428
Less: Accumulated depreciation and amortization	(21,748)	(19,793)
	$116,804	$120,635
During the three months ended June 30, 2015, and 2014, depreciation expense was $4.4 million and $4.8 million, respectively. During the three months ended June 30, 2015 and 2014, amortization expense associated with deferred overhauls was $4.8 million and $3.6 million, respectively. During the six months ended June 30, 2015, and 2014, depreciation expense was $9.2 million and $8.9 million, respectively. During the six months ended June 30, 2015, and 2014, amortization expense associated with deferred overhauls was $8.3 million and $6.8 million, respectively.
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
During the second quarter of 2014, the Company completed a sale-leaseback transaction pursuant to which the Company sold one S-64 Aircrane for a total purchase price of $24.7 million. The net book value of the Aircrane at the date of the transaction was $12.3 million. The lease had an initial term of seven years commencing on June 30, 2014, and base lease payments of approximately $264 thousand per month. The Company has the right to purchase the aircraft back from the lessor at the end of the fourth year of the lease term at a purchase price based upon the fair market value at that time. At the end of the term of the lease, the lessor has a put right to sell the aircraft back at a purchase price based on the fair market value at that time. The Company has accounted for the transaction as a sale-leaseback under ASC 840-40 “Sale-Leaseback Transactions”. The profit on the sale was deferred and will be recognized ratably over the term of the lease as a reduction to rent expense. The current portion of the deferred gain of $1.8 million is included in accrued and other current liabilities, and the non-current portion of deferred gain of $8.8 million is included in other long-term liabilities in the consolidated balance sheet as of June 30, 2015.
On July 31, 2015, the Company completed a sale-leaseback transaction pursuant to which the company sold its hangar facility located at the Medford international airport in Oregon. The lease has an initial term of 15 years, commencing on August 1, 2015.

Note 8. Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in thousands):

	Government Aviation Services	Commercial Aviation Services	Manufacturing & MRO	Total
Balance at January 1, 2015
Goodwill, gross	$207,128	$23,843	$5,542	$236,513
Accumulated impairment losses	(21,272)	—	—	(21,272)
Goodwill, net	185,856	23,843	5,542	215,241
Activity during 2015
Impairment losses	(49,823)	—	—	(49,823)
Fluctuations due to foreign currency translation adjustments	—	(662)	—	(662)
Balance at June 30, 2015
Goodwill, gross	207,128	23,181	5,542	235,851
Accumulated impairment losses	(71,095)	—	—	(71,095)
Goodwill, net	$136,033	$23,181	$5,542	$164,756
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
On January 1, 2015, the Company evaluated its reporting units and determined four reporting units under its three operating reportable segments. The Company assigned its goodwill to each of the four reporting units as of January 1, 2015 using a relative fair value approach. During the quarter ended June 30, 2015 the Company re-evaluated its reporting units and determined that Oil and Gas Aviation Services business is no longer considered a stand-alone reporting unit, and is a part of Commercial Aviation Services.
During the first quarter of 2015, the Company performed a qualitative and quantitative analysis which indicated that it is more likely than not that the fair value of the Government Aviation Services reporting unit is less than its carrying amount. The Company compared the business unit book value to its fair value, determined through the income approach, and concluded step two of the impairment test should be performed. For the purposes of the step two analysis, the Company estimated the fair value of the reporting unit using the income approach. The income approach estimates fair value by discounting the future cash flows expected to be generated by the business unit to their present value. The Company believes this is the most reliable indicator of fair value and is consistent with the approach a market place participant would use. Based on the Company’s step two analysis, the implied fair value of goodwill was lower than its carrying value. As a result, the Company recorded an impairment charge of $49.8 million during the quarter ended March 31, 2015.
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
Subsequent to the Company's re-organization into three operating segments, the Company elected an annual testing date for each reporting unit during the second quarter of the fiscal year. During the second quarter of 2015, the Company performed the annual goodwill impairment review for the Government Aviation Services, Commercial Aviation Services, and Manufacturing & MRO reporting units. The Company assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting units are less than its carrying amount. As a result of this qualitative assessment, the Company determined it was not necessary to perform step one of the goodwill impairment tests.

Note 9. Other Intangible Assets, net
Other intangible assets, net consisted of the following (in thousands):

	Reportable Segment	Useful Life (in years)	June 30, 2015	December 31, 2014
Customer Relationships	Government Aviation Services	9	$19,300	$19,300
Customer Relationships	Commercial Aviation Services	2 (1)	2,500	2,500
Type Certificate(2)	Manufacturing & MRO	Indefinite	2,205	2,205
			24,005	24,005
Less: accumulated amortization			(5,256)	(3,952)
			$18,749	$20,053

(1)	During the first quarter of 2015 the Company reevaluated the customer relationship intangible related to the acquisition of Air Amazonia and reduced the useful life from 9 years to 2 years.

(2)	The Type Certificate included in intangible assets is the Type Certificate for engines used in the Aircrane, purchased individually during 2013.

During the three months ended June 30, 2015 and 2014, amortization expense for intangible assets was $0.7 million and $0.6 million, respectively. During the six months ended June 30, 2015 and 2014, amortization expense for intangible assets was $1.3 million and $1.2 million, respectively, and was recorded in cost of revenues. Estimated amortization expense for intangible assets for future periods, including remaining amounts to be recorded in 2015 as of June 30, 2015, is as follows (in thousands):

Intangible Asset Amortization
2015	$1,639
2016	3,279
2017	2,333
2018	2,144
2019	2,144
Thereafter	5,005
Total	$16,544

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Interest	$5,653	$5,542
Payroll and related taxes	5,589	6,069
Promissory note, net of discount(1)	4,642	—
Deferred revenue	1,899	795
Deferred gain on sale-leaseback	1,760	1,760
Accrued commissions	191	1,301
Other	2,545	3,567
	$22,279	$19,034

(1)
In the first quarter of 2015, the Company entered into a $10.0 million promissory note with Bell Helicopter Textron Inc. (Bell) in exchange for inventory delivered to the Company. The promissory note has no stated interest rate and matures on March 1, 2017. The Company has agreed to pay, beginning on March 1, 2015, semi-annual principal payments, in cash, until the date of maturity. For the purposes of recording the initial liability, the fair value of the promissory note was estimated at $9.4 million, assuming a market level borrowing rate of 6.5% per annum. Interest expense is recorded as the discount is amortized over the term of the note. As of June 30, 2015, the carrying value of the promissory note was $8.5 million, made up of the face value of the remaining principal of $9.0 million, net of the unamortized discount of $0.5 million. The non-current portion of the note of $3.9 million is included in other long-term liabilities in the consolidated balance sheet as of June 30, 2015.

Note 11. Debt
Outstanding debt consisted of the following (in thousands):

	June 30, 2015		December 31, 2014
	Current	Long-term	Current	Long-term
2020 Senior Notes	$—	$355,000	$—	$355,000
Revolving Credit Facility	—	113,710	—	89,339
2020 subordinated notes, net of discount	3,667	11,045	4,000	12,486
Capital lease obligations	888	2,763	—	—
Fixtures financing	147	178	144	265
Total	$4,702	$482,696	$4,144	$457,090

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

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at June 30, 2015 and December 31, 2014 was $355.0 million.

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

Revolving Credit Facility
The maximum amount that the Company may borrow under the Revolving Credit Facility is $140.0 million. The interest rate under the Revolving Credit Facility is 225-450 basis points over LIBOR/Prime base rate depending on the Company’s senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes. The Company was in compliance with the financial covenants as of June 30, 2015 and December 31, 2014.

The Company and each of the Company’s current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the Revolving Credit Facility on a senior secured first lien basis.

Effective June 30, 2015, the Revolving Credit Facility was amended to, among other things, limit the requirement to be compliant with the fixed charge coverage ratio to periods when the availability is less than 12.5% of the maximum revolver amount. The Revolving Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio of 1.10:1.00. The fixed charge coverage ratio has multiple inputs, including, but not limited to, bank EBITDA, capital expenditures, and cash paid for interest, taxes, and principal debt payments. The Revolving Credit Facility also imposes an annual growth capital expenditures limit of approximately $10.0 million for the fiscal year of 2015, escalating to $20.0 million for fiscal 2016, and to $25.0 million in subsequent years, which is subject to standard carry-over provisions for 2016 and beyond.

The Revolving Credit Facility includes mandatory prepayment requirements for the certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that the Company receives as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at June 30, 2015 and December 31, 2014 was $113.7 million and $89.3 million, respectively. The weighted average interest rate for borrowings under the Revolving Credit Facility for the three and six months period ended June 30, 2015 was 5.01% and 5.04%, respectively. The interest rate at June 30, 2015 and December 31, 2014 was 5.00% and 5.02%, respectively. As of June 30, 2015 and December 31, 2014 the Company had $0.7 million and $4.7 million in outstanding standby letters of credit under the Revolving Credit Facility, respectively, and maximum borrowing availability was $25.6 million and $46.0 million as of June 30, 2015 and December 31, 2014, respectively.

2020 Subordinated Notes
Pursuant to the terms of the EHI stock purchase agreement, the consideration included $17.5 million of the Company’s subordinated notes. The subordinated notes accrue interest at a fixed rate of 6.0% per annum, mature on November 2, 2020, and may be prepaid at the Company’s option. Upon an event of default under the subordinated notes, the interest rate will increase to 8.0% per annum until the event of default is cured. The Company agreed to pay, in cash, quarterly installments of interest only (in arrears) until March 31, 2015, after which date the Company will pay, in addition to such interest, on a quarterly basis $1.0 million in principal. Upon any refinancing of the 2020 Senior Notes or the Revolving Credit Facility the principal amount of the subordinated notes with all accrued interest thereon will become due and payable. Upon a change of control, the principal amount together with all accrued interest shall forthwith be due and payable. Until the principal amount of the subordinated notes together with all accrued interest thereon has been paid in full, the Company and its subsidiaries may not declare or pay any dividend, make any payment on account of, or take certain other actions in respect of any of the Company or its subsidiaries’ equity interests, subject to certain exceptions.

For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. As of June 30, 2015, the carrying value of the 2020 Subordinated Notes was $14.7 million, made up of the face value of the remaining principal of $15.5 million net of the unamortized discount of $0.8 million. As of December 31, 2014, the carrying value of the 2020 Subordinated Notes was $16.5 million, made up of the face value of $17.5 million net of the unamortized discount of $1.0 million. The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00% during the three and six months period ended June 30, 2015.

Note 12. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred gain on sale-leaseback (see Note 7)	$8,798	$9,678
Promissory note, net of discount (see Note 10)	3,895	—
Other	4,183	3,503
	$16,876	$13,181

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

Each guarantor subsidiary was 100% owned by the Parent Company as of the date of each condensed consolidating balance sheet presented. The 2020 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. All figures presented are in thousands. Figures presented as of June 30, 2015 and 2014, and for the three and six months ended June 30, 2015 and 2014 are unaudited.

	Condensed Consolidating Balance Sheet June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16	$41	$1,709	$—	$1,766
Restricted cash	136	—	223	—	359
Accounts receivable, net	16,100	23,661	8,653	40	48,454
Inventory	8,667	—	—	—	8,667
Prepaid expenses and other current assets	6,243	1,142	1,048	—	8,433
Income tax receivable	150	170	289	—	609
Deferred tax assets	1,240	—	(104)	204	1,340
Total current assets	32,552	25,014	11,818	244	69,628
Aircraft support parts, net	105,672	29,971	1,129	(45)	136,727
Assets held for sale	3,800	2,550	2,086	—	8,436
Aircraft, net	81,953	30,658	—	—	112,611
Property, plant and equipment, net	73,710	41,664	1,430	—	116,804
Goodwill	—	160,532	4,986	(762)	164,756
Other intangible assets, net	2,205	14,654	1,890	—	18,749
Other non-current assets	321,715	4,566	664	(305,094)	21,851
Total assets	$621,607	$309,609	$24,003	$(305,657)	$649,562
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	7,055	11,178	1,254	—	$19,487
Current portion of long-term debt	3,843	859	—	—	4,702
Accrued and other current liabilities	(31,393)	26,789	26,883	—	22,279
Income tax payable	(340)	—	368	—	28
Deferred tax liabilities	246	—	—	(246)	—
Total current liabilities	(20,589)	38,826	28,505	(246)	46,496
Long-term debt, less current portion	11,319	2,667	—	—	13,986
Long-term revolving credit facilities	113,710	—	—	—	113,710
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	16,229	584	63	—	16,876
Uncertain tax positions	6,668	—	—	—	6,668
Deferred tax liabilities	3,874	—	(1,165)	450	3,159
Total liabilities	486,211	42,077	27,403	204	555,895
Stockholders’ equity (deficit):
Common stock	1	—	1,675	(1,675)	1
Additional paid-in capital	181,083	297,994	33	(298,027)	181,083
Retained earnings (accumulated deficit)	(42,465)	(30,462)	(5,176)	(5,176)	(83,279)
Accumulated other comprehensive loss	(3,223)	—	(566)	(755)	(4,544)
Total stockholders’ equity (deficit) attributable to Erickson Incorporated	135,396	267,532	(4,034)	(305,633)	93,261
Noncontrolling interest	—	—	634	(228)	406
Total stockholders’ equity (deficit)	135,396	267,532	(3,400)	(305,861)	93,667
Total liabilities and stockholders’ equity	$621,607	$309,609	$24,003	$(305,657)	$649,562

	Condensed Consolidating Balance Sheet December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7	$274	$4,816	$—	$5,097
Restricted cash	136	—	431	—	567
Accounts receivable, net	13,117	26,199	4,990	44	44,350
Prepaid expenses and other current assets	6,506	1,171	1,103	—	8,780
Income tax receivable	320	—	335	22	677
Deferred tax assets	1,440	—	(210)	—	1,230
Total current assets	21,526	27,644	11,465	66	60,701
Aircraft support parts, net	106,721	30,482	435	(45)	137,593
Aircraft, net	82,799	42,405	3,017	—	128,221
Property, plant and equipment, net	70,732	47,762	2,141	—	120,635
Other intangible assets, net	2,205	15,726	2,122	—	20,053
Goodwill	—	210,356	5,647	(762)	215,241
Other non-current assets	323,332	4,337	501	(305,093)	23,077
Total assets	$607,315	$378,712	$25,328	$(305,834)	$705,521
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts Payable	6,021	11,465	2,358	—	$19,844
Current portion of long-term debt	4,144	—	—	—	4,144
Accrued and other current liabilities	(54,577)	49,166	24,998	(553)	19,034
Income tax payable	(397)	—	137	575	315
Deferred tax liabilities	884	—	—	—	884
Total current liabilities	(43,925)	60,631	27,493	22	44,221
Long-term debt, less current portion	12,751	—	—	—	12,751
Long-term revolving credit facilities	89,339	—	—	—	89,339
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	12,410	708	63	—	13,181
Uncertain tax positions	6,313	—	—	—	6,313
Deferred tax liabilities	5,061	—	(1,358)	—	3,703
Total liabilities	436,949	61,339	26,198	22	524,508
Stockholders’ equity (deficit):
Common stock	1	—	1,675	(1,675)	1
Additional paid-in capital	181,018	297,994	33	(298,027)	181,018
Retained earnings (accumulated deficit)	(8,993)	19,379	(3,171)	(5,403)	1,812
Accumulated other comprehensive loss	(1,660)	—	(41)	(843)	(2,544)
Total stockholders’ equity (deficit) attributable to Erickson Incorporated	170,366	317,373	(1,504)	(305,948)	180,287
Noncontrolling interest	—	—	634	92	726
Total stockholders’ equity (deficit)	170,366	317,373	(870)	(305,856)	181,013
Total liabilities and stockholders’ equity	$607,315	$378,712	$25,328	$(305,834)	$705,521

	Condensed Consolidating Statement of Operations Quarter Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$29,495	$34,433	$13,285	$(7,894)	$69,319
Cost of revenues	23,264	34,173	11,999	(7,849)	61,587
Gross profit	6,231	260	1,286	(45)	7,732
Operating expenses:
General and administrative	4,742	151	768	—	5,661
Research and development	583	—	—	—	583
Selling and marketing	1,338	4	33	(45)	1,330
Total operating expenses	6,663	155	801	(45)	7,574
Operating income (loss)	(432)	105	485	—	158
Other income (expense):
Interest expense, net	(9,172)	(109)	(94)	—	(9,375)
Other income (expense), net	(367)	143	(109)	2	(331)
Total other income (expense)	(9,539)	34	(203)	2	(9,706)
Net income (loss) before income taxes and noncontrolling interest	(9,971)	139	282	2	(9,548)
Income tax expense	342	—	349	—	691
Net income (loss)	(10,313)	139	(67)	2	(10,239)
Less: Net loss related to noncontrolling interest	—	—	—	118	118
Net income (loss) attributable to Erickson Incorporated and common stockholders	$(10,313)	$139	$(67)	$120	$(10,121)

	Condensed Consolidating Statement of Operations Quarter Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$26,817	$44,706	$13,853	$(4,491)	$80,885
Cost of revenues	23,371	37,232	11,389	(4,491)	67,501
Gross profit	3,446	7,474	2,464	—	13,384
Operating expenses:
General and administrative	5,848	185	961	—	6,994
Research and development	738	—	—	—	738
Selling and marketing	1,617	163	30	—	1,810
Impairment of goodwill	—	21,272	—	—	21,272
Total operating expenses	8,203	21,620	991	—	30,814
Operating income (loss)	(4,757)	(14,146)	1,473	—	(17,430)
Other income (expense):
Interest income (expense), net	(8,957)	—	(154)	—	(9,111)
Other income (expense), net	(712)	(4)	(63)	(64)	(843)
Total other income (expense)	(9,669)	(4)	(217)	(64)	(9,954)
Net income (loss) before income taxes and noncontrolling interest	(14,426)	(14,150)	1,256	(64)	(27,384)
Income tax expense (benefit)	(12,109)	—	1,887	—	(10,222)
Net income (loss)	(2,317)	(14,150)	(631)	(64)	(17,162)
Less: Net loss related to noncontrolling interest	—	—	—	53	53
Net income (loss) attributable to Erickson Incorporated and common stockholders	$(2,317)	$(14,150)	$(631)	$(11)	$(17,109)

	Condensed Consolidating Statement of Operations Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$53,823	$71,977	$26,177	$(16,496)	$135,481
Cost of revenues	48,461	68,815	25,516	(16,417)	126,375
Gross profit	5,362	3,162	661	(79)	9,106
Operating expenses:
General and administrative	10,779	352	1,468	—	12,599
Research and development	1,461	—	—	—	1,461
Selling and marketing	3,045	54	65	(79)	3,085
Impairment of goodwill	—	49,823	—	—	49,823
Other asset impairment	3,441	2,749	953	—	7,143
Total operating expenses	18,726	52,978	2,486	(79)	74,111
Operating loss	(13,364)	(49,816)	(1,825)	—	(65,005)
Other income (expense):
Interest expense, net	(18,201)	(186)	(200)	—	(18,587)
Other income (expense), net	(2,110)	162	296	(4)	(1,656)
Total other income (expense)	(20,311)	(24)	96	(4)	(20,243)
Net loss before income taxes and noncontrolling interest	(33,675)	(49,840)	(1,729)	(4)	(85,248)
Income tax expense (benefit)	(199)	—	273	—	74
Net loss	(33,476)	(49,840)	(2,002)	(4)	(85,322)
Less: Net loss related to noncontrolling interest	—	—	—	231	231
Net income (loss) attributable to Erickson Incorporated and common stockholders	$(33,476)	$(49,840)	$(2,002)	$227	$(85,091)

	Condensed Consolidating Statement of Operations Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues:	$51,444	$87,458	$25,413	$(9,246)	$155,069
Cost of revenues	45,267	75,008	23,130	(9,246)	134,159
Gross profit	6,177	12,450	2,283	—	20,910
Operating expenses:
General and administrative	11,487	606	1,698	—	13,791
Research and development	2,056	—	—	—	2,056
Selling and marketing	3,664	320	60	—	4,044
Impairment of goodwill	—	21,272	—	—	21,272
Total operating expenses	17,207	22,198	1,758	—	41,163
Operating income (loss)	(11,030)	(9,748)	525	—	(20,253)
Other income (expense):
Interest income (expense), net	(17,466)	17	(415)	—	(17,864)
Other income (expense), net	(1,311)	22	4	(77)	(1,362)
Total other income (expense)	(18,777)	39	(411)	(77)	(19,226)
Net income (loss) before income taxes and noncontrolling interest	(29,807)	(9,709)	114	(77)	(39,479)
Income tax expense (benefit)	(15,915)	—	1,123	—	(14,792)
Net loss	(13,892)	(9,709)	(1,009)	(77)	(24,687)
Less: Net income related to noncontrolling interest	—	—	—	(16)	(16)
Net loss attributable to Erickson Incorporated and common stockholders	$(13,892)	$(9,709)	$(1,009)	$(93)	$(24,703)

	Condensed Consolidating Statement of Cash Flows Quarter Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(10,313)	$139	$(67)	$2	$(10,239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,626	4,071	201	—	9,898
Deferred income taxes	(209)	—	(60)	—	(269)
Non-cash interest expense on debt	229	—	—	—	229
Stock-based compensation	(48)	—	—	—	(48)
Amortization of debt issuance costs	630	—	—	—	630
Gain on sale of equipment	(69)	(3)	(4)	—	(76)
Changes in operating assets and liabilities:
Accounts receivable	420	1,966	1,203	(2)	3,587
Inventory	487	—	—	—	487
Prepaid expenses and other current assets	(259)	(318)	943	—	366
Income tax receivable	170	(170)	(195)	—	(195)
Aircraft support parts, net	1,823	515	(774)	—	1,564
Other non-current assets	(202)	496	—	—	294
Accounts payable	2,024	1,466	(1,260)	—	2,230
Accrued and other current liabilities	(4,720)	(6,588)	(1,625)	—	(12,933)
Income tax payable	(14)	2	356	—	344
Other long-term liabilities	345	(63)	—	—	282
Net cash provided by (used in) operating activities	(4,080)	1,513	(1,282)	—	(3,849)
Cash flows from investing activities:
Restricted cash	—	—	175	—	175
Purchases of aircraft and property, plant and equipment	(5,035)	(1,317)	187	—	(6,165)
Net cash provided by (used in) investing activities	(5,035)	(1,317)	362	—	(5,990)
Cash flows from financing activities:
Shares withheld for payment of taxes	(32)	—	—	—	(32)
Repayments of subordinated notes	(1,000)	—	—	—	(1,000)
Repayments of credit facilities	(38,971)	—	—	—	(38,971)
Borrowings from credit facilities	48,756	—	—	—	48,756
Other long-term borrowings	(36)	—	—	—	(36)
Payments under capital leases	(1)	(199)	—	—	(200)
Debt issuance costs	(67)	—	—	—	(67)
Net cash provided by (used) in financing activities	8,649	(199)	—	—	8,450
Effect of foreign currency exchange rates on cash and cash equivalents	392	—	(111)	—	281
Net decrease in cash and cash equivalents	(74)	(3)	(1,031)	—	(1,108)
Cash and cash equivalents at beginning of period	90	44	2,740	—	2,874
Cash and cash equivalents at end of period	$16	$41	$1,709	$—	$1,766

	Condensed Consolidating Statement of Cash Flows Quarter Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(2,317)	$(14,150)	$(631)	$(64)	$(17,162)
Adjustments to reconcile net iloss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,343	2,433	205	—	8,981
Impairment of goodwill	—	21,272	—	—	21,272
Deferred income taxes	(12,711)	—	(45)	—	(12,756)
Non-cash interest expense on debt	93	—	—	—	93
Stock-based compensation	236	—	—	—	236
Non-cash interest income on loans	—	—	—	—	—
Gain on sale of equipment	(60)	—	(1)	—	(61)
Amortization of debt issuance costs	593	—	—	—	593
Changes in operating assets and liabilities:
Accounts receivable	(6,243)	(3,858)	(2,206)	1	(12,306)
Prepaid expenses and other current assets	(893)	268	318	—	(307)
Income tax receivable, net	(19)	—	807	—	788
Aircraft support parts, net	(4,424)	(158)	(269)	—	(4,851)
Other non-current assets	202	1,157	222	—	1,581
Accounts payable	634	(1,088)	(810)	—	(1,264)
Accrued and other current liabilities	(16,051)	4,688	(935)	—	(12,298)
Income tax payable	(10)	4	723	—	717
Other long-term liabilities	264	—	—	—	264
Net cash provided by (used in) operating activities	(34,363)	10,568	(2,622)	(63)	(26,480)
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(8,988)	(10,493)	(174)	—	(19,655)
Proceeds from sale-leaseback of aircraft	24,660	—	—	—	24,660
Restricted cash	—	—	1,567	—	1,567
Dividends paid to non-controlling interest	—	—	(136)	63	(73)
Net cash provided by (used in) investing activities	15,672	(10,493)	1,257	63	6,499
Cash flows from financing activities:
Repayments of credit facilities	(54,723)	—	—	—	(54,723)
Borrowings from credit facilities	73,264	—	—	—	73,264
Other long-term borrowings	393	—	—	—	393
Debt issuance costs	(37)	—	—	—	(37)
Shares withheld for payment of taxes	(166)	—	—	—	(166)
Net cash provided by financing activities	18,731	—	—	—	18,731
Effect of foreign currency exchange rates on cash and cash equivalents	433	—	51	—	484
Net increase (decrease) in cash and cash equivalents	473	75	(1,314)	—	(766)
Cash and cash equivalents at beginning of period	10	—	3,200	—	3,210
Cash and cash equivalents at end of period	$483	$75	$1,886	$—	$2,444

	Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(33,476)	$(49,840)	$(2,002)	$(4)	$(85,322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,898	7,399	419	—	18,716
Impairment of goodwill	—	49,823	—	—	49,823
Other asset impairment	3,441	2,749	953	—	7,143
Deferred income taxes	(1,627)	—	(60)	—	(1,687)
Non-cash interest expense on debt	406	—	—	—	406
Stock-based compensation	97	—	—	—	97
Amortization of debt issuance costs	1,254	—	—	—	1,254
Loss (gain) on sale of equipment	(91)	(3)	24	—	(70)
Changes in operating assets and liabilities
Accounts receivable	(2,984)	2,537	(4,029)	4	(4,472)
Inventory	(8,666)	—	—	—	(8,666)
Prepaid expenses and other current assets	263	29	(150)	—	142
Income tax receivable	170	(170)	46	22	68
Aircraft support parts, net	287	512	(758)	—	41
Other non-current assets	500	2,335	(151)	—	2,684
Accounts payable	1,034	(287)	(722)	—	25
Accrued and other current liabilities	13,573	(12,858)	3,246	553	4,514
Income tax payable	47	2	269	(575)	(257)
Other long-term liabilities	4,096	(125)	—	—	3,971
Net cash provided by (used in) operating activities	(10,778)	2,103	(2,915)	—	(11,590)
Cash flows from investing activities:
Restricted cash	—	—	124	—	124
Purchases of aircraft and property, plant and equipment	(9,770)	(1,997)	(72)	—	(11,839)
Net cash provided by (used in) investing activities	(9,770)	(1,997)	52	—	(11,715)
Cash flows from financing activities:
Shares withheld for payment of taxes	(32)	—	—	—	(32)
Repayments of subordinated notes	(2,000)	—	—	—	(2,000)
Repayments of credit facilities	(73,182)	—	—	—	(73,182)
Borrowings from credit facilities	97,553	—	—	—	97,553
Other long-term borrowings	(84)	—	—	—	(84)
Payments under capital leases	(1)	(339)	—	—	(340)
Debt issuance costs	(137)	—	—	—	(137)
Net cash provided by financing activities	22,117	(339)	—	—	21,778
Effect of foreign currency exchange rates on cash and cash equivalents	(1,560)	—	(244)	—	(1,804)
Net increase (decrease) in cash and cash equivalents	9	(233)	(3,107)	—	(3,331)
Cash and cash equivalents at beginning of period	7	274	4,816	—	5,097
Cash and cash equivalents at end of period	$16	$41	$1,709	$—	$1,766

	Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(13,892)	$(9,709)	$(1,009)	$(77)	$(24,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,654	4,885	395	—	16,934
Impairment of goodwill	—	21,272	—	—	21,272
Deferred income taxes	(16,830)	—	90	—	(16,740)
Non-cash interest expense on debt	130	—	—	—	130
Stock-based compensation	396	—	—	—	396
Gain on sale of equipment	(121)	(25)	(45)	—	(191)
Amortization of debt issuance costs	1,214	—	—	—	1,214
Changes in operating assets and liabilities:
Accounts receivable	(1,359)	5,906	(2,991)	14	1,570
Prepaid expenses and other current assets	(1,159)	(64)	317	—	(906)
Income tax receivable, net	41	(3)	908	—	946
Aircraft support parts, net	(7,759)	(4,483)	(473)	—	(12,715)
Other non-current assets	145	2,753	228	—	3,126
Accounts payable	2,408	(1,285)	(392)	—	731
Accrued and other current liabilities	(15,843)	(1,894)	1,396	—	(16,341)
Income tax payable	(10)	4	723	—	717
Other long-term liabilities	558	—	—	—	558
Net cash provided by (used in) operating activities	(40,427)	17,357	(853)	(63)	(23,986)
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(19,623)	(17,270)	(245)	—	(37,138)
Proceeds from sale-leaseback of aircraft	24,660	—	—	—	24,660
Restricted cash	—	—	1,767	—	1,767
Dividends paid to noncontrolling interest	—	—	(136)	63	(73)
Net cash provided by (used in) investing activities	5,037	(17,270)	1,386	63	(10,784)
Cash flows from financing activities:
Proceeds from shareholders, net	414	—	—	—	414
Repayments of credit facilities	(79,123)	—	—	—	(79,123)
Borrowings from credit facilities	113,131	—	—	—	113,131
Other long-term borrowings	393	—	—	—	393
Debt issuance costs	(267)	—	—	—	(267)
Shares withheld for payment of taxes	(166)	—	—	—	(166)
Net cash provided by financing activities	34,382	—	—	—	34,382
Effect of foreign currency exchange rates on cash and cash equivalents	915	—	36	—	951
Net increase (decrease) in cash and cash equivalents	(93)	87	569	—	563
Cash and cash equivalents at beginning of period	576	(12)	1,317	—	1,881
Cash and cash equivalents at end of period	$483	$75	$1,886	$—	$2,444

Note 14. Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2015 was (7.2)% and differs from the federal statutory rate of 35% due to the full valuation allowance position in the U.S., Brazil, and Italy. The effective tax rate for the three months ended June 30, 2015 includes withholding taxes for which no net deferred tax assets will be recognized in 2015 due to the full valuation allowance position, as well as tax expense for deferred tax liabilities associated with indefinite lived assets, which liabilities cannot be offset against deferred tax assets to reduce the amount of the valuation allowance. The tax benefit from applying the effective tax rate to pretax loss results for the three months ended June 30, 2015 was reduced to reflect limitation of interim period loss benefit to the full year expected forecast benefit of Federal and State taxes.
For the three months ended June 30, 2014, the Company's effective tax rate was 37.3% and differed from the statutory rate primarily due to the goodwill impairment and differing tax rates in foreign jurisdictions and the distribution of income it earned in those jurisdictions.

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

As of June 30, 2015, for foreign jurisdictions, the Company believes it is more likely than not that it will realize all of its deferred tax assets, including its net operating loss carryforwards, with the exception of those related to Brazil, Italy and Malaysia where the Company has recorded a full valuation allowance against its net deferred tax assets.

As of June 30, 2015, there have been no material changes to the Company’s uncertain tax position as provided at December 31, 2014. The Company’s unrecognized tax benefits and related interest and penalties during the three months ended June 30, 2015 increased by $0.3 million primarily due to the uncertain tax positions associated with certain tax matters in Greece. The ending balance for the unrecognized tax benefits was approximately $9.2 million at June 30, 2015 and included penalties of approximately $2.8 million and the related interest was immaterial. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in other income (expense).

The IRS has completed the information gathering phase of their income tax examination of the 2012 tax year and has started the information gathering phase of their examination of the 2013 tax year. To date, no official adjustment or assessment has been made for both tax years. The Italian tax authorities have examined our fiscal years 2008 to 2010 and all assessments issued by the taxing authorities have been appealed to the appropriate level of the Italian court. The Malaysian tax authorities have examined our fiscal years 2008 to 2011 and have proposed adjustments relating to certain withholding tax liabilities which were not significant. The Greek tax authorities have completed their tax examination of the Company and the Company is currently in discussion with the Greek Tax Office on various tax matters. In July, the Company was notified that the Peru taxing authorities would be examining the Company's 2014 tax year.

As of June 30, 2015, the Company is not aware of any adjustments that will have a material impact on the Company's consolidated financial position, results of operations, or cash flows from the aforementioned income tax examinations. All material uncertain tax positions associated with the examinations have been taken into account in the ending balance of the unrecognized tax benefits at June 30, 2015.
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

Government Aviation Services. The Company’s Government Aviation Services revenue is derived primarily from contracts with the United States Department of Defense, international governments, and other government organizations, and third parties that contract with such government agencies and organizations, that use its services for defense and security, and transportation and other government-related activities.

•
Defense, Security Contracts and Other Government-Related Activities. The Company has both domestic and international contracts, but the majority of its defense and security-related work is performed outside of the United States. This line of business also captures several types of government services including transportation of items for various government entities that are not defense or security related, as well as other government-related services.

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

•
Timber Harvesting Contracts. The Company's timber harvesting operations are generally longer term jobs (several months or years in duration) and provide timber air lift services to a variety of customers in North America.

•
Infrastructure Construction Contracts. The Company’s infrastructure construction operations vary from short-term construction jobs (generally one to five days in duration) to longer-term jobs (several months or years in duration) within the construction, energy transmission, and energy generation industries.

•
Oil & Gas Services Contracts. The Company's oil and gas operations are generally longer-term jobs (several months or years in duration). The majority of oil and gas related work is performed in North and South America.

Manufacturing & MRO. The Company's Manufacturing & MRO revenues is derived primarily from manufacturing; maintenance, repair, and overhaul services; as well as aircraft sales.

•
Manufacturing / MRO. The Company has an ongoing revenue stream from customers who own or operate either Aircranes or the military version CH-54s, Bell 214ST and B models, or other aircraft, and require parts support for their helicopters. Further, the Company provides services to customers who own or operate Aircranes, CH-54s, Bell 214ST and B models, or other aircraft and need their aircraft components repaired or overhauled by a certified facility. The Company also sells aircraft and aircraft related assets to external commercial and governmental customers through its Trade group.

The following table sets forth information about the Company’s operations by its three reportable segments:
Revenue by Reportable Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
Government Aviation Services	$28,391	$41,878	$61,266	$83,411
Commercial Aviation Services	34,319	35,639	60,572	65,545
Manufacturing & MRO	6,609	3,368	13,643	6,113
Total net revenues	$69,319	$80,885	$135,481	$155,069

Gross Profit by Reportable Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross Profit:
Government Aviation Services	$2,117	$8,275	$6,479	$14,588
Commercial Aviation Services	3,686	5,005	(1,001)	5,301
Manufacturing & MRO	1,929	104	3,628	1,021
Total gross profit	$7,732	$13,384	$9,106	$20,910

Assets by Reportable Segment (in thousands):

	June 30, 2015	December 31, 2014
Assets:
Government Aviation Services	$179,229	$232,775
Commercial Aviation Services	57,034	56,456
Manufacturing & MRO	22,379	16,207
Corporate(1)	16,342	13,633
Assets held for sale	8,436	—
Fixed Assets(2)	366,142	386,450
Total assets	$649,562	$705,521

(1)	Corporate assets are comprised primarily of cash, deferred tax assets, and deferred offering costs.

(2)
Fixed assets are comprised of the aircraft fleet and fleet support assets including aircraft, net, aircraft support parts, net, and property, plant, and equipment, net. Property, plant, and equipment, net are primarily used to support the aircraft fleet, with minimal amounts allocated to the corporate function.

A reconciliation of the Company’s segment gross profit to operating loss for the three months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation to operating income (loss):
Government Aviation Services gross profit	$2,117	$8,275	$6,479	$14,588
Commercial Aviation Services gross profit	3,686	5,005	(1,001)	5,301
Manufacturing & MRO gross profit	1,929	104	3,628	1,021
Operating expenses, net(1)	(7,574)	(30,814)	(74,111)	(41,163)
Total operating income (loss)	$158	$(17,430)	$(65,005)	$(20,253)

(1)
Corporate expenses include corporate sales and marketing expenses, research and development, stock-based compensation expense, certain tax expenses, various nonrecurring charges including intangible asset impairments, and other separately managed general and administrative costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
North America	$27,198	$30,515	$44,055	$48,230
Middle East	16,568	21,488	33,125	41,439
Europe	3,051	5,623	3,904	8,937
Asia	5,379	6,179	10,994	11,936
South America	10,066	10,442	21,103	18,549
Africa	6,979	6,585	13,772	14,872
Australia	78	53	8,528	11,106
Total net revenues	$69,319	$80,885	$135,481	$155,069

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

Legal Proceedings
Arizona Environmental Matter
In August 2012, Erickson Helicopters, Inc. f/k/a Evergreen Helicopters, Inc. (Erickson’s wholly-owned subsidiary, ‘‘EHI’’) received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the Site. There were no material developments with respect to this matter in 2014 or during the six months period ended June 30, 2015. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

World Fuel Claim
In December 2013, World Fuel, a former fuel supplier of Evergreen International Aviation (‘‘EIA’’) and Evergreen Airlines (‘‘EA’’), filed suit against EIA, EA and other named parties claiming approximately $9 million of accounts payable due and owing to World Fuel for fuel purchases made by EIA and EA. EHI was a named party in the lawsuit since it was alleged that EHI signed a joint and several guaranty of payment in favor of World Fuel in 2012. In April 2014, the Company filed its Amended Answer which included certain counterclaims against World Fuel and certain cross claims against Mr. Delford Smith. Discovery in this matter is ongoing. Trial is currently scheduled for September 2015. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

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

Note 17. Related Party Transactions
In addition to the stated items and transaction below, the Company reimbursed various entities affiliated with the ZM Funds and Quinn Morgan for expenses and other costs totaling zero during the three months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, the Company reimbursed ZM Funds and Mr. Morgan for expenses and other costs totaling zero and $0.2 million, respectively.
During the first quarter of 2014, the Company received $0.4 million, net from short-swing profit disgorgement remitted by the ZM Funds. This activity was classified on the consolidated balance sheet as of December 31, 2014 as an increase to additional paid-in capital and as a component of financing activity within the consolidated statement of cash flows for the six months ended June 30, 2014.
During the six months period ending June 30, 2015 and 2014, the Company incurred $0.1 million and $0.2 million, respectively, in legal costs associated with stockholder lawsuit filed against the Company, the members of its board of directors, EAC Acquisition Corp., and the ZM Funds and certain of their affiliates. See Note 16 "Commitments and Contingencies" for further discussion.
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

Note 18. Derivative Instruments and Hedging Activities
The Company enters into foreign currency forward contracts when considered necessary. The purpose of these transactions is to reduce the impact of future currency fluctuations related to anticipated cash receipts from expected future revenue that is denominated in a currency other than U.S. dollars. The change in the valuation of the foreign currency forwards portfolio is recorded within unrecognized or recognized gain (loss) in the accompanying consolidated statements of comprehensive income (loss). Outstanding balances of foreign currency forward contracts in asset positions are included in prepaid expenses and other assets if maturing within one year, or other non-current assets if maturing beyond one year within the consolidated balance sheet. Outstanding balances of foreign currency forward contracts in liability positions are included in accrued and other current liabilities if maturing within one year, or other long-term liabilities if maturing beyond one year within the consolidated balance sheet.

The Company was not party to any foreign currency forward contracts as of June 30, 2015 or December 31, 2014.

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

At June 30, 2015, EuAC consolidated assets and liabilities were $2.5 million and $0.8 million, respectively. At December 31, 2014, EuAC consolidated VIE assets and liabilities were $4.1 million and $1.9 million, respectively. As of June 30, 2015 and December 31, 2014, $0.5 million and $0.7 million, respectively, of net income related to noncontrolling interest is reflected in stockholders’ equity in the accompanying consolidated balance sheets.

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

At June 30, 2015, Costa Do Sol consolidated assets and liabilities were $0.8 million and $1.1 million, respectively. As of December 31, 2014, Costa Do Sol consolidated assets and liabilities were $0.1 million and $0.1 million, respectively. As of June 30, 2015 and December 31, 2014, $0.1 million and zero, respectively, of net loss related to noncontrolling interest is reflected in stockholders’ equity in the accompanying consolidated balance sheets.

Note 20. Seasonality
The Company’s flight hours and related revenues are substantially reduced in winter or monsoon seasons. The global deployment of the Company’s aircraft and crews helps to limit the effect of seasonality, but the Company’s operations tend to peak in June through October and to be at a low point in January through April.

Note 21. Earnings (Loss) Per Share
The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issuable upon the satisfaction of certain conditions are considered outstanding and included in the computation of basic earnings (loss) per share.
The following table shows the computation of earnings (loss) per share (net earnings (loss) in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to common shareholders	$(10,121)	$(17,109)	$(85,091)	$(24,703)
Basic weighted average shares outstanding	13,831,127	13,799,501	13,827,493	13,794,491
Dilutive effect of stock-based awards	—	—	—	—
Dilutive weighted average shares outstanding	13,831,127	13,799,501	13,827,493	13,794,491
Basic loss per share	$(0.73)	$(1.24)	$(6.15)	$(1.79)
Diluted loss per share	$(0.73)	$(1.24)	$(6.15)	$(1.79)
Antidilutive common stock equivalents excluded from diluted loss per share	5,728	3,863	9,601	8,222

Note 22. Stock-based Compensation
In 2012, the Company adopted a Long Term Incentive Plan and reserved for issuance 417,649 shares of its common stock. The goal of the plan is to align the interests of the Company’s eligible participants with the interests of its stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain, and motivate key personnel upon whose judgment, initiative, and effort the successful conduct of the Company’s business is largely dependent. There were 26,698 shares available for grant under the Long Term Incentive Plan as of June 30, 2015. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit awards activity during the six months ended June 30, 2015:

	Restricted Stock Award Units	Weighted-Average Grant Date Fair Value
Outstanding unvested at December 31, 2014	55,603	$13.59
Granted	—	—
Vested restricted stock units	(16,213)	7.51
Forfeited	(18,890)	14.15
Outstanding unvested at June 30, 2015	20,500	$17.88

During the three months ended June 30, 2015 and June 30, 2014, the Company granted zero restricted stock units. During the six months ended June 30, 2015 and June 30, 2014, the Company granted zero and 15,500 restricted stock units, respectively. The Company recognized stock-based compensation expense during the three and six months ended June 30, 2015 and 2014 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense:
Cost of revenues	$3	$14	$15	$30
Operating expenses(1)	(51)	222	82	366
Total	$(48)	$236	$97	$396

(1)	Negative stock based compensation expense during the period was a result of forfeitures.

Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards as of June 30, 2015 is expected to be recognized over a weighted average period of 0.3 years, as follows (in thousands):

Unamortized Compensation Expense
2015	$141
2016	51
Thereafter	—
Total	$192

On July 2, 2015, the stockholders approved and adopted the CEO Plan and Stock Option Agreement ("the Plan"). The Plan provides for the option to purchase 165,000 shares of common stock.

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

OVERVIEW OF THE BUSINESS

We are a leading global provider of aviation services to a worldwide mix of commercial and government customers. Our 2013 acquisitions have expanded the type of aircraft and services we can provide to our customers. We currently operate a diverse fleet of 84 rotor-wing and fixed-wing aircraft. Our fleet supports a variety of government and commercial customers, across a broad range of aerial services, including critical supply and logistics for deployed military forces, humanitarian relief, firefighting, timber harvesting, infrastructure construction, and crewing. We also maintain a vertically-integrated manufacturing capability for select aircraft, related components, and other aftermarket support and maintenance, repair, and overhaul services. We typically lease our aircraft to customers for specific missions, with customers generally paying for the aircraft, maintenance, and crewing services, and in some cases, fuel expense. Our diverse fleet has a lift capacity of up to 25,000 pounds.

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
Aircraft Fleet
As of June 30, 2015, we operated a fleet of 84 Aircraft, 50 of which were providing aerial services for our customers during the quarter and nine of which were classified as held for sale. Aircraft fleet size and utilization are major drivers of our revenues. Throughout the course of any year we may remove aircraft from service for maintenance or for sale, or add aircraft to the fleet through our own production or through a purchase or lease. We intend to actively manage our aircraft fleet mix to capture new opportunities and maximize returns. Our aircraft can be deployed into our various aviation services segments. We maintain a master fleet schedule and attempt to maximize aircraft utilization and revenues by minimizing our aircraft idle time, or “white space”.

Our overall fleet utilization (calculated as the number of days on contract as a percentage of total available days) decreased to 39% in the second quarter of 2015 from 51% in the second quarter of 2014, primarily as a result of decreased utilization of our medium and light rotor wing aircraft and fixed wing aircraft.

The following table presents the changes in aircraft employed in our fleet as of June 30, 2015:

	Aircraft	Total Aircraft Employed
Aircraft in our fleet at December 31, 2014		86
Aircraft leased	3
Net aircraft exchanged	(2)
Aircraft sold	(3)
Aircraft in our fleet at June 30, 2015		84
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

Financial and Overall Performance Measures

•	We measure overall business performance according to four critical metrics: Revenue growth, Adjusted EBITDA, free cash flow, and earnings per share.

•	Our key liquidity measures include free cash flow, revolver availability, receivables aging, capital investments, and bank covenant compliance.

•	We annually update a long-term strategic plan encompassing expected results of operations and key growth opportunities.

Our Operating Revenue
Government Aviation Services. Our Government Aviation Services revenue is derived primarily from contracts with the United States Department of Defense, international governments, and other government organizations, and third parties that contract with such government agencies and organizations, that use our services for defense and security, and transportation and other government-related activities.

•
Defense, Security Contracts and Other Government-Related Activities. We have both domestic and international contracts, but the majority of our defense and security-related work is performed outside of the United States. This line of business also captures several types of government services including transportation of items for various government entities that are not defense or security related, as well as other government-related services.

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

•
Timber Harvesting Contracts. Our timber harvesting operations are generally longer term jobs (several months or years in duration) and provide timber air lift services to a variety of customers in North America.

•
Infrastructure Construction Contracts. Our infrastructure construction operations vary from short-term construction jobs (generally one to five days in duration) to longer-term jobs (several months or years in duration) within the construction, energy transmission, and energy generation industries.

•
Oil & Gas Services Contracts. Our oil and gas operations are generally longer-term jobs (several months or years in duration). The majority of oil and gas related work is performed in North and South America.

Manufacturing & MRO. Our Manufacturing & MRO revenues are derived primarily from manufacturing, maintenance, repair, and overhaul services, as well as aircraft sales.

•
Manufacturing / MRO. We have an ongoing revenue stream from customers who own or operate either Aircranes or the military version CH-54s, Bell 214ST and B models, or other aircraft, and require parts support for their helicopters. Further, we provide services to customers who own or operate Aircranes, CH-54s, Bell 214ST and B models, or other aircraft and need their aircraft components repaired or overhauled by a certified facility. We also sell aircraft and aircraft related assets to external commercial and governmental customers through our Trade group.

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

TRENDS AND UNCERTAINTIES AFFECTING OUR BUSINESS

Afghanistan and Other DoD Contracts. The United States government announced plans to reduce its military activities in Afghanistan in 2014 and beyond, although the exact timing and number of troops to be withdrawn is not entirely understood at this time. This reduction has had and will likely continue to have a negative impact on our overall Government Aviation Services revenue. As a result of the already reduced level of flight activity in the Afghanistan region, we have seen increased pressure from our competitors in connection with new DoD contracts in other regions of the world where we operate, which we believe may negatively impact our pricing with respect to some of the new DoD contracts on which we bid. While we do not yet fully understand the magnitude of this reduction in service levels, this uncertainty may have a negative impact on the Government Aviation Services segment of our business. As the number of the aircraft being utilized by our DoD customers changes, we will actively manage our leased aircraft portfolio. If we are not successful, the fixed lease costs may negatively impact our margins.

Oil and Gas Commodity Prices. With the changes in crude oil prices we may see increased downward pricing pressure from our existing and prospective customers, which we believe may negatively impact our margins as well as limit our ability to obtain future work.

Effect of 2007 Acquisition. We were acquired on September 27, 2007, in which the buyers acquired 100% of our outstanding common stock for $93.1 million, which amount included direct acquisition costs of $3.4 million. The acquisition was accounted for as a purchase in accordance with the Financial Accounting Standard Board’s (‘‘FASB’’) ASC No. 805, Business Combinations. As a result, we allocated the purchase price to the assets acquired and the liabilities assumed at the date of the acquisition based on their estimated fair value as of the closing date. The difference between the aggregate purchase price and the estimated fair value of the assets acquired and liabilities assumed was approximately $553.7 million. Our management determined that the fair value of the various assets acquired and liabilities assumed was $646.8 million on the date of acquisition and that, based in part on a valuation provided by an independent third party as required by U.S. GAAP in connection with such determination, the fair value of the 18 Aircranes in our fleet on the date of acquisition was $317.7 million. The negative goodwill was used to reduce the value of Aircranes and support parts and other property, plant and equipment. As a result of this adjustment, the cost of revenues in each of the successor periods included in this Form 10-Q reflects the lower carrying value of our aircraft support parts that we have sold or used in our maintenance, repair, and overhaul operations. The aggregate effect of the purchase accounting adjustment with respect to our inventory was approximately $41.7 million from the date of acquisition through June 30, 2015. Based on our past experience and historical inventory usage patterns, we expect to largely realize the benefit of the approximately $1.5 million remaining fair value purchase accounting adjustment to aircraft support parts over the remaining year as we sell and use our legacy inventory. Our legacy inventory consists of aircraft parts and components purchased over multiple years for which there is no liquid market; therefore, there is no guarantee that we will be able to purchase new inventory at the carrying values of our legacy inventory currently reflected on our balance sheet.

Costs Associated with our Financing Arrangements. We are a leveraged company and, as a result, have significant debt service obligations. We are subject to financial covenants under our Revolving Credit Facility and 2020 Senior Notes. We were in compliance with our financial covenants at June 30, 2015 and December 31, 2014. Our ability to service our debt and comply with the financial covenants under our Revolving Credit Facility and 2020 Senior Notes is subject to various risks and uncertainties, and among other factors may be adversely affected by any of the following:

•	If our business does not perform as expected, including if we generate less than anticipated revenue from our aerial services operations or encounter significant unexpected costs; or

•	If we fail to timely collect our receivables, including those from our major customers.

Failure to service our debt and comply with our financial covenants could materially and adversely affect our business and financial condition. The senior secured asset-based credit facility under our Revolving Credit Facility matures on May 2, 2018. Our 2020 Senior Notes mature on May 1, 2020.

Greece Receivable. As of June 30, 2015, included within our other non-current assets balance was $4.9 million (€4.4 million) due from the Hellenic Fire Brigade for final payment of firefighting services performed in 2011. In 2012, the Greek taxing authorities asserted that we had a permanent establishment in Greece for 2011 and 2010, which would require us to file Greek tax returns and pay related taxes. The Hellenic Fire Brigade is withholding payment to us until a resolution is made regarding our permanent establishment status. To date, no formal tax assessments have been made, and we are continuing to pursue various options to settle this dispute. As of June 30, 2015, there have been no material changes to our uncertain tax position as provided at December 31, 2014. Our unrecognized tax benefits and related interest and penalties during the three months ended June 30, 2015 increased by $0.3 million due to the uncertain tax positions associated with certain tax matters in Greece. The ending balance for the unrecognized tax benefits was approximately $8.4 million at June 30, 2015 and included penalties of approximately $2.7 million. Our policy is to recognize interest and penalties related to uncertain tax positions in other income (expense).

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table presents our consolidated operating results for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

(Dollars in thousands)	Three Months Ended June 30, 2015	% of Revenues	Three Months Ended June 30, 2014	% of Revenues	Change	% Change
Net revenues:
Government Aviation Services	$28,391	41.0	$41,878	51.8	$(13,487)	(32.2)
Commercial Aviation Services	34,319	49.5	35,639	44.1	(1,320)	(3.7)
Manufacturing & MRO	6,609	9.5	3,368	4.2	3,241	96.2
Total revenues	69,319	100.0	80,885	100.0	(11,566)	(14.3)
Cost of revenues:
Government Aviation Services(1)	26,274	92.5	33,603	80.2	(7,329)	(21.8)
Commercial Aviation Services(1)	30,633	89.3	30,634	86.0	(1)	NM
Manufacturing & MRO(1)	4,680	70.8	3,264	96.9	1,416	43.4
Total cost of revenues	61,587	88.8	67,501	83.5	(5,914)	(8.8)
Gross profit	7,732	11.2	13,384	16.5	(5,652)	(42.2)
Operating expenses:
General and administrative	5,661	8.2	6,994	8.6	(1,333)	(19.1)
Research and development	583	0.8	738	0.9	(155)	(21.0)
Selling and marketing	1,330	1.9	1,810	2.2	(480)	(26.5)
Impairment of goodwill	—	—	21,272	26.3	(21,272)	(100.0)
Other asset impairment	—	—	—	—	—	NM
Total operating expenses	7,574	10.9	30,814	38.1	(23,240)	(75.4)
Operating income (loss)	158	0.2	(17,430)	(21.5)	17,588	(100.9)
Other expense
Interest expense, net	(9,375)	(13.5)	(9,111)	(11.3)	(264)	2.9
Other expense, net	(331)	(0.5)	(843)	(1.0)	512	(60.7)
Total other expense	(9,706)	(14.0)	(9,954)	(12.3)	248	(2.5)
Net loss before taxes and noncontrolling interest	(9,548)	(13.8)	(27,384)	(33.9)	17,836	(65.1)
Income tax expense (benefit)	691	1.0	(10,222)	(12.6)	10,913	(106.8)
Net loss	(10,239)	(14.8)	(17,162)	(21.2)	6,923	(40.3)
Less: Net loss related to noncontrolling interest	118	0.2	53	0.1	65	122.6
Net loss attributable to Erickson Incorporated	$(10,121)	(14.6)	$(17,109)	(21.2)	$6,988	(40.8)

(1)	Percentage of net revenues of segment.

(2)	We use the abbreviation ‘‘NM’’ throughout this Form 10-Q to refer to changes that are not meaningful.

Revenues
Consolidated revenues decreased by $11.6 million to $69.3 million in the second quarter of 2015 from $80.9 million in the second quarter of 2014. The decrease in revenues was attributable to a $13.5 million decrease in Government Aviation Services revenues coupled with a $1.3 million decrease in Commercial Aviation Services revenues partially offset by a $3.2 million increase in Manufacturing & MRO compared to the second quarter of 2014.

(Dollars in thousands)	Three Months Ended June 30, 2015	% of Revenues	Three Months Ended June 30, 2014	% of Revenues	Change	% Change
Net revenues:
Government Aviation Services	$28,391	41.0	$41,878	51.8	$(13,487)	(32.2)
Commercial Aviation Services	34,319	49.5	35,639	44.1	(1,320)	(3.7)
Manufacturing & MRO	6,609	9.5	3,368	4.2	3,241	96.2
Total Revenues	$69,319	100.0	$80,885	100.0	$(11,566)	(14.3)

Government Aviation Services Revenues
Government Aviation Services revenues decreased $13.5 million, to $28.4 million for the second quarter of 2015 from $41.9 million in the second quarter of 2014 due to decreased demand and the end of existing contracts, which we were unable to replace with new contracts, from our customers in the Department of Defense market. The decrease was primarily driven by a reduction in the scope of Department of Defense activity in Afghanistan, coupled with the end of our contract in the Philippines.

Commercial Aviation Services Revenues
Commercial Aviation Services revenues decreased $1.3 million, to $34.3 million in the second quarter of 2015 from $35.6 million in the second quarter of 2014 primarily due to a decrease in firefighting and related services revenues, coupled with a decrease in timber harvesting due to the closure in Malaysia. The decrease was partially offset by an increase in infrastructure construction revenues.

Manufacturing & MRO Revenues
Manufacturing & MRO revenues increased $3.2 million, to $6.6 million in the second quarter of 2015 from $3.4 million in the second quarter of 2014. This increase was driven primarily by higher revenues generated from aircraft sales in the second quarter of 2015 compared to 2014, coupled with increased part sales supporting our legacy programs as well the Bell 214 program.
Cost of Revenues
Consolidated cost of revenues decreased by $5.9 million, or 8.8%, to $61.6 million for the second quarter of 2015 from $67.5 million for the second quarter of 2014. The decrease was attributable to a decrease of $7.3 million in Government Aviation Services costs, partially offset by an increase of $1.4 million in Manufacturing & MRO costs. Commercial Aviation Services costs were flat when compared to the second quarter of 2014.

(Dollars in thousands)	Three Months Ended June 30, 2015	% of Revenues	Three Months Ended June 30, 2014	% of Revenues	Change	% Change
Cost of revenues:
Government Aviation Services(1)	$26,274	92.5	$33,603	80.2	$(7,329)	(21.8)
Commercial Aviation Services(1)	30,633	89.3	30,634	86.0	(1)	NM
Manufacturing & MRO(1)	4,680	70.8	3,264	96.9	1,416	43.4
Total cost of revenues	$61,587	88.8	$67,501	83.5	$(5,914)	(8.8)

(1)	Percent of net revenues of applicable segment

Government Aviation Services Cost of Revenues
Costs of revenues for our Government Aviation Services segment are primarily comprised of venue costs. For the second quarter of 2015, these costs were $26.3 million, or 92.5% of revenues, as compared to $33.6 million, or 80.2% in the second quarter of 2014. The decrease of $7.3 million was primarily correlated to decreased revenues for defense and security and transport and other government-related services. Costs as a percentage of revenues increased by 1,230 basis points primarily due to reduced revenue covering the fixed costs present in the business as well as the loss of higher margin contracts.

Commercial Aviation Services Cost of Revenues
Costs of revenues for our Commercial Aviation Services segment are primarily comprised of venue costs associated with firefighting, timber harvesting, infrastructure construction, and oil and gas services. For the second quarter of 2015, these costs were $30.6 million, or 89.3% of revenues, as compared to $30.6 million, or 86.0% of net revenues in the second quarter of 2014. The flat costs were comprised of a decrease in timber harvesting activity largely related to exiting the timber harvesting market in Malaysia as well as decreased firefighting activity. These were offset by increased infrastructure costs primarily related to spot construction services performed during the quarter. Costs as a percentage of revenues increased to 89.3% from 86.0%, primarily due to the highly fixed nature of the business as well as the weakening of the Canadian currency.

Manufacturing & MRO Cost of Revenues
Costs of revenues for our Manufacturing and MRO segment are primarily comprised of direct and indirect costs associated with manufacturing and MRO sales. For the second quarter of 2015, these costs were $4.7 million, or 70.8% of revenues for the segment, as compared to $3.3 million, or 96.9% in the second quarter of 2014. The increase of $1.4 million was primarily due to sales of the aircraft and aircraft support components. Cost of revenues as a percentage of revenues decreased to 70.8% from 96.9%, primarily due to higher margin sales realized in both our MRO business as well as the Bell 214 program.
Gross Profit
Consolidated gross profit decreased by $5.7 million, or 42.2%, to $7.7 million in the second quarter of 2015 from $13.4 million in the second quarter of 2014. A combination of a decrease in Commercial Aviation Services gross profit of $1.3 million, and a decrease in Government Aviation Services gross profit of $6.2 million were partially offset by an increase in Manufacturing & MRO gross profit of $1.8 million.

(Dollars in thousands)	Three Months Ended June 30, 2015	% of Revenues	Three Months Ended June 30, 2014	% of Revenues	Change	% Change
Gross profit:
Government Aviation Services(1)	$2,117	7.5	$8,275	19.8	$(6,158)	(74.4)
Commercial Aviation Services(1)	3,686	10.7	5,005	14.0	(1,319)	(26.4)
Manufacturing & MRO(1)	1,929	29.2	104	3.1	1,825	NM
Total gross profit	$7,732	11.2	$13,384	16.5	$(5,652)	(42.2)

(1)	Percentage of net revenues of applicable segment

Government Aviation Services. Primarily as a result of the factors discussed above, Government Aviation Services gross profit decreased by $6.2 million, or 74.4%, to $2.1 million in the second quarter of 2015 from $8.3 million in the second quarter of 2014. Gross profit margin was 7.5% in the second quarter of 2015 compared to 19.8% in the second quarter of 2014.

Commercial Aviation Services. Primarily as a result of the factors discussed above, Commercial Aviation Services gross profit decreased by $1.3 million to $3.7 million in the second quarter of 2015 from $5.0 million in the second quarter of 2014. Gross profit margin was 10.7% in the second quarter of 2015 compared to 14.0% in the second quarter of 2014.

Manufacturing & MRO. Primarily as a result of the factors discussed above, Manufacturing and MRO gross profit increased by $1.8 million to $1.9 million in the second quarter of 2015 from $0.1 million in the second quarter of 2014. Gross profit margin was 29.2% in the second quarter of 2015 compared to 3.1% in the second quarter of 2014.

Operating Expenses

(Dollars in thousands)	Three Months Ended June 30, 2015	% of Revenues	Three Months Ended June 30, 2014	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$5,661	8.2	$6,994	8.6	$(1,333)	(19.1)
Research and development	583	0.8	738	0.9	(155)	(21.0)
Selling and marketing	1,330	1.9	1,810	2.2	(480)	(26.5)
Impairment of goodwill	—	—	21,272	26.3	(21,272)	(100.0)
Total operating expenses	7,574	10.9	30,814	38.1	(23,240)	NM
Operating income (loss)	$158	0.2	$(17,430)	(21.5)	$17,588	(100.9)
Operating expenses decreased by $23.2 million, to $7.6 million in the second quarter of 2015 from $30.8 million in the second quarter of 2014. The decrease was primarily due to the goodwill impairment loss of $21.3 million booked in the second quarter of 2014 with no impairment occurring in the current quarter. General and administrative costs decreased by $1.3 million primarily driven by reductions in headcount as well as cost savings initiatives enacted company wide. Selling and marketing costs also decreased by $0.5 million as a result of these same cost savings initiatives. Research and development costs decreased to $0.6 million in the second quarter of 2015 from $0.7 million in the second quarter of 2014, primarily due to reductions in headcount.

Other Income (Expense)

(Dollars in thousands)	Three Months Ended June 30, 2015	% of Revenues	Three Months Ended June 30, 2014	% of Revenues	Change	% Change
Other income (expense)
Interest expense, net	$(9,375)	(13.5)	$(9,111)	(11.3)	$(264)	2.9
Other expense, net	(331)	(0.5)	(843)	(1.0)	512	(60.7)
Total other expense	$(9,706)	(14.0)	$(9,954)	(12.3)	$248	(2.5)
Total other expense, net decreased by $0.2 million to $9.7 million of net expense in the second quarter of 2015 from $10.0 million of net expense in the second quarter of 2014. Interest expense, net increased by $0.3 million to $9.4 million in the second quarter of 2015, from $9.1 million in the second quarter of 2014, primarily due to an increase in our average outstanding borrowings. Other expense, net decreased by $0.5 million to $0.3 million in other expense in the second quarter of 2015 from $0.8 million in other expense in the second quarter of 2014 due to the factors described below.

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$57	$27	$30
Realized foreign exchange loss	15	15	—
Amortization of debt issuance costs	(630)	(593)	(37)
Gain (loss) on disposal of equipment	76	61	15
Other income (expense), net	151	(353)	504
Total other expense, net	$(331)	$(843)	$512
Other expense, net decreased by $0.5 million to $0.3 million in the second quarter of 2015 from $0.8 million in the second quarter of 2014. The decrease in net expense was primarily due to one time costs incurred in 2014 related to the reduction in scope of our operations in Malaysia, which were not repeated in 2015.

Income Tax Expense (Benefit)

(Dollars in thousands)	Three Months Ended June 30, 2015	% of Revenues	Three Months Ended June 30, 2014	% of Revenues	Change	% Change
Net loss before income taxes and noncontrolling interest	$(9,548)	(13.8)	$(27,384)	(33.9)	$17,836	(65.1)
Income tax expense (benefit)	691	1.0	(10,222)	(12.6)	10,913	(106.8)
Net loss	$(10,239)	(14.8)	$(17,162)	(21.2)	$6,923	(40.3)
Income tax benefit decreased by $10.9 million to $0.7 million income tax expense for the second quarter of 2015, as compared to $10.2 million income tax benefit for the second quarter of 2014, due to the full valuation allowance position taken beginning in 2015 against our deferred tax asset in the US., Brazil, and Italy.
Net Loss Attributable to Erickson Incorporated

(Dollars in thousands)	Three Months Ended June 30, 2015	% of Revenues	Three Months Ended June 30, 2014	% of Revenues	Change	% Change
Net loss	$(10,239)	(14.8)	$(17,162)	(21.2)	$6,923	(40.3)
Less: Net loss related to noncontrolling interest	118	0.2	53	0.1	65	122.6
Net loss attributable to Erickson Incorporated and common stockholders	$(10,121)	(14.6)	$(17,109)	(21.2)	$6,988	(40.8)
Net loss attributable to Erickson decreased by $7.0 million to $10.1 million in the second quarter of 2015 from $17.1 million in the second quarter of 2014, primarily due to the changes in revenues, expenses, and taxes discussed above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table presents our consolidated operating results for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

(Dollars in thousands)	Six Months Ended June 30, 2015	% of Revenues	Six Months Ended June 30, 2014	% of Revenues	Change	% Change
Net revenues:
Government Aviation Services	$61,266	45.2	$83,411	53.8	$(22,145)	(26.5)
Commercial Aviation Services	60,572	44.7	65,545	42.3	(4,973)	(7.6)
Manufacturing & MRO	13,643	10.1	6,113	3.9	7,530	123.2
Total revenues	135,481	100.0	155,069	100.0	(19,588)	(12.6)
Cost of revenues:
Government Aviation Services(1)	54,787	89.4	68,823	82.5	(14,036)	(20.4)
Commercial Aviation Services(1)	61,573	101.7	60,244	91.9	1,329	2.2
Manufacturing & MRO(1)	10,015	73.4	5,092	83.3	4,923	96.7
Total cost of revenues	126,375	93.3	134,159	86.5	(7,784)	(5.8)
Gross profit
Government Aviation Services(1)	6,479	10.6	$14,588	17.5	(8,109)	(55.6)
Commercial Aviation Services(1)	(1,001)	(1.7)	5,301	8.1	(6,302)	(118.9)
Manufacturing & MRO(1)	3,628	26.6	1,021	16.7	2,607	255.3
Gross profit	9,106	6.7	20,910	13.5	(11,804)	(56.5)
Operating expenses:
General and administrative	12,599	9.3	13,791	8.9	(1,192)	(8.6)
Research and development	1,461	1.1	2,056	1.3	(595)	(28.9)
Selling and marketing	3,085	2.3	4,044	2.6	(959)	(23.7)
Impairment of goodwill	49,823	36.8	21,272	13.7	28,551	134.2
Other asset impairment	7,143	5.3	—	—	7,143	NM
Total operating expenses	74,111	54.7	41,163	26.5	32,948	80.0
Operating loss	(65,005)	(48.0)	(20,253)	(13.1)	(44,752)	221.0
Other expense
Interest expense, net	(18,587)	(13.7)	(17,864)	(11.5)	(723)	4.0
Other expense, net	(1,656)	(1.2)	(1,362)	(0.9)	(294)	21.6
Total other expense	(20,243)	(14.9)	(19,226)	(12.4)	(1,017)	5.3
Net loss before taxes and noncontrolling interest	(85,248)	(62.9)	(39,479)	(25.5)	(45,769)	115.9
Income tax expense (benefit)	74	0.1	(14,792)	(9.5)	14,866	(100.5)
Net loss	(85,322)	(63.0)	(24,687)	(15.9)	(60,635)	245.6
Less: Net (income) loss related to noncontrolling interest	231	0.2	(16)	—	247	NM
Net loss attributable to Erickson Incorporated	$(85,091)	(62.8)	$(24,703)	(15.9)	$(60,388)	244.5

(1)	Percentage of net revenues of segment.

(2)	We use the abbreviation ‘‘NM’’ throughout this Form 10-Q to refer to changes that are not meaningful.

Revenues
Consolidated revenues decreased by $19.6 million to $135.5 million in the six months ended June 30, 2015 from $155.1 million in the six months ended June 30, 2014. The decrease in revenues was attributable to a $22.1 million decrease in Government Aviation Services revenues coupled with a $5.0 million decrease in Commercial Aviation Services revenues partially offset by a $7.5 million increase in Manufacturing & MRO compared to the six months ended June 30, 2014.

(Dollars in thousands)	Six Months Ended June 30, 2015	% of Revenues	Six Months Ended June 30, 2014	% of Revenues	Change	% Change
Net revenues:
Government Aviation Services	$61,266	45.2	$83,411	53.8	$(22,145)	(26.5)
Commercial Aviation Services	60,572	44.7	65,545	42.3	(4,973)	(7.6)
Manufacturing & MRO	13,643	10.1	6,113	3.9	7,530	123.2
Total Revenues	$135,481	100.0	$155,069	100.0	$(19,588)	(12.6)

Government Aviation Services Revenues
 Government Aviation Services revenues decreased $22.1 million, or 26.5%, to $61.3 million for the six months ended June 30, 2015 from $83.4 million in the six months ended June 30, 2014 due to decreased demand and the end of existing contracts, which we were unable to replace with new contracts, from our customers in the Department of Defense market. The decrease was primarily driven by the reduction in the scope of Department of Defense activity in Afghanistan, coupled with the end of our contract in the Philippines.

Commercial Aviation Services Revenues
Commercial Aviation Services revenues decreased $5.0 million, or 7.6%, to $60.6 million in the six months ended June 30, 2015 from $65.5 million in the six months ended June 30, 2014 primarily due to a decrease in firefighting and related services revenues, coupled with a decrease in timber harvesting as a result of closing our Malaysia operations. This decrease was partially offset by an increase in oil and gas services revenues due to our existing oil and gas contracts which started in late 2014.

Manufacturing & MRO Revenues
Manufacturing & MRO revenues increased $7.5 million, or 123.2%, to $13.6 million in the six months ended June 30, 2015 from $6.1 million in the six months ended June 30, 2014. This increase was driven by an increase in revenues generated from aircraft sales in 2015 compared to 2014. Sales of other aircraft support components also contributed to the increase in 2015 compared to 2014 largely due to the Bell 214 program which began in early 2015.
Cost of Revenues
Consolidated cost of revenues decreased by $7.8 million, or 5.8%, to $126.4 million for the six months ended June 30, 2015 from $134.2 million for the six months ended June 30, 2014. The decrease was attributable to a decrease of $14 million in Government Aviation Services costs, partially offset by an increase of $4.9 million in Manufacturing & MRO costs and an increase of $1.3 million in Commercial Aviation Services costs compared to the second quarter of 2014.

(Dollars in thousands)	Six Months Ended June 30, 2015	% of Revenues	Six Months Ended June 30, 2014	% of Revenues	Change	% Change
Cost of revenues:
Government Aviation Services(1)	$54,787	89.4	$68,823	82.5	$(14,036)	(20.4)
Commercial Aviation Services(1)	61,573	101.7	60,244	91.9	1,329	2.2
Manufacturing & MRO(1)	10,015	73.4	5,092	83.3	4,923	96.7
Total cost of revenues	$126,375	93.3	$134,159	86.5	$(7,784)	(5.8)

(1)	Percent of net revenues of applicable segment

Government Aviation Services Cost of Revenues
Costs of revenues for our Government Aviation Services segment are primarily comprised of venue costs. For the six months ended June 30, 2015, these costs were $54.8 million, or 89.4% of revenues, as compared to $68.8 million, or 82.5% in the six months ended June 30, 2014. The decrease of $14.0 million was primarily correlated to decreased revenues for defense and security and transport and other government-related services. Costs as a percentage of revenues increased by 690.0 basis points primarily due to reduced revenues covering the fixed costs present in the business as well the loss of higher margin contracts.

Commercial Aviation Services Cost of Revenues
Costs of revenues for our Commercial Aviation Services segment are primarily comprised of venue costs associated with firefighting, timber harvesting, infrastructure construction, and oil and gas services. For the six months ended June 30, 2015, these costs were $61.6 million, or 101.7% of revenues, as compared to $60.2 million, or 91.9% of revenues in the six months ended June 30, 2014. The increase of $1.3 million was primarily due to increased revenues for oil and gas services and infrastructure construction driving up the associated costs, partially offset by decreased firefighting activity, as well as the closure of our Malaysian timber harvesting operations. Costs as a percentage of revenues increased to 101.7% from 91.9%, primarily due to costs incurred in Turkey against no revenues in the first quarter of 2015, the highly fixed nature of the business, and the weakening of both the Australian and Canadian currencies.

Manufacturing & MRO Cost of Revenues
Costs of revenues for our Manufacturing and MRO segment are primarily comprised of direct and indirect costs associated with manufacturing and MRO sales. For the six months ended June 30, 2015, these costs were $10.0 million, or 73.4% of revenues for the segment, as compared to $5.1 million, or 83.3% in the six months ended June 30, 2014. The increase of $4.9 million was primarily due to sales of the aircraft and aircraft support components. Cost of revenues as a percentage of revenues decreased to 73.4% from 83.3%, primarily due to higher margin parts sales driven by the Bell 214 program.
Gross Profit
Consolidated gross profit decreased by $11.8 million, or 56.5%, to $9.1 million in the six months ended June 30, 2015 from $20.9 million in the six months ended June 30, 2014. A combination of a decrease in Commercial Aviation Services gross profit of $6.3 million and a decrease in Government Aviation Services gross profit of $8.1 million were partially offset by an increase in Manufacturing & MRO gross profit of $2.6 million.

(Dollars in thousands)	Six Months Ended June 30, 2015	% of Revenues	Six Months Ended June 30, 2014	% of Revenues	Change	% Change
Gross profit:
Government Aviation Services(1)	$6,479	10.6	$14,588	17.5	$(8,109)	(55.6)
Commercial Aviation Services(1)	(1,001)	(1.7)	5,301	8.1	(6,302)	(118.9)
Manufacturing & MRO(1)	3,628	26.6	1,021	16.7	2,607	255.3
Total gross profit	$9,106	6.7	$20,910	13.5	$(11,804)	(56.5)

(1)	Percentage of net revenues of applicable segment

Government Aviation Services. Primarily as a result of the factors discussed above, Government Aviation Services gross profit decreased by $8.1 million, or 55.6%, to $6.5 million in the six months ended June 30, 2015 from $14.6 million in the six months ended June 30, 2014. Gross profit margin was 10.6% in the six months ended June 30, 2015 compared to 17.5% in the six months ended June 30, 2014.

Commercial Aviation Services. Primarily as a result of the factors discussed above, Commercial Aviation Services gross profit decreased by $6.3 million, to a $1.0 million loss in the six months ended June 30, 2015 from $5.3 million profit in the six months ended June 30, 2014. Gross profit margin was negative 1.7% in the six months ended June 30, 2015 compared to positive 8.1% in the six months ended June 30, 2014.

Manufacturing & MRO. Primarily as a result of the factors discussed above, Manufacturing and MRO gross profit increased by $2.6 million, or 255.3%, to $3.6 million in the six months ended June 30, 2015 from $1.0 million in the six months ended June 30, 2014. Gross profit margin was 26.6% in the six months ended June 30, 2015 compared to 16.7% in the six months ended June 30, 2014.

Operating Expenses

(Dollars in thousands)	Six Months Ended June 30, 2015	% of Revenues	Six Months Ended June 30, 2014	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$12,599	9.3	$13,791	8.9	$(1,192)	(8.6)
Research and development	1,461	1.1	2,056	1.3	(595)	(28.9)
Selling and marketing	3,085	2.3	4,044	2.6	(959)	(23.7)
Impairment of goodwill	49,823	36.8	21,272	13.7	28,551	134.2
Other asset impairment	7,143	5.3	—	—	7,143	NM
Total operating expenses	74,111	54.7	41,163	26.5	32,948	80.0
Operating loss	$(65,005)	(48.0)	$(20,253)	(13.1)	$(44,752)	221.0
Operating expenses increased by $32.9 million, to $74.1 million in the six months ended June 30, 2015 from $41.2 million in the six months ended June 30, 2014. The increase was primarily due to goodwill impairment loss associated with our Government Aviation Services segment of $49.8 million in 2015 compared to $21.3 million in 2014, coupled with $7.1 million in other asset impairments related to aircraft that were reclassified to available for sale and written down to their fair values. General and administrative costs decreased $1.2 million while selling and marketing costs decreased $1.0 million. These decreases were primarily due to headcount reductions as well as the cost saving initiatives previously discussed. Research and development costs decreased to $1.5 million in the six months ended June 30, 2015 from $2.1 million in the six months ended June 30, 2014, primarily due to the lower costs associated with our composite main rotor blade program and reductions in headcount.

Other Income (Expense)

(Dollars in thousands)	Six Months Ended June 30, 2015	% of Revenues	Six Months Ended June 30, 2014	% of Revenues	Change	% Change
Other income (expense)
Interest expense, net	$(18,587)	(13.7)	$(17,864)	(11.5)	$(723)	4.0
Other expense, net	(1,656)	(1.2)	(1,362)	(0.9)	(294)	21.6
Total other expense	$(20,243)	(14.9)	$(19,226)	(12.4)	$(1,017)	5.3
Total other expense, net increased by $1.0 million to $20.2 million of net expense in the six months ended June 30, 2015 from $19.2 million of net expense in the six months ended June 30, 2014. Interest expense, net increased by $0.7 million to $18.6 million in the six months ended June 30, 2015, from $17.9 million in the six months ended June 30, 2014, primarily due to an increase in our average outstanding borrowings. Other expense, net increased by $0.3 million to $1.7 million in other expense in the six months ended June 30, 2015 from $1.4 million in other expense in the six months ended June 30, 2014 due to the factors described below.

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	(379)	244	$(623)
Realized foreign exchange loss	(53)	(42)	(11)
Amortization of debt issuance costs	(1,254)	(1,214)	(40)
Gain (loss) on disposal of equipment	70	191	(121)
Other income (expense), net	(40)	(541)	501
Total other expense, net	$(1,656)	$(1,362)	$(294)
Other expense, net increased by $0.3 million to $1.7 million in the six months ended June 30, 2015 from $1.4 million in the six months ended June 30, 2014. The increase in net expense was primarily due to unrealized foreign exchange losses of $0.4 million in the six months ended June 30, 2015 compared to unrealized gains of $0.2 million in the six months ended June 30, 2014 due to a strengthening U.S. dollar in 2015, coupled with a $0.1 million gain on disposal of assets in 2015 compared to a

$0.2 million gain in the six months ended June 30, 2014. These changes were partially offset by a $0.5 million decrease in other expense primarily due to one time costs incurred in 2014 related to the de-scoping of our operations in Malaysia which were not realized in 2015.

Income Tax Expense (Benefit)

(Dollars in thousands)	Six Months Ended June 30, 2015	% of Revenues	Six Months Ended June 30, 2014	% of Revenues	Change	% Change
Net loss before income taxes and noncontrolling interest	$(85,248)	(62.9)	$(39,479)	(25.5)	$(45,769)	115.9
Income tax expense (benefit)	74	0.1	(14,792)	(9.5)	14,866	(100.5)
Net loss	$(85,322)	(63.0)	$(24,687)	(15.9)	$(60,635)	245.6
Income tax benefit decreased by $14.9 million to $0.1 million income tax expense for the six months ended June 30, 2015, as compared to $14.8 million income tax benefit for the six months ended June 30, 2014, due to the full valuation allowance position taken by us in the U.S., Brazil, and Italy that was primarily driven by the $49.8 million goodwill impairment recognized in the first quarter of 2015 and other negative evidence.
Net Loss Attributable to Erickson Incorporated

(Dollars in thousands)	Six Months Ended June 30, 2015	% of Revenues	Six Months Ended June 30, 2014	% of Revenues	Change	% Change
Net loss	$(85,322)	(63.0)	$(24,687)	(15.9)	$(60,635)	245.6
Less: Net (income) loss related to noncontrolling interest	231	0.2	(16)	—	247	NM
Net loss attributable to Erickson Incorporated and common stockholders	$(85,091)	(62.8)	$(24,703)	(15.9)	$(60,388)	244.5
Net loss attributable to Erickson increased by $60.4 million to $85.1 million in the six months ended June 30, 2015 from $24.7 million in the six months ended June 30, 2014, primarily due to the changes in revenues, expenses, and taxes discussed above. As there were no dividends during the six months ended June 30, 2015 or 2014, net loss attributable to common stockholders was also $85.1 million for the six months ended June 30, 2015 and $24.7 million for the six months ended June 30, 2014.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following chart is a condensed presentation of our statement of cash flows for the three months ended June 30, 2015 and June 30, 2014 (in thousands):

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Net cash provided by (used in) operating activities	$(3,849)	$(26,480)	$22,631
Net cash used in investing activities	(5,990)	6,499	(12,489)
Net cash provided by financing activities	8,450	18,731	(10,281)
Foreign-currency effect on cash and cash equivalents	281	484	(203)
Net increase (decrease) in cash and cash equivalents	(1,108)	(766)	(342)
Cash and cash equivalents at beginning of period	2,874	3,210	(336)
Cash and cash equivalents at end of period	$1,766	$2,444	$(678)

Sources and Uses of Cash
At June 30, 2015, we had cash and cash equivalents of $1.8 million compared to $5.1 million at December 31, 2014. At June 30, 2015, we had restricted cash of $0.4 million compared to $0.6 million at December 31, 2014. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance bonds on certain contracts.

Net cash provided by (used in) operating activities. For the quarter ended June 30, 2015 net cash provided by operating activities before the change in operating assets and liabilities was $0.1 million, which included net loss of $10.2 million and non-cash adjustments reconciling net loss to net cash used by operating activities of $10.4 million (depreciation and amortization of $9.9 million, amortization of debt issuance costs of $0.6 million, and non-cash interest on debt of $0.2 million, partially offset by a $0.3 million net decrease in deferred income taxes and $0.1 million gain on sale of fixed assets). The change in operating assets and liabilities was a $4.0 million use of cash primarily consisting of the following: a $12.9 million decrease in accrued and other liabilities, and a $0.2 million increase in income taxes receivable, partially offset by a $3.6 million decrease in accounts receivable, a $2.2 million increase in accounts payable, a $1.6 million decrease in aircraft support parts, a $0.5 million net decrease in inventory related to the Bell 214 support program, a $0.4 million decrease in prepaid expenses and other assets, a $0.3 million increase in income taxes payable, a $0.3 million decrease in other non-current assets, and a $0.3 million increase in other long term liabilities. As a result of these factors, operating activities used $3.8 million of cash during the quarter ended June 30, 2015.

For the quarter ended June 30, 2014 net cash used in operating activities before the change in operating assets and liabilities was $1.2 million, which included net loss of $17.2 million and non-cash adjustments reconciling net loss to net cash used by operating activities of $18.4 million (impairment of goodwill of $21.3 million, depreciation and amortization of $9.0 million, amortization of debt issuance costs of $0.6 million, and stock-based compensation of $0.2 million, partially offset by a $12.8 million net decrease in deferred income taxes). The change in operating assets and liabilities was a $27.7 million use of cash primarily consisting of the following: a $12.3 million increase in accounts receivable (primarily attributable to increased revenues), a $12.3 million decrease in accrued and other liabilities, a $4.9 million increase in Aircraft support parts, net (primarily attributable to increases in inventory levels needed in preparation for the active fire season), a $1.3 million decrease in accounts payable, a $0.3 million increase in prepaid expenses and other, partially offset by a $0.8 million decrease in income tax receivable, a $0.7 million increase in income taxes payable, and a $0.3 million increase in other long term liabilities. As a result of these factors, operating activities used $26.5 million of cash during the three months ended June 30, 2014.
Net cash used by investing activities. Net cash used in investing activities was $6.0 million for the quarter ended June 30, 2015 compared to net cash provided by investing activities of $6.5 million for the quarter ended June 30, 2014. In the quarter ended June 30, 2015, we used net cash of $6.2 million for purchases of aircraft and property, plant and equipment. In the quarter ended June 30, 2014, we used net cash of $19.7 million for purchases of aircraft and property, plant, and equipment, the sale-leaseback of an Aircrane provided $24.7 million, and the release of restricted cash provided $1.6 million.

Net cash provided by financing activities. During the quarter ended June 30, 2015, financing activities provided $8.5 million of cash compared $18.7 million of cash provided during the quarter ended June 30, 2014. For the second quarter of 2015, borrowings from credit facilities of $48.8 million exceeded repayments of credit facilities of $39.0 million, providing $9.8 million of net cash and repayments of subordinated notes used $1.0 million. In the quarter ended June 30, 2014, net cash provided by financing activities of $18.7 million was primarily net borrowing on the revolving credit facility of $18.5 million.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following chart is a condensed presentation of our statement of cash flows for the six months ended June 30, 2015 and June 30, 2014 (in thousands):

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Change
Net cash provided by (used in) operating activities	$(11,590)	$(23,986)	$12,396
Net cash used in investing activities	(11,715)	(10,784)	(931)
Net cash provided by financing activities	21,778	34,382	(12,604)
Foreign-currency effect on cash and cash equivalents	(1,804)	951	(2,755)
Net increase (decrease) in cash and cash equivalents	(3,331)	563	(3,894)
Cash and cash equivalents at beginning of period	5,097	1,881	3,216
Cash and cash equivalents at end of period	$1,766	$2,444	$(678)

Sources and Uses of Cash
At June 30, 2015, we had cash and cash equivalents of $1.8 million compared to $5.1 million at December 31, 2014. At June 30, 2015, we had restricted cash of $0.4 million compared to $0.6 million at December 31, 2014. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance bonds on certain contracts.

Net cash provided by (used in) operating activities. For the six months ended June 30, 2015 net cash used in operating activities before the change in operating assets and liabilities was $9.6 million, which included net loss of $85.3 million and non-cash adjustments reconciling net loss to net cash used by operating activities of $75.7 million (impairment of goodwill of $49.8 million, depreciation and amortization of $18.7 million, other asset impairment of $7.1 million, amortization of debt issuance costs of $1.3 million, non-cash interest on debt of $0.4 million, and stock-based compensation of $0.1 million, partially offset by a $1.7 million net decrease in deferred income taxes and gains on sale of equipment of $0.1 million). The change in operating assets and liabilities was a $2.0 million use of cash primarily consisting of the following: a $8.7 million net increase in inventory related to the Bell 214 support program, a $4.5 million increase in accounts receivable, and a $0.3 million decrease in income taxes payable, partially offset by a $4.5 million increase in accrued and other liabilities, a $4.0 million increase in other long term liabilities, a $2.7 million decrease in other non-current assets, a $0.1 million decrease in prepaid expenses and other assets, and a $0.1 million decrease in income taxes receivable. As a result of these factors, operating activities used $11.6 million of cash during the six months ended June 30, 2015.

For the six months ended June 30, 2014 net cash used by operating activities before the change in operating assets and liabilities was $1.7 million, which included net loss of $24.7 million and non-cash adjustments reconciling net loss to net cash used by operating activities of $23.0 million (impairment of goodwill of $21.3 million, depreciation and amortization of $16.9 million, amortization of debt issuance costs of $1.2 million, stock-based compensation of $0.4 million, and non-cash interest on debt of $0.1 million, partially offset by a $16.7 million net decrease in deferred income taxes and gains on sale of equipment of $0.2 million). The change in operating assets and liabilities was a $22.3 million use of cash primarily consisting of the following: a $16.3 million decrease in accrued in other liabilities, $12.7 million increase in Aircraft support parts, net (primarily attributable to increases in inventory levels needed in preparation for the active fire season), a $0.9 million increase in prepaid expenses and other current assets, partially offset by a $3.1 million decrease in other noncurrent assets, a $1.6 million decrease in accounts receivable, a $0.7 million increase in accounts payable, a $0.7 million increase in income taxes payable, and a $0.6 million increase in other long-term liabilities. As a result of these factors, operating activities used $24.0 million of cash during the six months ended June 30, 2014.
Net cash used by investing activities. Net cash used in investing activities was $11.7 million for six months ended June 30, 2015 compared to net cash used in investing activities of $10.8 million for the six months ended June 30, 2014. In the six months ended June 30, 2015, we used net cash of $11.8 million for purchases of aircraft and property, plant and equipment. In the six months ended June 30, 2014, we used net cash of $37.1 million for purchases of aircraft and property, plant, and equipment, the sale-leaseback of an Aircrane provided $24.7 million, and the release of restricted cash provided $1.8 million.

Net cash provided by financing activities. During the six months ended June 30, 2015, financing activities provided $21.8 million of cash compared $34.4 million of cash provided during the six months ended June 30, 2014. For the six months ended June 30, 2015, borrowings from credit facilities of $97.6 million exceeded repayments of credit facilities of $73.2 million, providing $24.4 million of net cash, while repayments of subordinated notes used $2.0 million. In the six months ended

June 30, 2014, net cash provided by financing activities of $34.4 million was primarily net borrowings on the revolving credit facility of $34.0 million.
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

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at June 30, 2015 and December 31, 2014 was $355.0 million.

On May 2, 2014, we commenced an offer (the “Exchange Offer”) to exchange all $355.0 aggregate principal amount of our outstanding 8.25% Second Priority Senior Secured Notes due 2020, which were not registered under the Securities Act of 1933, for an equal principal amount of new 8.25% Second Priority Senior Secured Notes due 2020 which have been registered under the Securities Act of 1933. The Exchange Offer was completed on June 6, 2014.

Revolving Credit Facility
The maximum amount that we may borrow under the Revolving Credit Facility is $140.0 million. The interest rate under the Revolving Credit Facility is 225-450 basis points over LIBOR/Prime base rate depending on our senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes. We were in compliance with the financial covenants as of June 30, 2015 and December 31, 2014.

We and each of our current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the Revolving Credit Facility on a senior secured first lien basis.

Effective June 30, 2015, the Revolving Credit Facility was amended to, among other things, limit the requirement to be compliant with the fixed charge coverage ratio to periods when the availability is less than 12.5% of the maximum revolver amount. The Revolving Credit Facility contains certain financial covenants, including a minimum fixed charge coverage ratio of 1.10:1.00. The fixed charge coverage ratio has multiple inputs, including, but not limited to, bank EBITDA, capital expenditures, and cash paid for interest, taxes, and principal debt payments. The Revolving Credit Facility also imposes an annual growth capital expenditures limit of approximately $10.0 million for the fiscal year of 2015, escalating to $20.0 million for fiscal 2016, and to $25.0 million in subsequent years, which is subject to standard carry-over provisions for 2016 and beyond.

The Revolving Credit Facility includes mandatory prepayment requirements for the certain types of transactions, including, without limitation, requiring prepayment from (a) proceeds that we receive as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and (b) proceeds from extraordinary receipts.

The outstanding balance under the Revolving Credit Facility at June 30, 2015 and December 31, 2014 was $113.7 million and $89.3 million, respectively. The weighted average interest rate for borrowings under the Revolving Credit Facility for the three and six months period ended June 30, 2015 was 5.01%. The interest rate at June 30, 2015 and December 31, 2014 was 5.00% and 5.02%, respectively. As of June 30, 2015 and December 31, 2014 we had $0.7 million and $4.7 million in outstanding standby letters of credit under the Revolving Credit Facility, respectively, and maximum borrowing availability was $25.6 million and $46.0 million as of June 30, 2015 and December 31, 2014, respectively.

2020 Subordinated Notes
Pursuant to the terms of the EHI stock purchase agreement, the consideration included $17.5 million of our subordinated notes. The subordinated notes accrue interest at a fixed rate of 6.0% per annum, mature on November 2, 2020, and may be prepaid at the Company’s option. Upon an event of default under the subordinated notes, the interest rate will increase to 8.0% per annum until the event of default is cured. We agreed to pay, in cash, quarterly installments of interest only (in arrears) until March 31, 2015, after which date we will pay, in addition to such interest, on a quarterly basis $1.0 million in principal. Upon any refinancing of the 2020 Senior Notes or the Revolving Credit Facility the principal amount of the subordinated notes with all accrued interest thereon will become due and payable. Upon a change of control, the principal amount together with all accrued interest shall forthwith be due and payable. Until the principal amount of the subordinated notes together with all accrued interest thereon has been paid in full, we and our subsidiaries may not declare or pay any dividend, make any payment on account of, or take certain other actions in respect of any of our or our subsidiaries’ equity interests, subject to certain exceptions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
EBITDA, Adjusted EBITDA and Adjusted EBITDAR Reconciliation:
Net loss attributable to Erickson Incorporated	$(10,121)	$(17,109)	$(85,091)	$(24,703)
Interest expense, net	9,375	9,111	18,587	17,864
Tax expense (benefit)	691	(10,222)	74	(14,792)
Depreciation and amortization	9,898	8,981	18,716	16,934
Amortization of debt issuance costs	630	593	1,254	1,214
EBITDA	$10,473	$(8,646)	$(46,460)	$(3,483)
Acquisition and integration related expenses	—	631	—	1,422
Non-cash unrealized mark-to-market foreign exchange (gains) losses	(57)	(27)	379	(244)
Non-cash charges from awards to employees of equity interests	(48)	236	97	396
Non-cash goodwill impairment loss	—	21,272	49,823	21,272
Non-cash other asset impairment losses	—	—	7,143	—
Restructuring costs	54	414	1,598	414
Loss (gain) on sale of equipment	(76)	(61)	(70)	(191)
Adjusted EBITDA	$10,346	$13,819	$12,510	$19,586
Aircraft lease expenses	4,122	5,149	8,639	10,108
Adjusted EBITDAR	$14,468	$18,968	$21,149	$29,694

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

Letters of Credit. To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. At June 30, 2015, we had letters of credit with various expiration dates extending into 2016 valued at approximately $0.9 million outstanding, including $0.7 million outstanding under our Revolving Credit Facility and $0.2 million (€0.2 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $0.2 million (€0.2 million) in restricted cash.

Advance Agreements with Foreign Banks. In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At June 30, 2015 and December 31, 2014, there were no advances outstanding under these types of arrangement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates could have reasonably been used, or if changes in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Form 10-K filed with the SEC on March 10, 2015. We believe that there have been no significant changes to our critical accounting policies during the six months period ended June 30, 2015.
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

Interest Rate Risk
At June 30, 2015 we had total indebtedness of $487.4 million (excluding $0.9 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our revolving credit facility as our other debt obligations maintain fixed interest rates. Market risks associated with our revolving credit facility include the potential reductions in fair value and negative impacts to future earnings from an increase in interest rates. Under our revolving credit facility, the applicable interest rate on our borrowings is 225—450 basis points over LIBOR/Prime base rate depending on our senior leverage ratio. We estimate that a hypothetical 10% change in the interest rates experienced on our debt would have impacted interest expense for the quarter ended June 30, 2015 by approximately $0.3 million (after a normalized 40% tax rate).

Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. For the quarter ended June 30, 2015, a deviation of 10% in the average price per gallon of fuel would have impacted our cost of revenues by less than $0.1 million. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts. We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk
A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the quarter ended June 30, 2015 would have resulted in an estimated pre-hedged decrease of $0.4 million in our net income (after a normalized 40% tax rate).

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at

June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2015, our disclosure controls and procedures were effective.
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
Arizona Environmental Matter
In August 2012, Erickson Helicopters, Inc. f/k/a Evergreen Helicopters, Inc. (Erickson’s wholly-owned subsidiary, ‘‘EHI’’) received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the Site. There were no material developments with respect to this matter in 2014 or during the six months period ended June 30, 2015. At this time, we are not able to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on our financial condition in the event of an unfavorable outcome.

World Fuel Claim
In December 2013, World Fuel, a former fuel supplier of Evergreen International Aviation (‘‘EIA’’) and Evergreen Airlines (‘‘EA’’), filed suit against EIA, EA and other named parties claiming approximately $9 million of accounts payable due and owing to World Fuel for fuel purchases made by EIA and EA. EHI was a named party in the lawsuit since it was alleged that EHI signed a joint and several guaranty of payment in favor of World Fuel in 2012. In April 2014, we filed our Amended Answer which included certain counterclaims against World Fuel and certain cross claims against Mr. Delford Smith. Discovery in this matter is ongoing. Trial is currently scheduled for September 2015. At this time, we are not able to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

Stockholder Action
In August 2013, a putative stockholder of our company filed a class and derivative action in the Court of Chancery for the State of Delaware against us, the members of our board of directors, EAC Acquisition Corp., and the ZM Funds and certain of their affiliates. The plaintiff asserted claims for breach of fiduciary duty and unjust enrichment in connection with the EHI acquisition and requested an award of unspecified monetary damages to the stockholders and to us, disgorgement and restitution, certain other equitable relief, and an award of plaintiff’s costs and disbursements, including legal fees. On October 3, 2013, the defendants moved to dismiss the plaintiff’s complaint on the ground that all of the plaintiff’s claims in reality were derivative in nature and that the plaintiff had failed to allege facts sufficient to excuse pre-suit demand. On December 4, 2013, rather than oppose the motion to dismiss, the plaintiff chose to file an amended complaint. On January 24, 2014, the defendants again moved to dismiss the plaintiff’s amended complaint on the same grounds. On April 15, 2014, the Court denied the defendants’ motion, holding that one aspect of the plaintiff’s claim was direct and that, in any event, the plaintiff had pled facts sufficient to excuse pre-suit demand. Discovery in this matter is ongoing. Although we are unable to predict the final outcome of the proceeding, we believe the allegations lack merit, intend to vigorously defend against them, and believe that the final results will not have a material effect on our consolidated financial position, results of operations, or cash flows.

In addition to the foregoing litigation, we are subject to ongoing litigation and claims as part of our normal business operations. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. We recognize expenses for legal costs in connection with defending a loss contingency as those costs are incurred. In our opinion, none of these claims will have a material adverse effect on us.

ITEM 6. EXHIBITS
Please see the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erickson Incorporated

Date:	August 6, 2015	By:	/s/ ERIC STRUIK
Eric Struik
Chief Financial Officer
(signing on behalf of the registrant as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Intercreditor Agreement dated May 2, 2013 between Wells Fargo Bank, National Association as First Lien Agent and Wilmington Trust, National Associates as Second Lien Agent	X

10.2
Amendment Number Two dated July 22, 2013 to Credit Agreement among the Lenders, Wells Fargo Bank, National Association as Agent, Erickson Incorporated and Erickson Helicopters, Inc. dated June 24, 2010
X

10.3
Amendment Number Three dated August 27, 2013 to Credit Agreement among the Lenders, Wells Fargo Bank, National Association as Agent, Erickson Incorporated and Erickson Helicopters, Inc. dated June 24, 2010
X

10.4
Amendment Number Four dated October 24, 2013 to Credit Agreement among the Lenders, Wells Fargo Bank, National Association as Agent, Erickson Incorporated and Erickson Helicopters, Inc. dated June 24, 2010
X

10.5
Amendment Number Six dated April 30, 2015 to Credit Agreement among the Lenders, Wells Fargo Bank, National Association as Agent, Erickson Incorporated and Erickson Helicopters, Inc. dated June 24, 2010
X

10.6
Amendment Number Seven dated July 24, 2015 and effective as of June 30, 2015 to Credit Agreement among the Lenders, Wells Fargo Bank, National Association as Agent, Erickson Incorporated and Erickson Helicopters, Inc. dated June 24, 2010
X

10.7	Sublease Agreement, dated July 29, 2015, between Erickson Incorporated and Greenwell/Medford L.L.C. (Medford Hangar Property Lease)	X

10.8*	Erickson Incorporated CEO Plan & Stock Option Agreement adopted July 2, 2015 by the stockholders of the Company.		DEF 14C	Appendix A	001-35482	7/9/2015

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Compensatory plan, contract, or arrangement.
** Furnished, not filed.