Form 10-Q
period 2015-09-30
ERICKSON INC.
filed 2015-11-05
CIK 1490165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 30, 2015, 18,340,901 shares of common stock, par value $0.0001, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data) (Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,698	$5,097
Restricted cash	349	567
Accounts receivable, net of allowances for doubtful accounts of $170 and $739 in 2015 and 2014, respectively	55,172	44,350
Inventory	7,988	—
Prepaid expenses and other current assets	4,935	8,780
Income tax receivable	649	677
Deferred tax assets	595	1,230
Total current assets	71,386	60,701
Aircraft support parts, net	135,608	137,593
Assets held for sale	5,959	—
Aircraft, net	109,672	128,221
Property, plant and equipment, net	118,537	120,635
Goodwill	163,616	215,241
Other intangible assets, net	18,045	20,053
Other non-current assets	22,028	23,077
Total assets	$644,851	$705,521
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,245	$19,844
Current portion of long-term debt	4,840	4,144
Accrued and other current liabilities	29,100	19,034
Income tax payable	398	315
Deferred tax liabilities	—	884
Total current liabilities	54,583	44,221
Long-term debt	17,580	12,751
Long-term revolving credit facilities	87,384	89,339
Long-term notes payable	355,000	355,000
Other long-term liabilities	15,733	13,181
Uncertain tax positions	6,484	6,313
Deferred tax liabilities	1,390	3,703
Total liabilities	538,154	524,508
Stockholders’ equity:
Common stock; $0.0001 par value; 110,000,000 shares authorized; 13,840,901 and 13,823,818 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	181,186	181,018
Retained earnings (accumulated deficit)	(68,205)	1,812
Accumulated other comprehensive loss, net of tax	(6,973)	(2,544)
Total stockholders’ equity attributable to Erickson Incorporated	106,009	180,287
Noncontrolling interest	688	726
Total stockholders’ equity	106,697	181,013
Total liabilities and stockholders’ equity	$644,851	$705,521

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$101,133	$118,338	$236,614	$273,407
Cost of revenues	68,088	70,842	194,464	205,001
Gross profit	33,045	47,496	42,150	68,406
Operating expenses:
General and administrative	5,483	6,608	18,082	20,399
Research and development	425	783	1,886	2,839
Selling and marketing	1,458	1,578	4,543	5,622
Impairment of goodwill	—	—	49,823	21,272
Other asset impairment	—	—	7,143	—
Total operating expenses	7,366	8,969	81,477	50,132
Operating income (loss)	25,679	38,527	(39,327)	18,274
Other income (expense):
Interest expense, net	(9,292)	(9,002)	(27,879)	(26,866)
Amortization of debt issuance costs	(683)	(613)	(1,937)	(1,827)
Unrealized foreign exchange gain (loss)	84	(518)	(295)	(274)
Gain on early extinguishment of debt	153	—	153	—
Realized foreign exchange gain	57	93	4	51
Gain on involuntary conversion	—	308	—	308
Gain on disposal of equipment	51	62	121	253
Other expense, net	(938)	(163)	(978)	(704)
Total other expense	(10,568)	(9,833)	(30,811)	(29,059)
Net income (loss) before income taxes and noncontrolling interest	15,111	28,694	(70,138)	(10,785)
Income tax expense (benefit)	(240)	11,753	(167)	(3,039)
Net income (loss)	15,351	16,941	(69,971)	(7,746)
Less: Net income related to noncontrolling interest	(278)	(79)	(46)	(95)
Net income (loss) attributable to Erickson Incorporated common stockholders	$15,073	$16,862	$(70,017)	$(7,841)
Net income (loss)	$15,351	$16,941	$(69,971)	$(7,746)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,014)	(1,995)	(4,513)	(1,189)
Comprehensive income (loss)	10,337	14,946	(74,484)	(8,935)
Comprehensive (income) loss attributable to noncontrolling interest	(47)	17	38	14
Comprehensive income (loss) attributable to Erickson Incorporated	$10,290	$14,963	$(74,446)	$(8,921)
Net income (loss) per share attributable to common stockholders:
Basic	$1.09	$1.22	$(5.06)	$(0.57)
Diluted	$1.09	$1.22	$(5.06)	$(0.57)
Weighted average shares outstanding:
Basic	13,834,938	13,802,212	13,830,002	13,797,093
Diluted	13,834,938	13,817,050	13,830,002	13,797,093

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit) of Erickson Incorporated	Noncontrolling Interest Amount	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2013	13,787,914	$1	$179,954	$12,104	$(42)	$192,017	$890	$192,907
Issuance of Restricted Stock Units	50,695	—	—	—	—	—	—	—
Noncontrolling interest dividend	—	—	—	—	—	—	(69)	(69)
Stock-based compensation	—	—	861	—	—	861	—	861
Shares withheld for payment of taxes	(14,791)	—	(211)	—	—	(211)	—	(211)
Proceeds from shareholder, net	—	—	414	—	—	414	—	414
Components of comprehensive income (loss):
Net income (loss)	—	—	—	(10,292)	—	(10,292)	61	(10,231)
Foreign currency translation	—	—	—	—	(2,502)	(2,502)	(156)	(2,658)
Comprehensive loss								(12,889)
Balance at December 31, 2014	13,823,818	$1	$181,018	$1,812	$(2,544)	$180,287	$726	$181,013
Issuance of Restricted Stock Units	27,213	—	—	—	—	—	—	—
Stock-based compensation	—	—	211	—	—	211	—	211
Shares withheld for payment of taxes	(10,130)	—	(43)	—	—	(43)	—	(43)
Components of comprehensive loss:
Net income (loss)	—	—	—	(70,017)	—	(70,017)	46	(69,971)
Foreign currency translation	—	—	—	—	(4,429)	(4,429)	(84)	(4,513)
Comprehensive loss								(74,484)
Balance at September 30, 2015	13,840,901	$1	$181,186	$(68,205)	$(6,973)	$106,009	$688	$106,697

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Net income (loss)	$15,351	$16,941	$(69,971)	$(7,746)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,168	10,164	30,884	27,098
Impairment of goodwill	—	—	49,823	21,272
Other asset impairment	—	—	7,143	—
Deferred income taxes	(1,210)	8,467	(2,897)	(8,273)
Non-cash interest expense on debt	237	96	643	226
Stock-based compensation	114	220	211	616
Amortization of debt issuance costs	683	613	1,937	1,827
Gain on early extinguishment of debt	(153)	—	(153)	—
Gain on sale of equipment	(51)	(62)	(121)	(253)
Gain on involuntary conversion	—	(308)	—	(308)
Changes in operating assets and liabilities:
Accounts receivable	(7,135)	(3,095)	(11,607)	(1,525)
Inventory	678	—	(7,988)	—
Prepaid expenses and other current assets	3,490	(6,001)	3,632	(6,907)
Income tax receivable	(40)	3	28	949
Aircraft support parts, net	109	(923)	150	(13,638)
Other non-current assets	(426)	1,106	2,258	4,232
Assets held for sale	2,000	—	2,000	—
Accounts payable	837	(6,892)	862	(6,161)
Accrued and other current liabilities	7,899	12,291	12,413	(4,050)
Income tax payable	555	493	298	1,210
Uncertain tax position	(184)	—	170	—
Other long-term liabilities	(1,093)	(366)	2,524	192
Net cash provided by operating activities	33,829	32,747	22,239	8,761
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(8,790)	(15,569)	(20,629)	(52,707)
Proceeds from sale-leaseback of assets	5,078	—	5,078	24,660
Restricted cash	11	574	135	2,341
Dividends paid to non-controlling interest	—	—	—	(73)
Net cash used in investing activities	(3,701)	(14,995)	(15,416)	(25,779)
Cash flows from financing activities:
Proceeds from shareholders, net	—	—	—	414
Repayments of subordinated notes	(1,378)	—	(3,378)	—
Repayments of credit facilities	(67,262)	(69,716)	(140,444)	(148,839)
Borrowings from credit facilities	40,937	53,862	138,490	166,993
Other long-term borrowings	(36)	51	(120)	444
Payments under capital leases	(271)	—	(611)	—
Debt issuance costs	(10)	(72)	(147)	(339)
Shares withheld for payment of taxes	(11)	—	(43)	(166)
Net cash provided by (used in) financing activities	(28,031)	(15,875)	(6,253)	18,507
Effect of foreign currency exchange rates on cash and cash equivalents	(2,165)	(1,762)	(3,969)	(811)
Net increase (decrease) in cash and cash equivalents	(68)	115	(3,399)	678
Cash and cash equivalents at beginning of period	1,766	2,444	5,097	1,881
Cash and cash equivalents at end of period	$1,698	$2,559	$1,698	$2,559
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,007	$2,017	$20,104	$19,553
Cash paid for income taxes, net	$296	$1,588	$1,563	$2,449

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of the Business

The consolidated financial statements include the accounts of Erickson Incorporated (“EAC”) and its subsidiaries and affiliated companies: EAC Acquisition Corporation (“EAC Acq.”), Erickson Helicopters, Inc. and its subsidiaries (“EHI”, formerly known as Evergreen Helicopters, Inc.), Canadian Air-Crane Ltd. (“CAC”), Erickson Air-Crane Malaysia Sdn. Bhd. (“EACM”), European Air-Crane S.p.A. (“EuAC”), Air Amazonia Serviços Aeronáuticos Ltda. (“Air Amazonia”), Dutch Air-Crane B.V. (“DAC”), Erickson Aviation Peru S.A.C. (“Peru”) (collectively referred to as “the Company”), and Erickson Aviation Turkey Yonetim Hizmetleri Limited Sirketi ("EAT"). EuAC owns a 60% equity interest in Societa Italiania de Manutenzioni Aeroautiche S.p.A. (“SIMA”), which is an aircraft maintenance organization located in Lucca, Italy; and EACM owns a 49% equity interest in Layang-Layang Services Sdn. Bhd., which provides aircraft rental services in Malaysia.

As of September 30, 2015, the Company owned a fleet of 19 heavy lift helicopters, comprised of 13 S-64E and six S-64F model Aircranes, and 29 medium and light lift aircraft of varying model types, comprised of 25 rotor wing aircraft and four fixed-wing aircraft. As of September 30, 2015, the Company leased a fleet of one heavy lift S-64F model Aircrane, 26 medium and light lift aircraft of varying types, comprised of 22 rotor wing aircraft and four fixed-wing aircraft. The Company’s fleet operations span the globe with a presence on six continents. As of September 30, 2015, 17 of the owned aircraft and 16 of the leased aircraft were deployed outside of North America.

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

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Reclassification has been made to prior period amounts of external commissions from sales and marketing operating expenses to cost of revenues on the consolidated statements of comprehensive loss. Such reclassification had no effect on previously reported consolidated statements of stockholders’ equity or the consolidated balance sheet. For the three and nine months ended September 30, 2014 the prior period reclassification includes $0.5 million and $1.6 million, respectively, of external commissions reclassified from sales and marketing operating expenses to cost of revenues on the consolidated statements of comprehensive income (loss).
Additionally, reclassification has been made to prior period amounts of other long-term borrowings from non-cash interest expense on debt in the operating activities section of the consolidated statement of cash flows to other long-term borrowings in the financing activities section of the consolidated statement of cash flows. Such reclassification had no effect on previously reported consolidated statements of stockholders' equity or the consolidated balance sheet. For the three and nine months ended September 30, 2014, the prior period reclassification was $0.1 million and $0.4 million, respectively.
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

	September 30, 2015	December 31, 2014
Trade accounts receivable	$50,677	$42,296
Other receivables	4,665	2,793
Less: allowance for doubtful accounts	(170)	(739)
	$55,172	$44,350
The Company had bad debt expense of zero in the three months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, the Company had bad debt expense of zero. During the nine months ended September 30, 2014, the Company had bad debt recoveries of $0.3 million.
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
The following is a summary of customers that accounted for at least 10% of the total current and non-current trade receivables as of September 30, 2015 or December 31, 2014:

	Segment	September 30, 2015	December 31, 2014
Fluor	Government Aviation Services	12.5%	14.4%
Alion Science and Technology Corporation	Government Aviation Services	15.1%	11.8%
Hellenic Fire Brigade(1)	Commercial Aviation Services	8.4%	10.8%
		36.0%	37.0%

(1)
On May 23, 2012, the Company entered into a three year agreement with the NATO Support Agency (“NSPA”), formerly known as the NATO Maintenance and Supply Agency, pursuant to which the Company agreed to supply aerial firefighting services in Greece for the 2012 to 2014 firefighting seasons. Prior to the agreement with NSPA, the Company contracted directly with the Hellenic Fire Brigade to provide firefighting services in Greece. At September 30, 2015 and December 31, 2014, the receivable from Hellenic Fire Brigade was classified in other non-current assets due to the long-term nature of obtaining resolution regarding the Company’s permanent establishment status in Greece.

The following is a summary of customers that accounted for at least 10% of the Company’s net revenues in the three and nine months ended September 30, 2015 or September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fluor	13.4%	13.0%	17.5%	16.7%
US Forest Service	33.3%	27.1%	16.8%	13.9%
	46.7%	40.1%	34.3%	30.6%

Note 4. Inventory
Inventory consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Finished goods	$7,988	$—
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
Aircraft support parts consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Aircraft parts	$129,106	$124,629
Work-in-process	11,802	18,604
Less: Excess and obsolete reserve	(5,300)	(5,640)
	$135,608	$137,593

Note 6. Assets Held for Sale
We have classified certain assets as held for sale as these assets are ready for immediate sale and the Company expects these assets to be sold within one year. The changes in assets held for sale during the nine months ended September 30, 2015, are as follows (dollars in thousands):

	Assets Held for Sale
	# of Aircraft
Assets held for sale, January 1, 2015	—	$—
Aircraft classified as held for sale, net of impairment	9	5,779
Deferred overhauls associated with aircraft classified as held for sale		2,571
Book value of aircraft sold	(1)	(2,000)
Fluctuations due to foreign currency translation adjustments		(391)
Total assets held for sale, September 30, 2015	8	$5,959
During the first quarter of 2015, nine aircraft were reclassified to assets held for sale as the Company reviewed its fleet strategy for fiscal 2015. The Company recorded an impairment charge of $7.1 million to write down the carrying value of the aircraft to their estimated fair value less the costs to sell. The charge is included in other asset impairment in the consolidated statement of comprehensive loss for the nine months ended September 30, 2015. The fair value of assets held for sale is considered a level 2 measurement in the fair value hierarchy as the measurement is based on the recent sales and listed prices in the active markets for similar aircraft. The assets are no longer being depreciated or amortized effective March 31, 2015.
Note 7. Aircraft and Property, Plant and Equipment
Aircraft, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Aircraft	$149,810	$162,246
Less: Accumulated depreciation	(40,138)	(34,025)
	$109,672	$128,221
Property, plant, and equipment, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land and land improvements	$308	$308
Buildings	9,940	7,926
Vehicles and equipment	32,746	29,500
Deferred overhauls, net	81,976	86,768
Construction-in-progress	16,053	15,926
	141,023	140,428
Less: Accumulated depreciation and amortization	(22,486)	(19,793)
	$118,537	$120,635
During the three months ended September 30, 2015, and 2014, depreciation expense was $4.7 million and $4.5 million, respectively. During the three months ended September 30, 2015 and 2014, amortization expense associated with deferred overhauls was $6.8 million and $5.1 million, respectively. During the nine months ended September 30, 2015, and 2014, depreciation expense was $13.9 million and $13.4 million, respectively. During the nine months ended September 30, 2015, and 2014, amortization expense associated with deferred overhauls was $15.0 million and $11.9 million, respectively.
During the third quarter of 2015, the Company completed a sale-leaseback transaction pursuant to which the Company sold its hangar facility for $5.1 million located at the Medford international airport in Oregon. The lease has an initial term of 15 years, commencing on August 1, 2015.
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
During the second quarter of 2014, the Company completed a sale-leaseback transaction pursuant to which the Company sold one S-64 Aircrane for a total purchase price of $24.7 million. The net book value of the Aircrane at the date of the transaction was $12.3 million. The lease had an initial term of seven years commencing on June 30, 2014, and base lease payments of approximately $264 thousand per month. The Company has the right to purchase the aircraft back from the lessor at the end of the fourth year of the lease term at a purchase price based upon the fair market value at that time. At the end of the term of the lease, the lessor has a put right to sell the aircraft back at a purchase price based on the fair market value at that time. The Company has accounted for the transaction as a sale-leaseback under ASC 840-40 “Sale-Leaseback Transactions”. The profit on the sale was deferred and will be recognized ratably over the term of the lease as a reduction to rent expense. The current portion of the deferred gain of $1.8 million is included in accrued and other current liabilities, and the non-current portion of deferred gain of $8.3 million is included in other long-term liabilities in the consolidated balance sheet as of September 30, 2015.

Note 8. Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in thousands):

	Government Aviation Services	Commercial Aviation Services	Manufacturing & MRO	Total
Balance at January 1, 2015
Goodwill, gross	$207,128	$23,843	$5,542	$236,513
Accumulated impairment losses	(21,272)	—	—	(21,272)
Goodwill, net	185,856	23,843	5,542	215,241
Activity during 2015
Impairment losses	(49,823)	—	—	(49,823)
Fluctuations due to foreign currency translation adjustments	—	(1,802)	—	(1,802)
Balance at September 30, 2015
Goodwill, gross	207,128	22,041	5,542	234,711
Accumulated impairment losses	(71,095)	—	—	(71,095)
Goodwill, net	$136,033	$22,041	$5,542	$163,616
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
On January 1, 2015, the Company evaluated its reporting units and determined it has four reporting units under its three operating reportable segments. The Company assigned its goodwill to each of the four reporting units as of January 1, 2015 using a relative fair value approach. During the quarter ended June 30, 2015 the Company re-evaluated its reporting units and determined that Oil and Gas Aviation Services business is no longer considered a stand-alone reporting unit, and is a part of Commercial Aviation Services.

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

Note 9. Other Intangible Assets, net
Other intangible assets, net consisted of the following (in thousands):

	Reportable Segment	Useful Life (in years)	September 30, 2015	December 31, 2014
Customer Relationships	Government Aviation Services	9	$19,300	$19,300
Customer Relationships	Commercial Aviation Services	1 (1)	2,500	2,500
Type Certificate(2)	Manufacturing & MRO	Indefinite	2,205	2,205
			24,005	24,005
Less: accumulated amortization			(5,960)	(3,952)
			$18,045	$20,053

(1)
During the first quarter of 2015 the Company reevaluated the customer relationship intangible related to the acquisition of Air Amazonia and reduced the useful life from 9 years to 2 years, and further reduced such estimated useful life to 1 year during the third quarter of 2015.

(2)	The Type Certificate included in intangible assets is the Type Certificate for engines used in the Aircrane, purchased individually during 2013.

During the three months ended September 30, 2015 and 2014, amortization expense for intangible assets was $0.7 million and $0.6 million, respectively. During the nine months ended September 30, 2015 and 2014, amortization expense for intangible assets was $2.0 million and $1.8 million, respectively, and was recorded in cost of revenues. Estimated amortization expense for intangible assets for future periods, including remaining amounts to be recorded in 2015 as of September 30, 2015, is as follows (in thousands):

Intangible Asset Amortization
2015	$2,259
2016	2,144
2017	2,144
2018	2,144
2019	2,144
Thereafter	5,005
Total	$15,840

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Interest	$12,703	$5,542
Payroll and related taxes	4,780	6,069
Promissory note, net of discount(1)	3,712	—
Deferred revenue	1,509	795
Deferred gain on sale-leaseback	1,760	1,760
Accrued commissions	183	1,301
Other	4,453	3,567
	$29,100	$19,034

(1)
In the first quarter of 2015, the Company entered into a $10.0 million promissory note with Bell Helicopter Textron Inc. (Bell) in exchange for inventory delivered to the Company. The promissory note has no stated interest rate and matures on March 1, 2017. The Company has agreed to pay, beginning on March 1, 2015, semi-annual principal payments, in cash, until the date of maturity. For the purposes of recording the initial liability, the fair value of the promissory note was estimated at $9.4 million, assuming a market level borrowing rate of 6.5% per annum. Interest expense is recorded as the discount is amortized over the term of the note. As of September 30, 2015, the carrying value of the promissory note was $5.7 million, made up of the face value of the remaining principal of $6.0 million, net of the unamortized discount of $0.3 million. The non-current portion of the note of $1.9 million is included in other long-term liabilities in the consolidated balance sheet as of September 30, 2015.

Note 11. Debt
Outstanding debt consisted of the following (in thousands):

	September 30, 2015		December 31, 2014
	Current	Long-term	Current	Long-term
2020 Senior Notes	$—	$355,000	$—	$355,000
Revolving Credit Facility	—	87,384	—	89,339
2020 subordinated notes, net of discount	3,593	9,857	4,000	12,486
Capital lease obligations	1,098	7,582	—	—
Fixtures financing	149	141	144	265
Total	$4,840	$459,964	$4,144	$457,090

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
The 2020 Senior Notes are secured by second-position liens, subject to certain exceptions and permitted liens, on substantially all of the Company's and the guarantors’ existing and future assets that secure the Company’s new Revolving Credit Facility.

The interest rate on the 2020 Senior Notes is fixed at 8.25%. The outstanding balance under the 2020 Senior Notes at September 30, 2015 and December 31, 2014 was $355.0 million.

Revolving Credit Facility

The maximum amount that the Company may borrow under the Revolving Credit Facility is $140.0 million. The interest rate under the Revolving Credit Facility is 225-450 basis points over LIBOR/Prime base rate depending on the Company’s senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes. The Company was in compliance with the financial covenants as of September 30, 2015 and December 31, 2014.

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

The outstanding balance under the Revolving Credit Facility at September 30, 2015 and December 31, 2014 was $87.4 million and $89.3 million, respectively. The weighted average interest rate for borrowings under the Revolving Credit Facility for the three and nine months period ended September 30, 2015 was 5.02% and 5.03%, respectively. The interest rate at September 30, 2015 and December 31, 2014 was 4.79% and 5.02%, respectively. As of September 30, 2015 and December 31, 2014 the Company had $0.6 million and $4.7 million in outstanding standby letters of credit under the Revolving Credit Facility, respectively, and maximum borrowing availability was $52.0 million and $46.0 million as of September 30, 2015 and December 31, 2014, respectively.

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
For purchase accounting of the EHI acquisition, the fair value of the subordinated notes was estimated at $15.9 million, assuming a market level borrowing rate of 9.00%. As of September 30, 2015, the carrying value of the 2020 Subordinated Notes was $13.5 million, made up of the face value of the remaining principal of $14.1 million net of the unamortized discount of $0.7 million. As of December 31, 2014, the carrying value of the 2020 Subordinated Notes was $16.5 million, made up of the face value of $17.5 million net of the unamortized discount of $1.0 million. The weighted average interest rate for borrowings under the 2020 Subordinated Notes was 6.00% during the three and nine months period ended September 30, 2015.

Note 12. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred gain on sale-leaseback (see Note 7)	$8,358	$9,678
Promissory note, net of discount (see Note 10)	1,948	—
Other	5,427	3,503
	$15,733	$13,181

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

Each guarantor subsidiary was 100% owned by the Parent Company as of the date of each condensed consolidating balance sheet presented. The 2020 Senior Notes are fully and unconditionally guaranteed on a joint and several liability basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. All figures presented are in thousands. Figures presented as of September 30, 2015 and 2014, and for the three and nine months ended September 30, 2015 and 2014 are unaudited.

	Condensed Consolidating Balance Sheet September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18	$109	$1,571	$—	$1,698
Restricted cash	125	—	224	—	349
Accounts receivable, net	26,973	21,853	6,306	40	55,172
Inventory	7,988	—	—	—	7,988
Prepaid expenses and other current assets	3,951	564	420	—	4,935
Income tax receivable	84	235	330	—	649
Deferred tax assets	632	—	(37)	—	595
Total current assets	39,771	22,761	8,814	40	71,386
Aircraft support parts, net	106,055	29,068	530	(45)	135,608
Assets held for sale	1,800	2,550	1,609	—	5,959
Aircraft, net	80,040	29,660	(28)	—	109,672
Property, plant and equipment, net	73,990	43,304	1,243	—	118,537
Goodwill	—	160,532	3,846	(762)	163,616
Other intangible assets, net	2,204	14,119	1,722	—	18,045
Other non-current assets	320,839	5,637	645	(305,093)	22,028
Total assets	$624,699	$307,631	$18,381	$(305,860)	$644,851
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,088	$12,077	$1,080	$—	$20,245
Current portion of long-term debt	3,954	886	—	—	4,840
Accrued and other current liabilities	(16,627)	25,042	20,685	—	29,100
Income tax payable	(219)	—	617	—	398
Total current liabilities	(5,804)	38,005	22,382	—	54,583
Long-term debt, less current portion	15,145	2,435	—	—	17,580
Long-term revolving credit facilities	87,384	—	—	—	87,384
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	15,148	521	63	1	15,733
Uncertain tax positions	6,484	—	—	—	6,484
Deferred tax liabilities	2,285	—	(895)	—	1,390
Total liabilities	475,642	40,961	21,550	1	538,154
Stockholders’ equity (deficit):
Common stock	1	—	1,675	(1,675)	1
Additional paid-in capital	181,186	297,994	33	(298,027)	181,186
Retained earnings (accumulated deficit)	(26,707)	(31,324)	(4,720)	(5,454)	(68,205)
Accumulated other comprehensive loss	(5,423)	—	(791)	(759)	(6,973)
Total stockholders’ equity (deficit) attributable to Erickson Incorporated	149,057	266,670	(3,803)	(305,915)	106,009
Noncontrolling interest	—	—	634	54	688
Total stockholders’ equity (deficit)	149,057	266,670	(3,169)	(305,861)	106,697
Total liabilities and stockholders’ equity	$624,699	$307,631	$18,381	$(305,860)	$644,851

	Condensed Consolidating Balance Sheet December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7	$274	$4,816	$—	$5,097
Restricted cash	136	—	431	—	567
Accounts receivable, net	13,117	26,199	4,990	44	44,350
Prepaid expenses and other current assets	6,506	1,171	1,103	—	8,780
Income tax receivable	320	—	335	22	677
Deferred tax assets	1,440	—	(210)	—	1,230
Total current assets	21,526	27,644	11,465	66	60,701
Aircraft support parts, net	106,721	30,482	435	(45)	137,593
Aircraft, net	82,799	42,405	3,017	—	128,221
Property, plant and equipment, net	70,732	47,762	2,141	—	120,635
Other intangible assets, net	2,205	15,726	2,122	—	20,053
Goodwill	—	210,356	5,647	(762)	215,241
Other non-current assets	323,332	4,337	501	(305,093)	23,077
Total assets	$607,315	$378,712	$25,328	$(305,834)	$705,521
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts Payable	$6,021	$11,465	$2,358	$—	$19,844
Current portion of long-term debt	4,144	—	—	—	4,144
Accrued and other current liabilities	(54,577)	49,166	24,998	(553)	19,034
Income tax payable	(397)	—	137	575	315
Deferred tax liabilities	884	—	—	—	884
Total current liabilities	(43,925)	60,631	27,493	22	44,221
Long-term debt, less current portion	12,751	—	—	—	12,751
Long-term revolving credit facilities	89,339	—	—	—	89,339
Long-term notes payable	355,000	—	—	—	355,000
Other long-term liabilities	12,410	708	63	—	13,181
Uncertain tax positions	6,313	—	—	—	6,313
Deferred tax liabilities	5,061	—	(1,358)	—	3,703
Total liabilities	436,949	61,339	26,198	22	524,508
Stockholders’ equity (deficit):
Common stock	1	—	1,675	(1,675)	1
Additional paid-in capital	181,018	297,994	33	(298,027)	181,018
Retained earnings (accumulated deficit)	(8,993)	19,379	(3,171)	(5,403)	1,812
Accumulated other comprehensive loss	(1,660)	—	(41)	(843)	(2,544)
Total stockholders’ equity (deficit) attributable to Erickson Incorporated	170,366	317,373	(1,504)	(305,948)	180,287
Noncontrolling interest	—	—	634	92	726
Total stockholders’ equity (deficit)	170,366	317,373	(870)	(305,856)	181,013
Total liabilities and stockholders’ equity	$607,315	$378,712	$25,328	$(305,834)	$705,521

	Condensed Consolidating Statement of Operations Quarter Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues	$67,063	$28,449	$11,625	$(6,004)	$101,133
Cost of revenues	34,594	28,983	10,423	(5,912)	68,088
Gross profit (loss)	32,469	(534)	1,202	(92)	33,045
Operating expenses:
General and administrative	4,703	232	548	—	5,483
Research and development	425	—	—	—	425
Selling and marketing	1,523	1	27	(93)	1,458
Total operating expenses	6,651	233	575	(93)	7,366
Operating income (loss)	25,818	(767)	627	1	25,679
Other income (expense):
Interest expense, net	(9,105)	(104)	(83)	—	(9,292)
Other income (expense), net	(1,516)	8	232	—	(1,276)
Total other income (expense)	(10,621)	(96)	149	—	(10,568)
Net income (loss) before income taxes and noncontrolling interest	15,197	(863)	776	1	15,111
Income tax expense (benefit)	(559)	—	319	—	(240)
Net income (loss)	15,756	(863)	457	1	15,351
Less: Net income related to noncontrolling interest	—	—	—	(278)	(278)
Net income (loss) attributable to Erickson Incorporated and common stockholders	$15,756	$(863)	$457	$(277)	$15,073

	Condensed Consolidating Statement of Operations Quarter Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues	$64,553	$39,111	$19,107	$(4,433)	$118,338
Cost of revenues	29,191	34,940	11,025	(4,314)	70,842
Gross profit	35,362	4,171	8,082	(119)	47,496
Operating expenses:
General and administrative	5,450	186	972	—	6,608
Research and development	783	—	—	—	783
Selling and marketing	1,530	136	31	(119)	1,578
Total operating expenses	7,763	322	1,003	(119)	8,969
Operating income	27,599	3,849	7,079	—	38,527
Other income (expense):
Interest expense, net	(8,874)	—	(128)	—	(9,002)
Other income (expense), net	(1,227)	316	87	(7)	(831)
Total other income (expense)	(10,101)	316	(41)	(7)	(9,833)
Net income before income taxes and noncontrolling interest	17,498	4,165	7,038	(7)	28,694
Income tax expense	9,580	—	2,173	—	11,753
Net income	7,918	4,165	4,865	(7)	16,941
Less: Net income related to noncontrolling interest	—	—	—	(79)	(79)
Net income attributable to Erickson Incorporated and common stockholders	$7,918	$4,165	$4,865	$(86)	$16,862

	Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues	$120,886	$100,427	$37,802	$(22,501)	$236,614
Cost of revenues	83,055	97,798	35,939	(22,328)	194,464
Gross profit	37,831	2,629	1,863	(173)	42,150
Operating expenses:
General and administrative	15,478	585	2,019	—	18,082
Research and development	1,886	—	—	—	1,886
Selling and marketing	4,568	55	93	(173)	4,543
Impairment of goodwill	—	49,823	—	—	49,823
Other asset impairment	3,441	2,749	953	—	7,143
Total operating expenses	25,373	53,212	3,065	(173)	81,477
Operating income (loss)	12,458	(50,583)	(1,202)	—	(39,327)
Other income (expense):
Interest expense, net	(27,306)	(290)	(283)	—	(27,879)
Other income (expense), net	(3,626)	170	528	(4)	(2,932)
Total other income (expense)	(30,932)	(120)	245	(4)	(30,811)
Net loss before income taxes and noncontrolling interest	(18,474)	(50,703)	(957)	(4)	(70,138)
Income tax expense (benefit)	(760)	—	593	—	(167)
Net loss	(17,714)	(50,703)	(1,550)	(4)	(69,971)
Less: Net income related to noncontrolling interest	—	—	—	(46)	(46)
Net loss attributable to Erickson Incorporated and common stockholders	$(17,714)	$(50,703)	$(1,550)	$(50)	$(70,017)

	Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Net revenues	$115,997	$126,569	$44,520	$(13,679)	$273,407
Cost of revenues	74,483	109,923	34,155	(13,560)	205,001
Gross profit	41,514	16,646	10,365	(119)	68,406
Operating expenses:
General and administrative	16,935	794	2,670	—	20,399
Research and development	2,839	—	—	—	2,839
Selling and marketing	5,168	482	91	(119)	5,622
Impairment of goodwill	—	21,272	—	—	21,272
Total operating expenses	24,942	22,548	2,761	(119)	50,132
Operating income (loss)	16,572	(5,902)	7,604	—	18,274
Other income (expense):
Interest income (expense), net	(26,342)	19	(543)	—	(26,866)
Other income (expense), net	(2,539)	339	91	(84)	(2,193)
Total other income (expense)	(28,881)	358	(452)	(84)	(29,059)
Net income (loss) before income taxes and noncontrolling interest	(12,309)	(5,544)	7,152	(84)	(10,785)
Income tax expense (benefit)	(6,335)	—	3,296	—	(3,039)
Net income (loss)	(5,974)	(5,544)	3,856	(84)	(7,746)
Less: Net income related to noncontrolling interest	—	—	—	(95)	(95)
Net income (loss) attributable to Erickson Incorporated and common stockholders	$(5,974)	$(5,544)	$3,856	$(179)	$(7,841)

	Condensed Consolidating Statement of Cash Flows Quarter Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$15,756	$(863)	$457	$1	$15,351
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	7,322	4,628	218	—	12,168
Deferred income taxes	(1,226)	—	16	—	(1,210)
Non-cash interest expense on debt	237	—	—	—	237
Stock-based compensation	114	—	—	—	114
Amortization of debt issuance costs	683	—	—	—	683
Gain on early extinguishment of debt	(153)	—	—	—	(153)
Gain on sale of equipment	(2)	(3)	(46)	—	(51)
Changes in operating assets and liabilities:
Accounts receivable	(10,873)	1,808	1,930	—	(7,135)
Inventory	678	—	—	—	678
Prepaid expenses and other current assets	2,292	578	620	—	3,490
Income tax receivable	65	(64)	(41)	—	(40)

Aircraft support parts, net	(805)	482	432	—	109
Other non-current assets	356	(794)	13	(1)	(426)
Assets held for sale	2,000	—	—	—	2,000
Accounts payable	34	898	(95)	—	837
Accrued and other current liabilities	13,813	(1,911)	(4,004)	1	7,899
Income tax payable	215	—	340	—	555
Uncertain tax position	(184)	—	—	—	(184)
Other long-term liabilities	(1,030)	(62)	—	(1)	(1,093)
Net cash provided by (used in )operating activities	29,292	4,697	(160)	—	33,829
Cash flows from investing activities:
Restricted cash	11	—	—	—	11
Purchases of aircraft and property, plant and equipment	(4,354)	(4,424)	(12)	—	(8,790)
Proceeds from sale-leaseback of assets	5,078	—	—	—	5,078
Acquisition of business, net of cash acquired	1	—	(1)	—	—
Net cash provided by (used in) investing activities	736	(4,424)	(13)	—	(3,701)
Cash flows from financing activities:
Shares withheld for payment of taxes	(11)	—	—	—	(11)
Repayments of subordinated notes	(1,378)	—	—	—	(1,378)
Repayments of credit facilities	(67,263)	1	—	—	(67,262)
Borrowings from credit facilities	40,937	—	—	—	40,937
Other long-term borrowings	(36)	—	—	—	(36)
Payments under capital leases	(65)	(206)	—	—	(271)
Debt issuance costs	(10)	—	—	—	(10)
Net cash used in financing activities	(27,826)	(205)	—	—	(28,031)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,200)	—	35	—	(2,165)
Net increase (decrease) in cash and cash equivalents	2	68	(138)	—	(68)
Cash and cash equivalents at beginning of period	16	41	1,709	—	1,766
Cash and cash equivalents at end of period	$18	$109	$1,571	$—	$1,698

	Condensed Consolidating Statement of Cash Flows Quarter Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income	$7,918	$4,165	$4,865	$(7)	$16,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,926	3,034	204	—	10,164
Deferred income taxes	8,782	—	(315)	—	8,467
Non-cash interest expense on debt	96	—	—	—	96
Stock-based compensation	220	—	—	—	220
Gain on sale of equipment	—	—	(62)	—	(62)
Amortization of debt issuance costs	613	—	—	—	613
Gain on involuntary conversion	—	(308)	—	—	(308)
Changes in operating assets and liabilities:
Accounts receivable	(8,619)	9,438	(3,921)	7	(3,095)
Prepaid expenses and other current assets	(5,023)	(366)	(612)	—	(6,001)
Income tax receivable, net	—	—	3	—	3
Aircraft support parts, net	(5,200)	4,294	(17)	—	(923)
Other non-current assets	1,174	(72)	4	—	1,106
Accounts payable	(2,907)	(4,009)	24	—	(6,892)
Accrued and other current liabilities	20,525	(8,448)	214	—	12,291
Income tax payable	41	(4)	456	—	493
Other long-term liabilities	(366)	—	—	—	(366)
Net cash provided by operating activities	24,180	7,724	843	—	32,747
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(7,295)	(8,103)	(171)	—	(15,569)
Restricted cash	7	365	202	—	574
Net cash provided by (used in) investing activities	(7,288)	(7,738)	31	—	(14,995)
Cash flows from financing activities:
Repayments of credit facilities	(69,716)	—	—	—	(69,716)
Borrowings from credit facilities	53,862	—	—	—	53,862
Other long-term borrowings	51	—	—	—	51
Debt issuance costs	(72)	—	—	—	(72)
Net cash used in financing activities	(15,875)	—	—	—	(15,875)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,474)	—	(288)	—	(1,762)
Net increase (decrease) in cash and cash equivalents	(457)	(14)	586	—	115
Cash and cash equivalents at beginning of period	483	75	1,886	—	2,444
Cash and cash equivalents at end of period	$26	$61	$2,472	$—	$2,559

	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(17,714)	$(50,703)	$(1,550)	$(4)	$(69,971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,220	12,027	637	—	30,884
Impairment of goodwill	—	49,823	—	—	49,823
Other asset impairment	3,441	2,749	953	—	7,143
Deferred income taxes	(2,853)	—	(44)	—	(2,897)
Non-cash interest expense on debt	643	—	—	—	643
Stock-based compensation	211	—	—	—	211
Amortization of debt issuance costs	1,937	—	—	—	1,937
Gain on early extinguishment of debt	(153)	—	—	—	(153)
Gain on sale of equipment	(93)	(6)	(22)	—	(121)
Changes in operating assets and liabilities
Accounts receivable	(13,857)	4,345	(2,099)	4	(11,607)
Inventory	(7,988)	—	—	—	(7,988)
Prepaid expenses and other current assets	2,555	607	470	—	3,632
Income tax receivable	235	(234)	5	22	28
Aircraft support parts, net	(518)	994	(326)	—	150
Other non-current assets	856	1,541	(138)	(1)	2,258
Assets held for sale	2,000	—	—	—	2,000
Accounts payable	1,068	611	(817)	—	862
Accrued and other current liabilities	27,386	(14,769)	(758)	554	12,413
Income tax payable	256	2	614	(574)	298
Uncertain tax position	170	—	—	—	170
Other long-term liabilities	2,712	(187)	—	(1)	2,524
Net cash provided by (used in) operating activities	18,514	6,800	(3,075)	—	22,239
Cash flows from investing activities:
Restricted cash	11	—	124	—	135
Proceeds from sale-leaseback of aircraft	5,078	—	—	—	5,078
Purchases of aircraft and property, plant and equipment	(14,124)	(6,421)	(84)	—	(20,629)
Acquisition of business, net of cash acquired	1	—	(1)	—	—
Net cash provided by (used in) investing activities	(9,034)	(6,421)	39	—	(15,416)
Cash flows from financing activities:
Shares withheld for payment of taxes	(43)	—	—	—	(43)
Repayments of subordinated notes	(3,378)	—	—	—	(3,378)
Repayments of credit facilities	(140,445)	1	—	—	(140,444)
Borrowings from credit facilities	138,490	—	—	—	138,490
Other long-term borrowings	(120)	—	—	—	(120)
Payments under capital leases	(66)	(545)	—	—	(611)
Debt issuance costs	(147)	—	—	—	(147)
Net cash used in financing activities	(5,709)	(544)	—	—	(6,253)
Effect of foreign currency exchange rates on cash and cash equivalents	(3,760)	—	(209)	—	(3,969)

Net decrease in cash and cash equivalents	11	(165)	(3,245)	—	(3,399)
Cash and cash equivalents at beginning of period	7	274	4,816	—	5,097
Cash and cash equivalents at end of period	$18	$109	$1,571	$—	$1,698

	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(5,974)	$(5,544)	$3,856	$(84)	$(7,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,580	7,919	599	—	27,098
Impairment of goodwill	—	21,272	—	—	21,272
Deferred income taxes	(8,048)	—	(225)	—	(8,273)
Non-cash interest expense on debt	226	—	—	—	226
Stock-based compensation	616	—	—	—	616
Gain on sale of equipment	(121)	(25)	(107)	—	(253)
Amortization of debt issuance costs	1,827	—	—	—	1,827
Gain on involuntary conversion	—	(308)	—	—	(308)
Changes in operating assets and liabilities:
Accounts receivable	(9,978)	15,344	(6,912)	21	(1,525)
Prepaid expenses and other current assets	(6,182)	(430)	(295)	—	(6,907)
Income tax receivable, net	41	(3)	911	—	949
Aircraft support parts, net	(12,959)	(189)	(490)	—	(13,638)
Other non-current assets	1,319	2,681	232	—	4,232
Accounts payable	(499)	(5,294)	(368)	—	(6,161)
Accrued and other current liabilities	4,682	(10,342)	1,610	—	(4,050)
Income tax payable	31	—	1,179	—	1,210
Other long-term liabilities	192	—	—	—	192
Net cash provided by (used in) operating activities	(16,247)	25,081	(10)	(63)	8,761
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(26,918)	(25,373)	(416)	—	(52,707)
Proceeds from sale-leaseback of aircraft	24,660	—	—	—	24,660
Restricted cash	7	365	1,969	—	2,341
Dividends paid to noncontrolling interest	—	—	(136)	63	(73)
Net cash provided by (used in) investing activities	(2,251)	(25,008)	1,417	63	(25,779)
Cash flows from financing activities:
Proceeds from shareholders, net	414	—	—	—	414
Repayments of credit facilities	(148,839)	—	—	—	(148,839)
Borrowings from credit facilities	166,993	—	—	—	166,993
Other long-term borrowings	444	—	—	—	444
Debt issuance costs	(339)	—	—	—	(339)
Shares withheld for payment of taxes	(166)	—	—	—	(166)
Net cash provided by financing activities	18,507	—	—	—	18,507

Effect of foreign currency exchange rates on cash and cash equivalents	(559)	—	(252)	—	(811)
Net increase (decrease) in cash and cash equivalents	(550)	73	1,155	—	678
Cash and cash equivalents at beginning of period	576	(12)	1,317	—	1,881
Cash and cash equivalents at end of period	$26	$61	$2,472	$—	$2,559

Note 14. Income Taxes
The Company’s effective tax rate for the three months ended September 30, 2015 was (1.6)% and differs from the federal statutory rate of 35% due to the full valuation allowance position in the U.S. and other foreign jurisdictions. The effective tax rate for the three months ended September 30, 2015 includes withholding taxes for which no net deferred tax assets will be recognized in 2015 due to the full valuation allowance position, as well as tax expense for deferred tax liabilities associated with indefinite lived assets, which liabilities cannot be offset against deferred tax assets to reduce the amount of the valuation allowance.
For the three months ended September 30, 2014, the Company's effective tax rate was 41.0% and differed from the statutory rate primarily due to differing tax rates in foreign jurisdictions and the distribution of income it earned in those jurisdictions.

The Company recognizes deferred tax assets if realization of such assets is more likely than not. In order to make this determination the Company evaluates factors for each jurisdiction including, but not limited to, the ability to generate future taxable income from reversing taxable temporary differences and forecasts of financial and taxable income or loss by jurisdiction. The cumulative loss incurred in the U.S. over the twelve quarter period ending March 31, 2015 was significant negative objective evidence against the Company’s ability to realize a benefit from its U.S. deferred tax assets which include net operating loss, tax credit carryforwards and other deferred tax assets. Such objective evidence limited the ability of the Company to consider in its evaluation other subjective evidence such as the Company’s projections for future growth. On the basis of its evaluation the Company determined that its U.S. deferred tax assets were not more likely than not to be realized and that a full valuation allowance against net U.S. deferred tax assets was appropriate.

As of September 30, 2015, for foreign jurisdictions, the Company believes it is more likely than not that it will realize all of its deferred tax assets, including its net operating loss carryforwards, with the exception of those related to Brazil, Italy and Malaysia where the Company recorded a full valuation allowance against net deferred tax assets in those jurisdictions.

As of September 30, 2015, there have been no material changes to the Company’s uncertain tax position as provided at December 31, 2014. The Company’s unrecognized tax benefits and related interest and penalties during the three months ended September 30, 2015 increased by $0.3 million primarily due to the uncertain tax positions associated with certain tax matters in Greece. The ending balance for the unrecognized tax benefits was approximately $9.5 million at September 30, 2015 and included penalties of approximately $3.0 million and the related interest was immaterial. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in other income (expense).

The IRS has completed the information gathering phase of their income tax examination of the 2012 tax year and has started the information gathering phase of their examination of the 2013 tax year. To date, no official adjustment or assessment has been made for both tax years. The Italian tax authorities have examined our fiscal years 2008 to 2010 and all assessments issued by the taxing authorities have been appealed to the appropriate level of the Italian court. The Malaysian tax authorities have examined our fiscal years 2008 to 2011 and have proposed adjustments relating to certain withholding tax liabilities which were not significant. The Greek tax authorities have completed their tax examination of the Company and the Company is currently in discussion with the Greek Tax Office on various tax matters. In July, the Company was notified that the Peru taxing authorities would be examining the Company's 2014 tax year and the audit is in the information gathering phase.

As of September 30, 2015, the Company is not aware of any adjustments that will have a material impact on the Company's consolidated financial position, results of operations, or cash flows from the aforementioned income tax examinations. All material uncertain tax positions associated with the examinations have been taken into account in the ending balance of the unrecognized tax benefits at September 30, 2015. The Company is not under income or withholding tax examination by tax authorities in any other jurisdictions.

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
Manufacturing & MRO. The Company's Manufacturing & MRO revenue is derived primarily from manufacturing; maintenance, repair, and overhaul services; as well as aircraft sales.
The following table sets forth information about the Company’s operations by its three reportable segments:
Revenue by Reportable Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
Government Aviation Services	$22,879	$36,055	$84,145	$119,466
Commercial Aviation Services	68,425	78,697	128,997	144,242
Manufacturing & MRO	9,829	3,586	23,472	9,699
Total net revenues	$101,133	$118,338	$236,614	$273,407

Gross Profit by Reportable Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross Profit:
Government Aviation Services	$1,297	$4,005	$7,735	$18,593
Commercial Aviation Services	29,316	42,689	28,362	47,990
Manufacturing & MRO	2,432	802	6,053	1,823
Total gross profit	$33,045	$47,496	$42,150	$68,406

Assets by Reportable Segment (in thousands):

	September 30, 2015	December 31, 2014
Assets:
Government Aviation Services	$176,597	$232,775
Commercial Aviation Services	61,419	56,456
Manufacturing & MRO	22,827	16,207
Corporate(1)	14,232	13,633
Assets held for sale	5,959	—
Fixed Assets(2)	363,817	386,450
Total assets	$644,851	$705,521

(1)	Corporate assets are comprised primarily of cash, deferred tax assets, and deferred offering costs.

(2)
Fixed assets are comprised of the aircraft fleet and fleet support assets including aircraft, net, aircraft support parts, net, and property, plant, and equipment, net. Property, plant, and equipment, net are primarily used to support the aircraft fleet, with minimal amounts allocated to the corporate function.

A reconciliation of the Company’s segment gross profit to operating loss for the three months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation to operating income (loss):
Government Aviation Services gross profit	$1,297	$4,005	$7,735	$18,593
Commercial Aviation Services gross profit	29,316	42,689	28,362	47,990
Manufacturing & MRO gross profit	2,432	802	6,053	1,823
Operating expenses, net(1)	(7,366)	(8,969)	(81,477)	(50,132)
Total operating income (loss)	$25,679	$38,527	$(39,327)	$18,274

(1)
Corporate expenses include corporate sales and marketing expenses, research and development, stock-based compensation expense, certain tax expenses, various nonrecurring charges including intangible asset impairments, and other separately managed general and administrative costs.

Net Revenues by Geographic Area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
North America	$60,717	$62,848	$104,769	$111,078
Middle East	13,514	18,602	46,640	60,041
Europe	11,000	13,462	14,905	22,399
Asia	1,675	3,787	12,670	15,723
South America	7,236	16,067	28,339	34,616
Africa	6,991	3,572	20,763	18,444
Australia	—	—	8,528	11,106
Total net revenues	$101,133	$118,338	$236,614	$273,407

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

Legal Proceedings
Arizona Environmental Matter
In August 2012, Erickson Helicopters, Inc. f/k/a Evergreen Helicopters, Inc. (Erickson’s wholly-owned subsidiary, ‘‘EHI’’) received a request for information from the State of Arizona regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State has been conducting soil and groundwater investigations and cleanups. In addition, EHI has been served with various petitions to perpetuate testimony regarding the State’s investigation into contamination at the Site. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. Based on the information request and the petition to perpetuate testimony, it is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the Site. There were no material developments with respect to this matter in 2014 or during the nine months period ended September 30, 2015. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

World Fuel Claim
In December 2013, World Fuel, a former fuel supplier of Evergreen International Aviation (‘‘EIA’’) and Evergreen Airlines (‘‘EA’’), filed suit against EIA, EA and other named parties claiming approximately $9 million of accounts payable due and owing to World Fuel for fuel purchases made by EIA and EA. EHI was a named party in the lawsuit since it was alleged that EHI signed a joint and several guaranty of payment in favor of World Fuel in 2012. In April 2014, the Company filed its Amended Answer which included certain counterclaims against World Fuel and certain cross claims against Mr. Delford Smith. Discovery in this matter is ongoing. Trial is currently scheduled for January 2016. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

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

Note 17. Related Party Transactions
In addition to the stated items and transaction below, the Company reimbursed various entities affiliated with the ZM Funds and Quinn Morgan, one of the Company's directors, for expenses and other costs totaling zero during the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, the Company reimbursed ZM Funds and Mr. Morgan for expenses and other costs totaling zero and $0.2 million, respectively.
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
During the nine months period ending September 30, 2015 and 2014, the Company incurred $0.1 million and $0.3 million, respectively, in legal costs associated with stockholder lawsuit filed against the Company, the members of its board of directors, EAC Acquisition Corp., and the ZM Funds and certain of their affiliates. See Note 16 "Commitments and Contingencies" for further discussion.
During the third quarter of 2015, the Company generated enough cash to retire some of its subordinated debt. Through the assistance of 10th Lane Partners, LLC, an entity controlled by Q&U investments, LLC and affiliated with Mr. Morgan, the Company was able to repurchase a subordinated note with a face value of $0.4 million for $0.2 million.
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

The Company was not party to any foreign currency forward contracts as of September 30, 2015 or December 31, 2014.

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

At September 30, 2015, EuAC consolidated assets and liabilities were $2.9 million and $0.7 million, respectively. At December 31, 2014, EuAC consolidated VIE assets and liabilities were $4.1 million and $1.9 million, respectively. As of September 30, 2015 and December 31, 2014, $0.8 million and $0.7 million, respectively, of net income related to noncontrolling interest is reflected in stockholders’ equity in the accompanying consolidated balance sheets.

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

At September 30, 2015 and December 31, 2014, Costa Do Sol consolidated assets and liabilities were $0.6 million and $0.9 million, respectively. As of September 30, 2015 and December 31, 2014, the net loss related to noncontrolling interest reflected in stockholders’ equity in the accompanying consolidated balance sheets was $0.1 million and zero, respectively.

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
The following table shows the computation of earnings (loss) per share (net earnings (loss) in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common shareholders	$15,073	$16,862	$(70,017)	$(7,841)
Basic weighted average shares outstanding	13,834,938	13,802,212	13,830,002	13,797,093
Dilutive effect of stock-based awards	—	14,838	—	—
Dilutive weighted average shares outstanding	13,834,938	13,817,050	13,830,002	13,797,093
Basic earnings (loss) per share	$1.09	$1.22	$(5.06)	$(0.57)
Diluted earnings (loss) per share	$1.09	$1.22	$(5.06)	$(0.57)
Antidilutive common stock equivalents excluded from diluted earnings (loss) per share	227,989	10,496	221,050	11,777

Note 22. Stock-based Compensation
In 2012, the Company adopted a Long Term Incentive Plan and reserved for issuance 417,649 shares of its common stock. The goal of the plan is to align the interests of the Company’s eligible participants with the interests of its stockholders by providing long-term incentive compensation opportunities tied to the performance of the Company and its common stock. Because vesting is based on continued employment, these equity based incentives are also intended to attract, retain, and motivate key personnel upon whose judgment, initiative, and effort the successful conduct of the Company’s business is largely dependent. There were 26,698 shares available for grant under the Long Term Incentive Plan as of September 30, 2015. The fair value of restricted stock units is determined based on the quoted closing price of the Company’s common stock on the date of grant.

The following table summarizes the Company’s restricted stock unit awards activity during the nine months ended September 30, 2015:

	Restricted Stock Award Units	Weighted-Average Grant Date Fair Value
Outstanding unvested at December 31, 2014	55,603	$13.59
Vested	(27,213)	12.13
Forfeited	(18,890)	14.15
Outstanding unvested at September 30, 2015	9,500	$16.64

During the three months ended September 30, 2015 and September 30, 2014, the Company granted zero restricted stock units. During the nine months ended September 30, 2015 and September 30, 2014, the Company granted zero and 15,500 restricted stock units, respectively.

On July 2, 2015, the Company's stockholders approved and adopted the CEO Plan and Stock Option Agreement ("the Plan"). The Plan provides the Company's CEO the option to purchase 165,000 shares of common stock. On July 29, 2015, such option was granted for a weighted average exercise price of $6.05 per share. The option becomes exercisable at a rate of 20% on March 2, 2016, and 5% on the last day of each quarter thereafter beginning June 30, 2016 for a total of sixteen additional increments. The weighted average fair value of the option granted was $2.15 per share using the Black-Scholes model and the following assumptions: risk free interest rate of 1.05%; expected dividend yield of 0%; expected life of 10 years; and volatility of 61.8%. As of September 30, 2015, no options were vested or exercisable.

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2015 and 2014 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense:
Cost of revenues	$—	$18	$14	$48
Operating expenses	114	202	197	568
Total	$114	$220	$211	$616

Unrecognized stock-based compensation expense related to outstanding unvested restricted stock unit awards and the CEO stock option award as of September 30, 2015 is expected to be recognized over a weighted average period of 2.2 years, as follows (in thousands):

Unamortized Compensation Expense
2015	$84
2016	133
2017	70
2018	67
2019	63
Thereafter	16
Total	$433

Note 23. Costs and Estimated Earnings on Uncompleted Contract
Information related to an uncompleted contract is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Costs incurred on uncompleted contract	$1,110	$—	$1,110	$—
Estimated earnings	563	—	563	—
	1,673	—	1,673	—
Less: billings to date	(466)	—	(466)	—
	$1,207	$—	$1,207	$—

As of September 30, 2015, the Company has $1.2 million of costs and estimated earnings in excess billings related to the uncompleted contract included in accounts receivable in the accompanying balance sheet. Revenues and costs related to the uncompleted project are included in the Company's Manufacturing & MRO segment in the accompanying statement of comprehensive income (loss). See Note 15.

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

OVERVIEW OF THE BUSINESS

We are a leading global provider of aviation services to a worldwide mix of commercial and government customers. Our 2013 acquisitions have expanded the type of aircraft and services we can provide to our customers. We currently operate a diverse fleet of 75 rotor-wing and fixed-wing aircraft. Our fleet supports a variety of government and commercial customers, across a broad range of aerial services, including critical supply and logistics for deployed military forces, humanitarian relief, firefighting, timber harvesting, infrastructure construction, and crewing. We also maintain a vertically-integrated manufacturing capability for select aircraft, related components, and other aftermarket support and maintenance, repair, and overhaul services. We typically lease our aircraft to customers for specific missions, with customers generally paying for the aircraft, maintenance, and crewing services, and in some cases, fuel expense. Our diverse fleet has a lift capacity of up to 25,000 pounds.

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
Aircraft Fleet
As of September 30, 2015, we operated a fleet of 75 Aircraft, 51 of which were providing aerial services for our customers during the quarter and eight of which were classified as held for sale. Aircraft fleet size and utilization are major drivers of our revenues. Throughout the course of any year, we may remove aircraft from service for maintenance or for sale, or add aircraft to the fleet through our own production or through a purchase or lease. We intend to actively manage our aircraft fleet mix to capture new opportunities and maximize returns. Our aircraft can be deployed into our various aviation services segments. We maintain a master fleet schedule and attempt to maximize aircraft utilization and revenues by minimizing our aircraft idle time, or “white space”.

Our overall fleet utilization (calculated as the number of days on contract as a percentage of total available days) decreased to 46.9% in the third quarter of 2015 from 54.2% in the third quarter of 2014, primarily as a result of decreased utilization of our medium and light rotor wing aircraft and fixed wing aircraft.

The following table presents the changes in aircraft employed in our fleet as of September 30, 2015:

	Aircraft	Total Aircraft Employed
Aircraft in our fleet at December 31, 2014		86
Aircraft leased	3
Aircraft returned to lessor	(5)
Net aircraft exchanged	(2)
Aircraft sold	(7)
Aircraft in our fleet at September 30, 2015		75

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

Costs Associated with our Financing Arrangements. We are a leveraged company and, as a result, have significant debt service obligations. We are subject to financial covenants under our Revolving Credit Facility and 2020 Senior Notes. We were in compliance with our financial covenants at September 30, 2015 and December 31, 2014. Our ability to service our debt and comply with the financial covenants under our Revolving Credit Facility and 2020 Senior Notes is subject to various risks and uncertainties, and among other factors may be adversely affected by any of the following:

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

Greece Receivable. As of September 30, 2015, included within our other non-current assets balance was $4.9 million (€4.4 million) due from the Hellenic Fire Brigade for final payment of firefighting services performed in 2011. In 2012, the Greek taxing authorities asserted that we had a permanent establishment in Greece for 2011 and 2010, which would require us to file Greek tax returns and pay related taxes. The Hellenic Fire Brigade is withholding payment to us until a resolution is made regarding our permanent establishment status. To date, no formal tax assessments have been made, and we are continuing to pursue various options to settle this dispute. As of September 30, 2015, there have been no material changes to our uncertain tax position as provided at December 31, 2014. Our unrecognized tax benefits and related interest and penalties during the three months ended September 30, 2015 increased by $0.2 million due to the uncertain tax positions associated with certain tax matters in Greece. The ending balance for the unrecognized tax benefits was approximately $8.5 million at September 30, 2015 and included penalties of approximately $2.9 million. Our policy is to recognize interest and penalties related to uncertain tax positions in other income (expense).

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

We expect to reduce the scope of firefighting services we provide to the U.S. Forest Service.  We believe this will enable us to utilize our Aircranes for other longer-term Commercial Aviation Services opportunities in emerging markets, which would help us more effectively balance the seasonality of our business and increase the year-round utilization of our Aircranes.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table presents our consolidated operating results for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

(Dollars in thousands)	Three Months Ended September 30, 2015	% of Revenues	Three Months Ended September 30, 2014	% of Revenues	Change	% Change
Net revenues:
Government Aviation Services	$22,879	22.6	$36,055	30.5	$(13,176)	(36.5)
Commercial Aviation Services	68,425	67.7	78,697	66.5	(10,272)	(13.1)
Manufacturing & MRO	9,829	9.7	3,586	3.0	6,243	174.1
Total revenues	101,133	100.0	118,338	100.0	(17,205)	(14.5)
Cost of revenues:
Government Aviation Services(1)	21,582	94.3	32,050	88.9	(10,468)	(32.7)
Commercial Aviation Services(1)	39,109	57.2	36,008	45.8	3,101	8.6
Manufacturing & MRO(1)	7,397	75.3	2,784	77.6	4,613	165.7
Total cost of revenues	68,088	67.3	70,842	59.9	(2,754)	(3.9)
Gross profit:
Government Aviation Services(1)	$1,297	5.7	$4,005	11.1	(2,708)	(67.6)
Commercial Aviation Services(1)	29,316	42.8	42,689	54.2	(13,373)	(31.3)
Manufacturing & MRO(1)	2,432	24.7	802	22.4	1,630	203.2
Gross profit	33,045	32.7	47,496	40.1	(14,451)	(30.4)
Operating expenses:
General and administrative	5,483	5.4	6,608	5.6	(1,125)	(17.0)
Research and development	425	0.4	783	0.7	(358)	(45.7)
Selling and marketing	1,458	1.4	1,578	1.3	(120)	(7.6)
Total operating expenses	7,366	7.3	8,969	7.6	(1,603)	(17.9)
Operating income	25,679	25.4	38,527	32.6	(12,848)	(33.3)
Other expense:
Interest expense, net	(9,292)	(9.2)	(9,002)	(7.6)	(290)	3.2
Other expense, net	(1,276)	(1.3)	(831)	(0.7)	(445)	53.5
Total other expense	(10,568)	(10.4)	(9,833)	(8.3)	(735)	7.5
Net income before taxes and noncontrolling interest	15,111	14.9	28,694	24.2	(13,583)	(47.3)
Income tax expense (benefit)	(240)	(0.2)	11,753	9.9	(11,993)	(102.0)
Net income	15,351	15.2	16,941	14.3	(1,590)	(9.4)
Less: Net income related to noncontrolling interest	(278)	(0.3)	(79)	(0.1)	(199)	251.9
Net income attributable to Erickson Incorporated	$15,073	14.9	$16,862	14.2	$(1,789)	(10.6)

(1)	Percentage of net revenues of segment.

(2)	We use the abbreviation ‘‘NM’’ throughout this Form 10-Q to refer to changes that are not meaningful.

Revenues
Consolidated revenues decreased by $17.2 million to $101.1 million in the third quarter of 2015 from $118.3 million in the third quarter of 2014. The decrease in revenues was attributable to a $13.2 million decrease in Government Aviation Services revenues coupled with a $10.3 million decrease in Commercial Aviation Services revenues partially offset by a $6.2 million increase in Manufacturing & MRO compared to the third quarter of 2014.

(Dollars in thousands)	Three Months Ended September 30, 2015	% of Revenues	Three Months Ended September 30, 2014	% of Revenues	Change	% Change
Net revenues:
Government Aviation Services	$22,879	22.6	$36,055	30.5	$(13,176)	(36.5)
Commercial Aviation Services	68,425	67.7	78,697	66.5	(10,272)	(13.1)
Manufacturing & MRO	9,829	9.7	3,586	3.0	6,243	174.1
Total Revenues	$101,133	100.0	$118,338	100.0	$(17,205)	(14.5)

Government Aviation Services Revenues
Government Aviation Services revenues decreased $13.2 million, to $22.9 million for the third quarter of 2015 from $36.1 million in the third quarter of 2014 due to decreased demand and the end of existing contracts, which we were unable to replace with new contracts, from our customers in the Department of Defense market. The decrease was primarily driven by a reduction in the scope of Department of Defense activity in Afghanistan, coupled with the end of our contracts in the Philippines and other locations.

Commercial Aviation Services Revenues
Commercial Aviation Services revenues decreased $10.3 million, to $68.4 million in the third quarter of 2015 from $78.7 million in the third quarter of 2014 primarily due to a lower oil and gas revenues due to a true-up payment related to the Air Amazonia contract realized in the third quarter of 2014, in addition to a weaker international fire season, and lower infrastructure construction and timber harvesting revenues in North America.

Manufacturing & MRO Revenues
Manufacturing & MRO revenues increased $6.2 million, to $9.8 million in the third quarter of 2015 from $3.6 million in the third quarter of 2014. This increase was driven primarily by higher revenues generated from aircraft and related asset sales in the third quarter of 2015 of $2.6 million compared to $1.2 million in 2014, coupled with increased part sales supporting our legacy programs as well the Bell 214 program.
Cost of Revenues
Consolidated cost of revenues decreased by $2.8 million, or 3.9%, to $68.1 million for the third quarter of 2015 from $70.8 million for the third quarter of 2014. The decrease was attributable to a decrease of $10.5 million in Government Aviation Services costs, partially offset by an increase of $4.6 million in Manufacturing & MRO costs and an increase in Commercial Aviation Services costs of $3.1 million when compared to the third quarter of 2014.

(Dollars in thousands)	Three Months Ended September 30, 2015	% of Revenues	Three Months Ended September 30, 2014	% of Revenues	Change	% Change
Cost of revenues:
Government Aviation Services(1)	$21,582	94.3	$32,050	88.9	$(10,468)	(32.7)
Commercial Aviation Services(1)	39,109	57.2	36,008	45.8	3,101	8.6
Manufacturing & MRO(1)	7,397	75.3	2,784	77.6	4,613	165.7
Total cost of revenues	$68,088	67.3	$70,842	59.9	$(2,754)	(3.9)

(1)	Percent of net revenues of applicable segment

Government Aviation Services Cost of Revenues

Costs of revenues for our Government Aviation Services segment are primarily comprised of venue costs. For the third quarter of 2015, these costs were $21.6 million, or 94.3% of revenues, as compared to $32.1 million, or 88.9% in the third quarter of 2014. The decrease of $10.5 million was primarily correlated to decreased revenues for defense and security and transport and other government-related services. Costs as a percentage of revenues increased by 540 basis points primarily due to reduced revenue covering the fixed costs present in the business as well as the loss of higher margin contracts.

Commercial Aviation Services Cost of Revenues
Costs of revenues for our Commercial Aviation Services segment are primarily comprised of venue costs associated with firefighting, timber harvesting, infrastructure construction, and oil and gas services. For the third quarter of 2015, these costs were $39.1 million, or 57.2% of revenues, as compared to $36.0 million, or 45.8% of net revenues in the third quarter of 2014. Costs as a percentage of revenues increased to 57.2% from 45.8%, primarily due to the highly fixed nature of the costs in our business as well as the weakening of the Canadian currency.

Manufacturing & MRO Cost of Revenues
Costs of revenues for our Manufacturing and MRO segment are primarily comprised of direct and indirect costs associated with manufacturing and MRO sales as well as sales of aircraft and related parts. For the third quarter of 2015, these costs were $7.4 million, or 75.3% of revenues for the segment, as compared to $2.8 million, or 77.6% in the third quarter of 2014. The increase of $4.6 million was primarily due to sales of the aircraft and aircraft support components. Cost of revenues as a percentage of revenues decreased to 75.3% from 77.6%, primarily due to higher margin sales realized in both our MRO business as well as parts sales.
Gross Profit
Consolidated gross profit decreased by $14.5 million, or 30.4%, to $33.0 million in the third quarter of 2015 from $47.5 million in the third quarter of 2014. A combination of a decrease in Commercial Aviation Services gross profit of $13.4 million, and a decrease in Government Aviation Services gross profit of $2.7 million were partially offset by an increase in Manufacturing & MRO gross profit of $1.6 million.

(Dollars in thousands)	Three Months Ended September 30, 2015	% of Revenues	Three Months Ended September 30, 2014	% of Revenues	Change	% Change
Gross profit:
Government Aviation Services(1)	$1,297	5.7	$4,005	11.1	$(2,708)	(67.6)
Commercial Aviation Services(1)	29,316	42.8	42,689	54.2	(13,373)	(31.3)
Manufacturing & MRO(1)	2,432	24.7	802	22.4	1,630	203.2
Total gross profit	$33,045	32.7	$47,496	40.1	$(14,451)	(30.4)

(1)	Percentage of net revenues of applicable segment

Government Aviation Services. Primarily as a result of the factors discussed above, Government Aviation Services gross profit decreased by $2.7 million, or 67.6%, to $1.3 million in the third quarter of 2015 from $4.0 million in the third quarter of 2014. Gross profit margin was 5.7% in the third quarter of 2015 compared to 11.1% in the third quarter of 2014.

Commercial Aviation Services. Primarily as a result of the factors discussed above, Commercial Aviation Services gross profit decreased by $13.4 million to $29.3 million in the third quarter of 2015 from $42.7 million in the third quarter of 2014. Gross profit margin was 42.8% in the third quarter of 2015 compared to 54.2% in the third quarter of 2014.

Manufacturing & MRO. Primarily as a result of the factors discussed above, Manufacturing and MRO gross profit increased by $1.6 million to $2.4 million in the third quarter of 2015 from $0.8 million in the third quarter of 2014. Gross profit margin was 24.7% in the third quarter of 2015 compared to 22.4% in the third quarter of 2014.

Operating Expenses

(Dollars in thousands)	Three Months Ended September 30, 2015	% of Revenues	Three Months Ended September 30, 2014	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$5,483	5.4	$6,608	5.6	$(1,125)	(17.0)
Research and development	425	0.4	783	0.7	(358)	(45.7)
Selling and marketing	1,458	1.4	1,578	1.3	(120)	(7.6)
Total operating expenses	7,366	7.3	8,969	7.6	(1,603)	(17.9)
Operating income	$25,679	25.4	$38,527	32.6	$(12,848)	(33.3)
Operating expenses decreased by $1.6 million, to $7.4 million in the third quarter of 2015 from $9.0 million in the third quarter of 2014. General and administrative costs decreased by $1.1 million primarily driven by reductions in headcount as well as cost savings initiatives enacted company wide. Selling and marketing costs also decreased by $0.1 million as a result of these same cost savings initiatives. Research and development costs decreased to $0.4 million in the third quarter of 2015 from $0.8 million in the third quarter of 2014, primarily due to reductions in headcount.

Other Expense

(Dollars in thousands)	Three Months Ended September 30, 2015	% of Revenues	Three Months Ended September 30, 2014	% of Revenues	Change	% Change
Other expense:
Interest expense, net	$(9,292)	(9.2)	$(9,002)	(7.6)	$(290)	3.2
Other expense, net	(1,276)	(1.3)	(831)	(0.7)	(445)	53.5
Total other expense	$(10,568)	(10.4)	$(9,833)	(8.3)	$(735)	7.5
Total other expense increased by $0.7 million to $10.6 million in the third quarter of 2015 from $9.8 million in the third quarter of 2014. Interest expense, net increased by $0.3 million to $9.3 million in the third quarter of 2015, from $9.0 million in the third quarter of 2014, primarily due to an increase in our average outstanding borrowings. Other expense, net increased by $0.4 million to $1.3 million in the third quarter of 2015 from $0.8 million in the third quarter of 2014 due to the factors described below.

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Other income (expense), net:
Unrealized foreign exchange gain (loss)	$84	$(518)	$602
Realized foreign exchange gain	57	93	(36)
Amortization of debt issuance costs	(683)	(613)	(70)
Loss on early extinguishment of debt	153	—	153
Gain on involuntary conversion	—	308	(308)
Gain on disposal of equipment	51	62	(11)
Other expense, net	(938)	(163)	(775)
Total other expense, net	$(1,276)	$(831)	$(445)
Total other expense, net increased by $0.4 million to $1.3 million in the third quarter of 2015 from $0.8 million in the third quarter of 2014. The increase in net expense was primarily due to costs incurred in 2015 related to the reduction in scope of our operations in Brazil.

Income Tax Expense (Benefit)

(Dollars in thousands)	Three Months Ended September 30, 2015	% of Revenues	Three Months Ended September 30, 2014	% of Revenues	Change	% Change
Net income before taxes and noncontrolling interest	$15,111	14.9	$28,694	24.2	$(13,583)	(47.3)
Income tax expense (benefit)	(240)	(0.2)	11,753	9.9	(11,993)	(102.0)
Net income	$15,351	15.2	$16,941	14.3	$(1,590)	(9.4)
Income tax expense decreased by $12.0 million to a $0.2 million benefit for the third quarter of 2015, as compared to $11.8 million income tax expense for the third quarter of 2014, due to the full valuation allowance position taken in 2015 against our deferred tax asset in the US., Brazil, and Italy.
Net Income Attributable to Erickson Incorporated

(Dollars in thousands)	Three Months Ended September 30, 2015	% of Revenues	Three Months Ended September 30, 2014	% of Revenues	Change	% Change
Net income	$15,351	15.2	$16,941	14.3	$(1,590)	(9.4)
Less: Net income related to noncontrolling interest	(278)	(0.3)	(79)	(0.1)	(199)	251.9
Net income attributable to Erickson Incorporated and common stockholders	$15,073	14.9	$16,862	14.2	$(1,789)	(10.6)
Net income attributable to Erickson decreased by $1.8 million to $15.1 million in the third quarter of 2015 from $16.9 million in the third quarter of 2014, primarily due to the changes in revenues, expenses, and taxes discussed above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table presents our consolidated operating results for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

(Dollars in thousands)	Nine Months Ended September 30, 2015	% of Revenues	Nine Months Ended September 30, 2014	% of Revenues	Change	% Change
Net revenues:
Government Aviation Services	$84,145	35.6	$119,466	43.7	$(35,321)	(29.6)
Commercial Aviation Services	128,997	54.5	144,242	52.8	(15,245)	(10.6)
Manufacturing & MRO	23,472	9.9	9,699	3.5	13,773	142.0
Total revenues	236,614	100.0	273,407	100.0	(36,793)	(13.5)
Cost of revenues:
Government Aviation Services(1)	76,410	90.8	100,873	84.4	(24,463)	(24.3)
Commercial Aviation Services(1)	100,635	78.0	96,252	66.7	4,383	4.6
Manufacturing & MRO(1)	17,419	74.2	7,876	81.2	9,543	121.2
Total cost of revenues	194,464	82.2	205,001	75.0	(10,537)	(5.1)
Gross profit:
Government Aviation Services(1)	7,735	9.2	$18,593	15.6	(10,858)	(58.4)
Commercial Aviation Services(1)	28,362	22.0	47,990	33.3	(19,628)	(40.9)
Manufacturing & MRO(1)	6,053	25.8	1,823	18.8	4,230	232.0
Gross profit	42,150	17.8	68,406	25.0	(26,256)	(38.4)
Operating expenses:
General and administrative	18,082	7.6	20,399	7.5	(2,317)	(11.4)
Research and development	1,886	0.8	2,839	1.0	(953)	(33.6)
Selling and marketing	4,543	1.9	5,622	2.1	(1,079)	(19.2)
Impairment of goodwill	49,823	21.1	21,272	7.8	28,551	134.2
Other asset impairment	7,143	3.0	—	—	7,143	NM
Total operating expenses	81,477	34.4	50,132	18.3	31,345	62.5
Operating income (loss)	(39,327)	(16.6)	18,274	6.7	(57,601)	(315.2)
Other expense:
Interest expense, net	(27,879)	(11.8)	(26,866)	(9.8)	(1,013)	3.8
Other expense, net	(2,932)	(1.2)	(2,193)	(0.8)	(739)	33.7
Total other expense	(30,811)	(13.0)	(29,059)	(10.6)	(1,752)	6.0
Net loss before taxes and noncontrolling interest	(70,138)	(29.6)	(10,785)	(3.9)	(59,353)	NM
Income tax benefit	(167)	(0.1)	(3,039)	(1.1)	2,872	(94.5)
Net loss	(69,971)	(29.6)	(7,746)	(2.8)	(62,225)	NM
Less: Net income related to noncontrolling interest	(46)	—	(95)	—	49	(51.6)
Net loss attributable to Erickson Incorporated	$(70,017)	(29.6)	$(7,841)	(2.9)	$(62,176)	NM

(1)	Percentage of net revenues of segment.

(2)	We use the abbreviation ‘‘NM’’ throughout this Form 10-Q to refer to changes that are not meaningful.

Revenues
Consolidated revenues decreased by $36.8 million to $236.6 million in the nine months ended September 30, 2015 from $273.4 million in the nine months ended September 30, 2014. The decrease in revenues was attributable to a $35.3 million decrease in Government Aviation Services revenues coupled with a $15.2 million decrease in Commercial Aviation Services revenues partially offset by a $13.8 million increase in Manufacturing & MRO compared to the nine months ended September 30, 2014.

(Dollars in thousands)	Nine Months Ended September 30, 2015	% of Revenues	Nine Months Ended September 30, 2014	% of Revenues	Change	% Change
Net revenues:
Government Aviation Services	$84,145	35.6	$119,466	43.7	$(35,321)	(29.6)
Commercial Aviation Services	128,997	54.5	144,242	52.8	(15,245)	(10.6)
Manufacturing & MRO	23,472	9.9	9,699	3.5	13,773	142.0
Total revenues	$236,614	100.0	$273,407	100.0	$(36,793)	(13.5)

Government Aviation Services Revenues
 Government Aviation Services revenues decreased $35.3 million, or 29.6%, to $84.1 million for the nine months ended September 30, 2015 from $119.5 million in the nine months ended September 30, 2014 due to decreased demand and the end of existing contracts, which we were unable to replace with new contracts, from our customers in the Department of Defense market. The decrease was primarily driven by the reduction in the scope of Department of Defense activity in Afghanistan, coupled with the end of our contracts in the Philippines and other locations.

Commercial Aviation Services Revenues
Commercial Aviation Services revenues decreased $15.2 million, or 10.6%, to $129.0 million in the nine months ended September 30, 2015 from $144.2 million in the nine months ended September 30, 2014 primarily due to a decrease in oil and gas services in South America, coupled with lower firefighting revenues in Europe and Australia and a decrease in timber harvesting.

Manufacturing & MRO Revenues
Manufacturing & MRO revenues increased $13.8 million, or 142.0%, to $23.5 million in the nine months ended September 30, 2015 from $9.7 million in the nine months ended September 30, 2014. This increase was driven by an increase in revenues generated from aircraft and related asset sales in 2015 of $7.1 million compared to $2.2 million in 2014. Sales of other aircraft support components also contributed to the increase in 2015 compared to 2014 largely due to the Bell 214 program which began in early 2015.
Cost of Revenues
Consolidated cost of revenues decreased by $10.5 million, or 5.1%, to $194.5 million for the nine months ended September 30, 2015 from $205.0 million for the nine months ended September 30, 2014. The decrease was attributable to a decrease of $24.5 million in Government Aviation Services costs, partially offset by an increase of $9.5 million in Manufacturing & MRO costs and an increase of $4.4 million in Commercial Aviation Services costs compared to 2014.

(Dollars in thousands)	Nine Months Ended September 30, 2015	% of Revenues	Nine Months Ended September 30, 2014	% of Revenues	Change	% Change
Cost of revenues:
Government Aviation Services(1)	$76,410	90.8	$100,873	84.4	$(24,463)	(24.3)
Commercial Aviation Services(1)	100,635	78.0	96,252	66.7	4,383	4.6
Manufacturing & MRO(1)	17,419	74.2	7,876	81.2	9,543	121.2
Total cost of revenues	$194,464	82.2	$205,001	75.0	$(10,537)	(5.1)

(1)	Percent of net revenues of applicable segment

Government Aviation Services Cost of Revenues
Costs of revenues for our Government Aviation Services segment are primarily comprised of venue costs. For the nine months ended September 30, 2015, these costs were $76.4 million, or 90.8% of revenues, as compared to $100.9 million, or 84.4% in the nine months ended September 30, 2014. The decrease of $24.5 million was primarily correlated to decreased revenues for defense and security and transport and other government-related services. Costs as a percentage of revenues increased by 640.0 basis points primarily due to reduced revenues covering the fixed costs present in the business as well the loss of higher margin contracts.

Commercial Aviation Services Cost of Revenues
Costs of revenues for our Commercial Aviation Services segment are primarily comprised of venue costs associated with firefighting, timber harvesting, infrastructure construction, and oil and gas services. For the nine months ended September 30, 2015, these costs were $100.6 million, or 78.0% of revenues, as compared to $96.3 million, or 66.7% of revenues in the nine months ended September 30, 2014. The increase of $4.4 million was primarily due to increased costs for firefighting, oil and gas services and infrastructure construction. Costs as a percentage of revenues increased to 78.0% from 66.7%, primarily due to the highly fixed nature of the costs in our business, and the weakening of both the Australian and Canadian currencies.

Manufacturing & MRO Cost of Revenues
Costs of revenues for our Manufacturing and MRO segment are primarily comprised of direct and indirect costs associated with manufacturing and MRO sales. For the nine months ended September 30, 2015, these costs were $17.4 million, or 74.2% of revenues for the segment, as compared to $7.9 million, or 81.2% in the nine months ended September 30, 2014. The increase of $9.5 million was primarily due to sales of the aircraft and aircraft support components. Cost of revenues as a percentage of revenues decreased to 74.2% from 81.2%, primarily due to higher margin parts sales and by the Bell 214 program.
Gross Profit
Consolidated gross profit decreased by $26.3 million, or 38.4%, to $42.2 million in the nine months ended September 30, 2015 from $68.4 million in the nine months ended September 30, 2014. A combination of a decrease in Commercial Aviation Services gross profit of $19.6 million and a decrease in Government Aviation Services gross profit of $10.9 million were partially offset by an increase in Manufacturing & MRO gross profit of $4.2 million.

(Dollars in thousands)	Nine Months Ended September 30, 2015	% of Revenues	Nine Months Ended September 30, 2014	% of Revenues	Change	% Change
Gross profit:
Government Aviation Services(1)	$7,735	9.2	$18,593	15.6	$(10,858)	(58.4)
Commercial Aviation Services(1)	28,362	22.0	47,990	33.3	(19,628)	(40.9)
Manufacturing & MRO(1)	6,053	25.8	1,823	18.8	4,230	232.0
Total gross profit	$42,150	17.8	$68,406	25.0	$(26,256)	(38.4)

(1)	Percentage of net revenues of applicable segment

Government Aviation Services. Primarily as a result of the factors discussed above, Government Aviation Services gross profit decreased by $10.9 million, or 58.4%, to $7.7 million in the nine months ended September 30, 2015 from $18.6 million in the nine months ended September 30, 2014. Gross profit margin was 9.2% in the nine months ended September 30, 2015 compared to 15.6% in the nine months ended September 30, 2014.

Commercial Aviation Services. Primarily as a result of the factors discussed above, Commercial Aviation Services gross profit decreased by $19.6 million, to a $28.4 million loss in the nine months ended September 30, 2015 from $48.0 million profit in the nine months ended September 30, 2014. Gross profit margin was 22.0% in the nine months ended September 30, 2015 compared to 33.3% in the nine months ended September 30, 2014.

Manufacturing & MRO. Primarily as a result of the factors discussed above, Manufacturing and MRO gross profit increased by $4.2 million, or 232.0%, to $6.1 million in the nine months ended September 30, 2015 from $1.8 million in the nine months ended September 30, 2014. Gross profit margin was 25.8% in the nine months ended September 30, 2015 compared to 18.8% in the nine months ended September 30, 2014.

Operating Expenses

(Dollars in thousands)	Nine Months Ended September 30, 2015	% of Revenues	Nine Months Ended September 30, 2014	% of Revenues	Change	% Change
Operating expenses:
General and administrative	$18,082	7.6	$20,399	7.5	$(2,317)	(11.4)
Research and development	1,886	0.8	2,839	1.0	(953)	(33.6)
Selling and marketing	4,543	1.9	5,622	2.1	(1,079)	(19.2)
Impairment of goodwill	49,823	21.1	21,272	7.8	28,551	134.2
Other asset impairment	7,143	3.0	—	—	7,143	NM
Total operating expenses	81,477	34.4	50,132	18.3	31,345	62.5
Operating income (loss)	$(39,327)	(16.6)	$18,274	6.7	$(57,601)	(315.2)
Operating expenses increased by $31.3 million, to $81.5 million in the nine months ended September 30, 2015 from $50.1 million in the nine months ended September 30, 2014. The increase was primarily due to goodwill impairment loss associated with our Government Aviation Services segment of $49.8 million in 2015 compared to $21.3 million in 2014, coupled with $7.1 million in other asset impairments related to aircraft that were reclassified to available for sale and written down to their fair values. General and administrative costs decreased $2.3 million while selling and marketing costs decreased $1.1 million. These decreases were primarily due to headcount reductions as well as the cost saving initiatives previously discussed. Research and development costs decreased to $1.9 million in the nine months ended September 30, 2015 from $2.8 million in the nine months ended September 30, 2014, primarily due to the lower costs associated with our composite main rotor blade program and reductions in headcount.

Other Expense

(Dollars in thousands)	Nine Months Ended September 30, 2015	% of Revenues	Nine Months Ended September 30, 2014	% of Revenues	Change	% Change
Other expense:
Interest expense, net	$(27,879)	(11.8)	$(26,866)	(9.8)	$(1,013)	3.8
Other expense, net	(2,932)	(1.2)	(2,193)	(0.8)	(739)	33.7
Total other expense	$(30,811)	(13.0)	$(29,059)	(10.6)	$(1,752)	6.0
Total other expense increased by $1.8 million to $30.8 million of net expense in the nine months ended September 30, 2015 from $29.1 million of net expense in the nine months ended September 30, 2014. Interest expense, net increased by $1.0 million to $27.9 million in the nine months ended September 30, 2015, from $26.9 million in the nine months ended September 30, 2014, primarily due to an increase in our average outstanding borrowings. Other expense, net increased by $0.7 million to $2.9 million in the nine months ended September 30, 2015 from $2.2 million in the nine months ended September 30, 2014 due to the factors described below.

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Other income (expense), net:
Unrealized foreign exchange loss	$(295)	$(274)	$(21)
Realized foreign exchange gain	4	51	(47)
Amortization of debt issuance costs	(1,937)	(1,827)	(110)
Gain on early extinguishment of debt	153	—	153
Gain on involuntary conversion	—	308	(308)
Gain on disposal of equipment	121	253	(132)
Other expense, net	(978)	(704)	(274)
Total other expense	$(2,932)	$(2,193)	$(739)

Other expense, net increased by $0.7 million to $2.9 million in the nine months ended September 30, 2015 from $2.2 million in the nine months ended September 30, 2014. The increase in net expense was primarily due to costs incurred in 2015 related to the reduction in scope of our operations in Brazil.

Income Tax Benefit

(Dollars in thousands)	Nine Months Ended September 30, 2015	% of Revenues	Nine Months Ended September 30, 2014	% of Revenues	Change	% Change
Net loss before taxes and noncontrolling interest	$(70,138)	(29.6)	$(10,785)	(3.9)	$(59,353)	NM
Income tax benefit	(167)	(0.1)	(3,039)	(1.1)	2,872	(94.5)
Net loss	$(69,971)	(29.6)	$(7,746)	(2.8)	$(62,225)	NM
Income tax benefit decreased by $2.9 million to $0.2 million for the nine months ended September 30, 2015, as compared to $3.0 million for the nine months ended September 30, 2014, due to the full valuation allowance position taken by us in the U.S., Brazil, and Italy that was primarily driven by the $49.8 million goodwill impairment recognized in the first quarter of 2015.
Net Loss Attributable to Erickson Incorporated

(Dollars in thousands)	Nine Months Ended September 30, 2015	% of Revenues	Nine Months Ended September 30, 2014	% of Revenues	Change	% Change
Net loss	$(69,971)	(29.6)	$(7,746)	(2.8)	$(62,225)	NM
Less: Net income related to noncontrolling interest	(46)	—	(95)	—	49	(51.6)
Net loss attributable to Erickson Incorporated and common stockholders	$(70,017)	(29.6)	$(7,841)	(2.9)	$(62,176)	NM
Net loss attributable to Erickson increased by $62.2 million to $70.0 million in the nine months ended September 30, 2015 from $7.8 million in the nine months ended September 30, 2014, primarily due to the changes in revenues, expenses, and taxes discussed above. As there were no dividends during the nine months ended September 30, 2015 or 2014, net loss attributable to common stockholders was also $70.0 million for the nine months ended September 30, 2015 and $7.8 million for the nine months ended September 30, 2014.

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

We have a concentration of large customers, several of which are U.S. and foreign government agencies or entities, and our cash flows depend on being able to collect our receivables from them. If we cannot generate sufficient cash from operations to comply with our debt service obligations, we will need to refinance these debt obligations, obtain additional financing, or sell assets. We believe that our cash from operations and borrowings available to us under our Revolving Credit Facility will be adequate to meet our liquidity needs, capital expenditure requirements and debt service payments for at least the next 12 months. Our Revolving Credit Facility has a maturity date of May 2, 2018.

In addition, we may need to fund our debt service obligations or capital expenditures through the issuance of debt or equity securities or other external financing sources to the extent we are unable to fund these debt service obligations or capital expenditures out of our cash from operations or our Revolving Credit Facility.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following chart is a condensed presentation of our statement of cash flows for the three months ended September 30, 2015 and September 30, 2014 (in thousands):

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Net cash provided by operating activities	$33,829	$32,747	$1,082
Net cash used in investing activities	(3,701)	(14,995)	11,294
Net cash used in financing activities	(28,031)	(15,875)	(12,156)
Foreign-currency effect on cash and cash equivalents	(2,165)	(1,762)	(403)
Net increase (decrease) in cash and cash equivalents	(68)	115	(183)
Cash and cash equivalents at beginning of period	1,766	2,444	(678)
Cash and cash equivalents at end of period	$1,698	$2,559	$(861)

Sources and Uses of Cash
At September 30, 2015, we had cash and cash equivalents of $1.7 million compared to $5.1 million at December 31, 2014. At September 30, 2015, we had restricted cash of $0.3 million compared to $0.6 million at December 31, 2014. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance bonds on certain contracts.

Net cash provided by operating activities. For the quarter ended September 30, 2015 net cash provided by operating activities before the change in operating assets and liabilities was $27.1 million, which included net income of $15.4 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $11.8 million (depreciation and amortization of $12.2 million, amortization of debt issuance costs of $0.7 million, stock-based compensation of $0.1 million and non-cash interest on debt of $0.2 million, partially offset by a $1.2 million net decrease in deferred income taxes, $0.2 million gain on the early extinguishment of debt and $0.1 million gain on sale of equipment). The change in operating assets and liabilities was a $6.7 million source of cash primarily consisting of the following: a $7.9 million increase in accrued and other liabilities, $3.5 million decrease in prepaid expenses and other current assets, a $2.0 million decrease in assets held for sale, and an $0.8 million increase in accounts payable, a $0.7 million decrease in inventory related to the Bell 214 support program, and $0.6 million increase in income taxes payable, partially offset by a $7.1 million increase in accounts receivable, a $1.1 million decrease in other long term liabilities, and a $0.4 million increase in other non-current assets. As a result of these factors, operating activities provided $33.8 million of cash during the quarter ended September 30, 2015.

For the quarter ended September 30, 2014 net cash used in operating activities before the change in operating assets and liabilities was $36.1 million, which included net income of $16.9 million and non-cash adjustments reconciling net income to net cash provided by operating activities of $19.2 million (depreciation and amortization of $10.2 million, net increase in deferred income taxes of $8.5 million, amortization of debt issuance costs of $0.6 million, and stock-based compensation of $0.2 million, partially offset by a gain on involuntary conversion of $0.3 million). The change in operating assets and liabilities was a $3.4 million use of cash primarily consisting of the following: a $6.9 million decrease in accounts payable, a $6.0 million increase in prepaid expenses, a $3.1 million increase in accounts receivable (primarily attributable to increased revenues), a $0.9 million increase in Aircraft support parts, net (primarily attributable to increases in inventory levels needed in preparation for the active fire season), a $0.4 million decrease in other long term liabilities, partially offset by a $12.3 million increase in accrued and other liabilities, a $1.1 million decrease in other non-current assets, and a $0.5 million increase in income taxes payable. As a result of these factors, operating activities provided $32.7 million of cash during the three months ended September 30, 2014.
Net cash used by investing activities. Net cash used in investing activities was $3.7 million for the quarter ended September 30, 2015 compared to $15.0 million for the quarter ended September 30, 2014. In the quarter ended September 30, 2015, we used net cash of $8.8 million for purchases of aircraft and property, plant and equipment, and had $5.1 million of proceeds received from the sale-leaseback of assets. In the quarter ended September 30, 2014, we used net cash of $15.6 million for purchases of aircraft and property, plant, and equipment, and releases of restricted cash of $0.6 million.

Net cash used in financing activities. During the quarter ended September 30, 2015, financing activities used $28.0 million of cash compared $15.9 million during the quarter ended September 30, 2014. For the third quarter of 2015, repayments of credit facilities of $67.3 million exceeded borrowings from credit facilities of $40.9 million, using $26.3 million of net cash, and repayments of subordinated notes used $1.4 million. In the quarter ended September 30, 2014, net cash used by financing activities of $15.9 million was primarily net borrowing on the revolving credit facility of $15.9 million.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following chart is a condensed presentation of our statement of cash flows for the nine months ended September 30, 2015 and September 30, 2014 (in thousands):

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Change
Net cash provided by operating activities	$22,239	$8,761	$13,478
Net cash used in investing activities	(15,416)	(25,779)	10,363
Net cash provided by (used in) financing activities	(6,253)	18,507	(24,760)
Foreign-currency effect on cash and cash equivalents	(3,969)	(811)	(3,158)
Net increase (decrease) in cash and cash equivalents	(3,399)	678	(4,077)
Cash and cash equivalents at beginning of period	5,097	1,881	3,216
Cash and cash equivalents at end of period	$1,698	$2,559	$(861)

Sources and Uses of Cash
At September 30, 2015, we had cash and cash equivalents of $1.7 million compared to $5.1 million at December 31, 2014. At September 30, 2015, we had restricted cash of $0.3 million compared to $0.6 million at December 31, 2014. Our cash and cash equivalents are intended to be used for working capital, capital expenditures, and debt repayments. Our restricted cash includes cash to secure performance bonds on certain contracts.

Net cash provided by operating activities. For the nine months ended September 30, 2015 net cash provided by operating activities before the change in operating assets and liabilities was $17.5 million, which included net loss of $70.0 million and non-cash adjustments reconciling net loss to net cash used by operating activities of $87.5 million (impairment of goodwill of $49.8 million, depreciation and amortization of $30.9 million, other asset impairment of $7.1 million, amortization of debt issuance costs of $1.9 million, non-cash interest on debt of $0.6 million, and stock-based compensation of $0.2 million, partially offset by a $2.9 million net decrease in deferred income taxes, $0.2 million gain on the early extinguishment of debt and gains on sale of equipment of $0.1 million). The change in operating assets and liabilities was a $4.7 million source of cash primarily consisting of the following: a $12.4 million increase in accrued and other liabilities, a $3.6 million decrease in prepaid expenses and other assets, a $2.5 million increase in other long term liabilities, a $2.3 million decrease in other non-current assets, a $2.0 million decrease in assets held for sale, and a $0.9 million increase in accounts payable, partially offset by an $11.6 million increase in accounts receivable, and an $8.0 million net increase in inventory related to the Bell 214 support program. As a result of these factors, operating activities provided $22.2 million of cash during the nine months ended September 30, 2015.

For the nine months ended September 30, 2014 net cash provided by operating activities before the change in operating assets and liabilities was $34.5 million, which included net loss of $7.7 million and non-cash adjustments reconciling net loss to net cash provided by operating activities of $42.2 million (impairment of goodwill of $21.3 million, depreciation and amortization of $27.1 million, amortization of debt issuance costs of $1.8 million, stock-based compensation of $0.6 million, and non-cash interest on debt of $0.2 million, partially offset by an $8.3 million net decrease in deferred income taxes, $0.3 million gain on involuntary conversion and gains on sale of equipment of $0.3 million). The change in operating assets and liabilities was a $25.7 million use of cash primarily consisting of the following: a $13.6 million increase in Aircraft support parts, net (primarily attributable to increases in inventory levels needed in preparation for the active fire season), a $6.9 million increase in prepaid expenses and other current assets, a $6.2 million decrease in accounts payable, a $4.1 million decrease in accrued in other liabilities, and a $1.5 million increase in accounts receivable, partially offset by a $4.2 million decrease in other noncurrent assets, a $1.2 million increase in income taxes payable, a $0.9 million decrease in income taxes receivable, and a $0.2 million increase in other long-term liabilities. As a result of these factors, operating activities provided $8.8 million of cash during the nine months ended September 30, 2014.
Net cash used in investing activities. Net cash used in investing activities was $15.4 million for nine months ended September 30, 2015 compared to $25.8 million for the nine months ended September 30, 2014. In the nine months ended September 30, 2015, we used net cash of $20.6 million for purchases of aircraft and property, plant and equipment and had $5.1 million of proceeds received from the sale-leaseback of assets. In the nine months ended September 30, 2014, we used net cash of $52.7 million for purchases of aircraft and property, plant, and equipment, the sale-leaseback of an Aircrane provided $24.7 million, and the release of restricted cash provided $2.3 million.

Net cash provided by (used in) financing activities. During the nine months ended September 30, 2015, financing activities used $6.3 million of cash compared $18.5 million of cash provided during the nine months ended September 30, 2014. For the nine months ended September 30, 2015, repayments of credit facilities of $140.4 million exceeded borrowings from credit facilities of $138.5 million, using $2.0 million of net cash, repayments of subordinated notes used $3.4 million and repayment under capital lease leases used $0.6 million. In the nine months ended September 30, 2014, net cash provided by financing activities of $18.5 million was primarily net borrowings on the revolving credit facility of $18.2 million.
Description of Indebtedness
The following summary of certain provisions of the instruments evidencing our material indebtedness does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the corresponding agreements, including the definitions of certain terms therein that are not otherwise defined in this Form 10-Q.

2020 Senior Notes

The outstanding balance under the 2020 Senior Notes at September 30, 2015 and December 31, 2014 was $355.0 million. The 2020 Senior Notes bear interest at 8.25%, are second priority senior secured obligations, and are due in 2020. The 2020 Senior Notes are guaranteed by certain of our existing and future domestic subsidiaries.
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
Revolving Credit Facility
The maximum amount that we may borrow under the Revolving Credit Facility is $140.0 million. The outstanding balance under the Revolving Credit Facility at September 30, 2015 and December 31, 2014 was $87.4 million and $89.3 million, respectively. The interest rate under the Revolving Credit Facility is 225-450 basis points over LIBOR/Prime base rate depending on our senior leverage ratio. The proceeds under the Revolving Credit Facility are primarily used for general corporate purposes. We were in compliance with the financial covenants as of September 30, 2015 and December 31, 2014.

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

The weighted average interest rate for borrowings under the Revolving Credit Facility for the three and nine months period ended September 30, 2015 was 5.02% and 5.03%, respectively. The interest rate at September 30, 2015 and December 31, 2014 was 4.79% and 5.02%, respectively. As of September 30, 2015 and December 31, 2014 we had $0.6 million and $4.7 million in outstanding standby letters of credit under the Revolving Credit Facility, respectively, and maximum borrowing availability was $52.0 million and $46.0 million as of September 30, 2015 and December 31, 2014, respectively.

2020 Subordinated Notes
The outstanding balance under our 2020 Subordinated Notes is $14.1 million as of September 30, 2015. The subordinated notes accrue interest at a fixed rate of 6.0% per annum, mature on November 2, 2020, and may be prepaid at our option. Upon an event of default under the subordinated notes, the interest rate will increase to 8.0% per annum until the event of default is cured. We agreed to pay, in cash, quarterly installments of interest only (in arrears) until March 31, 2015, after which date we will pay, in addition to such interest, on a quarterly basis $1.0 million in principal. Upon any refinancing of the 2020 Senior Notes or the Revolving Credit Facility the principal amount of the subordinated notes with all accrued interest thereon will become due and payable. Upon a change of control, the principal amount together with all accrued interest shall forthwith be due and payable. Until the principal amount of the subordinated notes together with all accrued interest thereon has been paid in full, we and our subsidiaries may not declare or pay any dividend, make any payment on account of, or take certain other actions in respect of any of our or our subsidiaries’ equity interests, subject to certain exceptions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
EBITDA, Adjusted EBITDA and Adjusted EBITDAR Reconciliation:
Net income (loss) attributable to Erickson Incorporated	$15,073	$16,862	$(70,017)	$(7,841)
Interest expense, net	9,292	9,002	27,879	26,866
Tax expense (benefit)	(240)	11,753	(167)	(3,039)
Depreciation and amortization	12,168	10,164	30,884	27,098
Amortization of debt issuance costs	683	613	1,937	1,827
EBITDA	$36,976	$48,394	$(9,484)	$44,911
Acquisition and integration related expenses	60	236	60	1,658
Non-cash unrealized mark-to-market foreign exchange (gains) losses	(84)	518	295	274
Non-cash charges from awards to employees of equity interests	114	220	211	616
Gain on early extinguishment of debt	(153)	—	(153)	—
Non-cash goodwill impairment loss	—	—	49,823	21,272
Non-cash other asset impairment losses	—	—	7,143	—
Restructuring costs	898	667	1,686	1,081
Gain on sale of equipment	(51)	(62)	(121)	(253)
Adjusted EBITDA	$37,760	$49,973	$49,460	$69,559
Aircraft lease expenses	4,071	5,160	12,710	15,273
Adjusted EBITDAR	$41,831	$55,133	$62,170	$84,832

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

Letters of Credit. To meet certain customer requirements, we issue letters of credit which are used as collateral for performance bonds, bid bonds, or advance customer payment on contracts. These instruments involve a degree of risk that is not recorded on our balance sheet. At September 30, 2015, we had letters of credit with various expiration dates extending into 2016 valued at approximately $0.9 million outstanding, including $0.6 million outstanding under our Revolving Credit Facility and $0.2 million (€0.2 million) outstanding under a performance bond issued by Banca Di Credito Cooperativo Di Cambiano that we have secured with $0.2 million (€0.2 million) in restricted cash.

Advance Agreements with Foreign Banks. In order to provide short-term liquidity needs of our subsidiaries, we may allow those subsidiaries to enter into agreements with banks to obtain advances on key accounts receivable. At September 30, 2015 and December 31, 2014, there were no advances outstanding under these types of arrangement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Predicting future events is inherently an imprecise activity and, as such, requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates could have reasonably been used, or if changes in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements. Our critical accounting policies and estimates are discussed in our Form 10-K filed with the SEC on March 10, 2015. We believe that there have been no significant changes to our critical accounting policies during the nine months period ended September 30, 2015.
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

Interest Rate Risk
At September 30, 2015 we had total indebtedness of $464.8 million (excluding $0.9 million of letters of credit). Our exposure to market risk from adverse changes in interest rates is primarily associated with our revolving credit facility as our other debt obligations maintain fixed interest rates. Market risks associated with our revolving credit facility include the potential reductions in fair value and negative impacts to future earnings from an increase in interest rates. Under our revolving credit facility, the applicable interest rate on our borrowings is 225—450 basis points over LIBOR/Prime base rate depending on our senior leverage ratio. We estimate that a hypothetical 10% change in the interest rates experienced on our debt would have impacted interest expense for the quarter ended September 30, 2015 by approximately $0.3 million (after a normalized 40% tax rate).

Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. For the quarter ended September 30, 2015, a deviation of 10% in the average price per gallon of fuel would have impacted our cost of revenues by less than $0.1 million. Many of our contracts allow for recovery of all or part of any fuel cost change through pricing adjustments. We do not currently purchase fuel under long-term contracts or enter into futures or swap contracts. We are not exposed to material commodity price risks except with respect to the purchase of aircraft fuel.

Foreign Currency Exchange Rate Risk
A significant portion of our revenues are denominated in a currency other than the U.S. dollar. We are subject to exposures that arise from foreign currency movements between the date the foreign currency transactions are recorded and the date they are settled. Our exposure to foreign currency movements is somewhat mitigated through naturally offsetting asset and liability currency positions. We periodically enter into foreign currency hedging transactions to mitigate the risk of foreign currency movements and minimize the impact of exchange rate fluctuations on our profits. A hypothetical 10% decrease in the value of the foreign currencies in which our business is denominated relative to the U.S. dollar for the quarter ended September 30, 2015 would have resulted in an estimated pre-hedged decrease of $0.4 million in our net income (after a normalized 40% tax rate).

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2015, our disclosure controls and procedures were effective.
There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

World Fuel Claim
In December 2013, World Fuel, a former fuel supplier of Evergreen International Aviation (‘‘EIA’’) and Evergreen Airlines (‘‘EA’’), filed suit against EIA, EA and other named parties claiming approximately $9 million of accounts payable due and owing to World Fuel for fuel purchases made by EIA and EA. EHI was a named party in the lawsuit since it was alleged that EHI signed a joint and several guaranty of payment in favor of World Fuel in 2012. In April 2014, we filed our Amended Answer which included certain counterclaims against World Fuel and certain cross claims against Mr. Delford Smith. Discovery in this matter is ongoing. Trial is currently scheduled for January 2016. At this time, we are not able to determine the likelihood of any outcome in this matter, nor are we able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

In addition to the foregoing litigation, we are subject to ongoing litigation and claims as part of our normal business operations. We do not expect any of the claims will have a material adverse effect on our business.

ITEM 1A.     RISK FACTORS

Our business is subject to numerous risks and uncertainties. You should carefully consider the following risk factors and all other information contained in this quarterly report on Form 10-Q and the reports we file with the SEC from time to time. Any of these risks could harm our business, results of operations, financial condition and prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations, financial condition and prospects.
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
Effective June 30, 2015, the Revolving Credit Facility was amended to, among other things, limit the requirement to be compliant with the fixed charge coverage ratio to periods when the availability is less than 12.5% of the maximum revolver amount. The Revolving Credit Facility requires that we maintain a fixed charge coverage ratio of at least 1.10:1.00, and imposes an annual growth capital expenditures limit of $10.0 million for the fiscal year of 2015, escalating to $20.0 million for the fiscal year 2016, and to $25.0 million in subsequent years, which is subject to standard carry-over provisions for 2016 and beyond.
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
Our consolidated financial statements are presented in U.S. dollars. However, a significant portion of our revenue and operating expenses are denominated in currencies consisting primarily of Canadian Dollars, Australian Dollars, the Euro, Peruvian Nuevo Sol, and the Brazilian Real. The functional currencies of several of our subsidiaries are non-U.S. currencies. There can be no assurances that our foreign currency risk management strategies will be effective and that foreign currency fluctuations will not adversely affect our results of operations and financial condition. See Critical Accounting Policies and Estimates and Quantitative and Qualitative Disclosures About Market Risk sections in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
Entities affiliated with ZM Equity Partners, LLC own a significant percentage of our outstanding common stock, and one of our directors are managing directors of Centre Lane Partners, LLC, an affiliate of ZM Equity Partners, LLC. As a result, these stockholders, acting individually or together, could exert significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, this concentration of ownership could delay or prevent a change in control of our company or make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that other stockholders would not approve or make other decisions with which other stockholders disagree.
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
The largest customer we acquired in the EHI transaction provides base and troop support services in Afghanistan to various departments of the U.S. government. The U.S. government has announced plans to reduce its military activities in Afghanistan starting in 2014 and beyond, although we do not know the exact timing and number of troops to be withdrawn at this time. This reduction has had and may continue to have a negative impact on our overall Government revenue. As a result of the already reduced level of flight activity in the Afghanistan region, we have seen increased pressure from our competitors in connection with new DoD contracts in other regions of the world where we operate, which we believe may negatively impact our pricing with respect to some of the new DoD contracts on which we bid. As the number of the aircraft being utilized by our DoD customers changes, we will actively manage our leased aircraft portfolio. If we are not successful, the fixed lease costs may negatively impact our margins.
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

Erickson Incorporated

Date:	November 5, 2015	By:	/s/ ERIC STRUIK
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

** Furnished, not filed.