Form 10-Q/A
period 2015-09-30
ERICKSON INC.
filed 2015-11-30
CIK 1490165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 30, 2015, 13,840,901 shares of common stock, par value $0.0001, were outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to correct the number of shares of common stock outstanding as of October 30, 2015 as presented on the cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, originally filed with the Securities and Exchange Commission on November 5, 2015 (“Original Form 10-Q”). Due to a clerical error, the number of common stock outstanding as of October 30, 2015 as presented in the Original Form 10-Q was incorrect.

This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the correction previously described.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

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

** Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erickson Incorporated

Date:	November 30, 2015	By:	/s/ ERIC STRUIK
Eric Struik
Chief Financial Officer
(signing on behalf of the registrant as principal financial officer)