Form 10-Q
period 2016-03-31
ERICKSON INC.
filed 2016-05-05
CIK 1490165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 29, 2016, 13,895,421 shares of common stock, par value $0.0001, were outstanding.

ERICKSON INCORPORATED
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

ERICKSON INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,291	$2,129
Restricted cash	228	373
Accounts receivable, net	34,983	40,520
Prepaid expenses and other current assets	3,784	5,233
Total current assets	42,286	48,255
Aircraft, net	185,746	186,132
Aircraft parts, net	140,068	139,609
Aircraft held for sale	10,465	12,348
Property, plant and equipment, net	25,163	25,553
Other assets	9,320	10,261
Other intangible assets, net	15,250	15,787
Goodwill, net	164,111	163,708
Total assets	$592,409	$601,653
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,742	$13,660
Current portion of long-term debt	8,294	8,205
Accrued expenses and other current liabilities	25,720	17,828
Total current liabilities	47,756	39,693
Credit facility	105,064	96,165
Long-term debt, less current portion	362,088	364,782
Other liabilities	13,327	11,720
Total liabilities	528,235	512,360
Equity:
Erickson Incorporated shareholders’ equity:
Common stock; $0.0001 par value; 110,000,000 shares authorized; 13,895,421 issued and outstanding as of March 31, 2016 and December 31, 2015	1	1
Additional paid-in capital	181,353	181,259
Accumulated deficit	(110,885)	(84,901)
Accumulated other comprehensive loss, net of tax	(7,012)	(7,789)
Total Erickson Incorporated shareholders’ equity	63,457	88,570
Noncontrolling interests’ equity	717	723
Total equity	64,174	89,293
Total liabilities and equity	$592,409	$601,653

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues, net	$46,829	$66,162
Cost of revenues	50,903	64,788
Gross profit (loss)	(4,074)	1,374
Operating expenses:
General and administrative	6,492	6,938
Research and development	631	878
Selling and marketing	1,882	1,755
Impairment of goodwill	—	49,823
Impairment of other assets	—	7,143
Total operating expenses	9,005	66,537
Operating loss	(13,079)	(65,163)
Interest expense, net	(9,247)	(9,212)
Other expense, net	(1,011)	(1,325)
Net loss before income tax expense (benefit)	(23,337)	(75,700)
Income tax expense (benefit)	2,670	(617)
Net loss	(26,007)	(75,083)
Less: Net loss related to noncontrolling interests	23	113
Net loss attributable to Erickson Incorporated	$(25,984)	$(74,970)
Net loss per share attributable to Erickson Incorporated common shareholders—Basic and Diluted	$(1.87)	$(5.42)
Weighted average shares outstanding—Basic and Diluted	13,895,421	13,823,818

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(26,007)	$(75,083)
Other comprehensive income (loss)—Foreign currency translation adjustment	794	(2,591)
Comprehensive loss	(25,213)	(77,674)
Less: Comprehensive loss attributable to noncontrolling interests	6	236
Comprehensive loss attributable to Erickson Incorporated	$(25,207)	$(77,438)

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(26,007)	$(75,083)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	9,585	8,818
Impairment of goodwill	—	49,823
Impairment of other assets	—	7,143
Deferred income taxes	2,166	(1,418)
Amortization of debt issuance costs	602	624
Amortization of debt discount	149	177
Stock-based compensation	94	145
Other non-cash (income) expense, net	(10)	6
Changes in operating assets and liabilities:
Accounts receivable	5,751	(8,059)
Prepaid expenses and other current assets	1,463	39
Aircraft parts, net	(3,871)	(1,320)
Aircraft held for sale	2,012	—
Other assets	963	2,390
Accounts payable	41	(2,205)
Accrued and other current liabilities	7,387	12,323
Other liabilities	(466)	(144)
Net cash used in operating activities	(141)	(6,741)
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(4,774)	(5,674)
Restricted cash	155	(51)
Net cash used in investing activities	(4,619)	(5,725)
Cash flows from financing activities:
Credit facility payments	(22,355)	(34,211)
Credit facility borrowings	31,071	48,797
Long-term debt principal payments, including capital lease payments	(3,169)	(2,140)
Other long-term borrowings	—	(48)
Debt issuance costs	—	(70)
Net cash provided by financing activities	5,547	12,328
Effect of foreign currency exchange rates on cash and cash equivalents	375	(2,085)
Net increase (decrease) in cash and cash equivalents	1,162	(2,223)
Cash and cash equivalents at beginning of period	2,129	5,097
Cash and cash equivalents at end of period	$3,291	$2,874
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,056	$1,594
Cash paid for income taxes, net	232	768
Supplemental disclosure of non-cash investing and financing activities:
Note payable incurred for the purchase of aircraft parts	—	9,356

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

As of March 31, 2016, the Company has a diverse fleet of 74 aircraft consisting of: 20 heavy lift helicopters, known as “Aircranes”; 47 rotor-wing aircraft; and 7 fixed-wing aircraft. The Company’s fleet includes 13 aircraft held for sale and operations that span the globe with a presence on six continents and 32 aircraft deployed outside of North America as of March 31, 2016.

As a global provider of aviation services, a significant portion of our revenues are generated outside of North America and represented 69% and 75% of revenues for the three months ended March 31, 2016 and 2015, respectively.

Condensed Consolidated Financial Statements

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such regulations, although Erickson believes that the disclosures provided are adequate to make the interim information presented not misleading.

To conform with 2016 presentation, the Company presented the note payable incurred during the first quarter of 2015 for the purchase of aircraft parts in the supplemental disclosure of non-cash investing and financing activities section of the statement of cash flows for the three months ended March 31, 2015. Such presentation is to conform with the classification of the note payable as long-term debt on the condensed consolidated balance sheets.

The financial information included herein for the three months ended March 31, 2016 and 2015 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated results of operations, and condensed consolidated cash flows of the Company for these interim periods. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in revenues, interim financial results do not necessarily represent those to be expected for the year. The financial information as of December 31, 2015 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in Item 8 of Erickson’s Annual Report on Form 10-K, filed with the SEC on March 10, 2016, which should be read in conjunction with such condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of gain or loss contingencies, as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results experienced by the Company could differ materially from those estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which creates a new Topic 606 and supersedes the revenue requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized that consists of: i) identify the contract with the customer; ii) identify the performance obligations in the contract; iii) determine the transaction price; iv) allocate the transaction price to the performance obligations, and v) recognize revenue when or as each performance obligation is satisfied. Companies can transition to the requirements of this ASU either retrospectively or as a cumulative-effect adjustment as of the date of adoption, which was originally January 1, 2017 for the Company. Early adoption is not permitted. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606) was issued which defers by one year the effective date of ASU 2014-09. The effective date for the Company is January 1, 2018 for the adoption of the requirements of ASU 2014-09. The Company is in the process of evaluating the effect that the adoption of ASU 2014-09 will have on its consolidated financial position, consolidated results of operations, and consolidated statement of cash flows.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the provisions of ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, of January 1, 2017 for the Company. Early adoption is permitted. The transition to the requirements of this ASU will be either i) modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, ii) retrospective application or iii) prospective application depending on the nature of amendment. The Company has not yet determined the effect of the adoption of ASU 2016-09 will have on its consolidated financial position, consolidated results of operations, and consolidated statement of cash flows.

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Trade accounts receivable	$30,031	$35,039
Other receivables	3,272	4,244
Costs in excess of billings	2,238	1,704
	35,541	40,987
Less: allowance for doubtful accounts	(558)	(467)
	$34,983	$40,520

Activity in the allowance for doubtful accounts was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance as of beginning of period	$467	$739
Provisions	201	38
Amounts written-off, net of recoveries	(110)	(589)
Balance as of end of period	$558	$188

The Company had bad debt expense of $0.2 million for the three months ended March 31, 2016, with zero for the three months ended March 31, 2015.

The following is a summary of customers that accounted for at least 10% of trade account receivable balance as of March 31, 2016 or December 31, 2015:

	Segment	March 31, 2016	December 31, 2015
Customer A	Global Defense and Security	14.4%	11.9%
Customer B	Commercial Aviation Services	10.8	—
Customer C	Global Defense and Security	8.3	14.0
Customer D	Global Defense and Security	5.6	11.2
		39.1%	37.1%

Aircraft, Net and Property, Plant and Equipment, Net consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Aircraft:
Aircraft	$131,884	$132,530
Aircraft under capital lease	3,866	3,866
Construction-in-progress	10,815	10,056
	146,565	146,452
Less: accumulated depreciation and amortization	(44,152)	(41,401)
Add: deferred overhauls, net	83,333	81,081
Aircraft, net	$185,746	$186,132
Property, plant and equipment:
Land and land improvements	$308	$308
Buildings	5,393	5,219
Vehicles and equipment	34,522	34,115
Assets under capital lease—hangar and vehicles	5,440	5,440
Construction-in-progress	4,733	4,323
	50,396	49,405
Less: accumulated depreciation and amortization	(25,233)	(23,852)
Property, plant and equipment, net	$25,163	$25,553

Depreciation and amortization expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Depreciation expense	$4,252	$4,733
Amortization expense:
Deferred overhauls	4,696	3,445
Assets under capital lease	100	—
Total amortization expense	4,796	3,445
Total depreciation and amortization expense	$9,048	$8,178

Aircraft Parts, Net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Finished parts	$133,522	$134,410
Work-in-process	11,481	10,405
Less: excess and obsolete reserve	(4,935)	(5,206)
	$140,068	$139,609

Activity for the excess and obsolete reserve was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance as of beginning of period	$5,206	$5,640
Provision for excess and obsolete aircraft parts	193	114
Write-off of excess and obsolete aircraft parts	(464)	(204)
Balance as of end of period	$4,935	$5,550

Aircraft Held for Sale activity during the first quarter of 2016 consisted of the following (in thousands):

Balance as of January 1, 2015	$12,348
Book value of aircraft sold	(2,000)
Fluctuations due to foreign currency translation adjustments	117
Balance as of March 31, 2016	$10,465

Other Intangible Assets, Net consisted of the following (in thousands):

	Reportable Segment	Useful Life (in years)	March 31, 2016	December 31, 2015
Customer Relationships	Global Defense and Security	9	$19,300	$19,300
Customer Relationships	Commercial Aviation Services	2	2,500	2,500
Type Certificate for Aircrane engines	Manufacturing and MRO	Indefinite	2,205	2,205
			24,005	24,005
Less: accumulated amortization			(8,755)	(8,218)
			$15,250	$15,787

During the three months ended March 31, 2016 and 2015, amortization expense for intangible assets was $0.5 million and $0.6 million, respectively, and was recorded in cost of revenues. As of March 31, 2016, future estimated amortization expense is as follows (in thousands):

Nine months ending December 31:
2016	$1,607
Year ending December 31:
2017	2,144
2018	2,144
2019	2,144
2020	2,144
Thereafter	2,862
$13,045

Goodwill, Net

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows (in thousands):

	Global Defense and Security	Commercial Aviation Services	Manufacturing and MRO	Total
Balance as of January 1, 2016:
Goodwill, gross	$207,128	$22,133	$5,542	$234,803
Accumulated impairment losses	(71,095)	—	—	(71,095)
Goodwill, net	136,033	22,133	5,542	163,708
Activity during 2016:
Fluctuations due to foreign currency translation adjustments	—	403	—	403
Balance as of March 31, 2016:
Goodwill, gross	207,128	22,536	5,542	235,206
Accumulated impairment losses	(71,095)	—	—	(71,095)
Goodwill, net	$136,033	$22,536	$5,542	$164,111

Credit Facility

Our $140.0 million revolving credit facility (“Credit Facility”) consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Borrowings outstanding under Credit Facility	$106,712	$97,997
Less: deferred debt issuance costs	(1,648)	(1,832)
	$105,064	$96,165

The Credit Facility is primarily used for general corporate purposes and expires May 2, 2018. The interest rate is 225-450 basis points over the London Interbank Offered Rate or prime base rate depending on the Company’s senior leverage ratio at the time of borrowing and was a weighted average of 5.2% as of March 31, 2016.

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

The Credit Facility contains certain covenants, of which the Company was in compliance with as of March 31, 2016.

As of March 31, 2016, the Company had $1.7 million of outstanding standby letters of credit under the Credit Facility, with a maximum borrowing availability of $14.1 million.

Effective April 29, 2016, the Credit Facility was amended to include, but not limited to, a requirement that a certain level of borrowing capacity be maintained, known as “Excess Availability.” For the period from April 29, 2016 through May 29, 2016, the required Excess Availability is $10 million; for May 30, 2016 through July 15, 2016, $15 million; for July 16, 2016 through September 29, 2016, $17.5 million; and for September 30, 2016 through December 31, 2016, $20 million. Additionally, the fixed charge financial covenant period commencement date was delayed to any period on or after January 1, 2017 on which Excess Availability is less than $20 million as of such date.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Senior notes payable	$355,000	$355,000
Subordinated notes payable	10,628	11,478
Capital lease obligations	8,134	8,417
Other notes payable	4,215	6,254
Total long-term debt before unamortized debt discounts and deferred debt issuance costs	377,977	381,149
Unamortized debt discounts	(621)	(770)
Deferred debt issuance costs	(6,974)	(7,392)
Total long-term debt	370,382	372,987
Less: current portion of long-term debt	(8,294)	(8,205)
Long-term debt, less current portion	$362,088	$364,782

NOTE 3—FAIR VALUE MEASUREMENTS

The Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to their short-term maturities. The carrying value of borrowings under the Credit Facility approximate fair value due to the variable rate nature of the indebtedness.

Long-term debt is recorded at amortized cost in EI’s condensed consolidated balance sheets. The fair value of the Company’s senior notes is classified as a Level 1 fair value measurement and is estimated based on the quoted market prices for such instruments. The fair value of all other long-term notes is classified as Level 3 fair value measurement and is estimated based on the terms of the individual loans and the Company’s creditworthiness. These significant unobservable inputs to the Level 3 fair value measurement include the interest rate and the term of the loan. The estimated fair value of the Company’s other long-term notes, excluding the senior notes, approximates their carrying value.

As of March 31, 2016, the carrying amount of the Company’s long-term debt was $370.4 million and its estimated aggregate fair value was $243.1 million, consisting of $220.7 million and $22.4 million classified as Level 1 and Level 3, respectively, in the fair value hierarchy. As of December 31, 2015, the carrying amount of the Company’s long-term debt was $373.0 million and its estimated aggregate fair value was $256.9 million, consisting of $231.5 million and $25.4 million classified as Level 1 and Level 3, respectively, in the fair value hierarchy.

As of March 31, 2016, Erickson was a party to thirteen foreign currency forward contracts which will settle at various dates through December 2016, and had six foreign currency forward contracts as of December 31, 2015. The fair value of foreign currency contracts is considered a level 2 measurement in the fair value hierarchy as the measurement is based on observable rates or measurements to determine fair value and include rates, spreads, amounts and value dates for such contracts. As of March 31, 2016 and December 31, 2015, the fair value of such foreign currency forward contracts was $0.8 million and $0.2 million, respectively, which is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The Level 3 assets measured at fair value on a nonrecurring basis consists of goodwill.

NOTE 4—EQUITY

The activity in equity during the three months ended March 31, 2016 and 2015 was as follows (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance at December 31, 2015	13,895,421	$1	$181,259	$(84,901)	$(7,789)	$723
Stock-based compensation	—	—	94	—	—	—
Net loss	—	—	—	(25,984)	—	(23)
Other comprehensive income—Foreign currency translation adjustment	—	—	—	—	777	17
Balance at March 31, 2016	13,895,421	$1	$181,353	$(110,885)	$(7,012)	$717

Balance at December 31, 2014	13,823,818	$1	$181,018	$1,812	$(2,544)	$726
Stock-based compensation	—	—	145	—	—	—
Net loss	—	—	—	(74,970)	—	(113)
Other comprehensive loss—Foreign currency translation adjustment	—	—	—	—	(2,468)	(123)
Balance at March 31, 2015	13,823,818	$1	$181,163	$(73,158)	$(5,012)	$490

NOTE 5—REPORTABLE SEGMENTS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.The Company’s operations by its three reportable segments are as follows:

Commercial Aviation Services segment revenues is derived from firefighting, timber harvesting, infrastructure construction, oil and gas services, and other commercial services.

Global Defense and Security segment revenues is derived primarily from contracts with the United States Department of Defense, international governments, and other government organizations, and third parties that contract with such governmental agencies and organizations, who use its services for defense and security, and transportation and other government-related activities.

Manufacturing and MRO segment revenues is derived from manufacturing and maintenance, repair, and overhaul services for certain aircraft, as well as aircraft sales.

Information about the Company’s revenues and gross profit by its three reportable segments, as well as a reconciliation of the Company’s reportable segment gross profit to operating loss, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues, net:
Commercial Aviation Services	$19,946	$26,253
Global Defense and Security	19,069	32,875
Manufacturing and MRO	7,814	7,034
Total net revenues	$46,829	$66,162
Gross profit (loss):
Commercial Aviation Services	$(4,358)	$(4,687)
Global Defense and Security	(959)	4,362
Manufacturing and MRO	1,243	1,699
Total gross profit (loss)	(4,074)	1,374
Less: operating expenses	9,005	66,537
Operating loss	$(13,079)	$(65,163)

Customers that accounted for at least 10% of the Company’s net revenues for the three months ended March 31, 2016 or 2015:

		Three Months Ended March 31,
	Segment	2016	2015
Customer C	Global Defense and Security	21.7%	20.5%
Customer D	Commercial Aviation Services	15.5	12.8
Customer E	Global Defense and Security	15.0	10.3
		52.2%	43.6%

Revenues, net by geographic area was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues, net:
North America	$14,745	$16,857
Middle East	10,162	16,557
Australia	7,282	8,450
Africa	7,043	6,793
South America	3,835	11,037
Asia	2,352	5,615
Europe	1,410	853
	$46,829	$66,162

For each operating segment, revenues are attributed to geographic area based on the country where the services were performed; for the Manufacturing and MRO reportable segment, revenues are attributed to geographic area based on the country in which the customer is located.

Assets by reportable segment was as follows (in thousands):

	March 31, 2016	December 31, 2015
Assets:
Global Defense and Security	$168,406	$173,882
Commercial Aviation Services	41,220	41,857
Manufacturing and MRO	17,323	25,623
Corporate(1)	4,019	3,917
Aircraft held for sale	10,465	12,348
Fixed Assets(2)	350,976	344,026
	$592,409	$601,653

(1)	Comprised primarily of cash, prepaid expenses and other current assets, and deferred tax assets.

(2)
Comprised of the aircraft fleet and fleet support assets including: aircraft, net; aircraft parts, net; and property, plant, and equipment, net, which are primarily used to support the aircraft fleet, with minimal amounts allocated to the corporate function.

NOTE 6—LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares outstanding and the effect of dilutive potential common shares outstanding during the period. Potential common shares consist of stock-based awards such as stock options.

For the three months ended March 31, 2016 and 2015, the net loss attributable to Erickson Incorporated common shareholders is the same for both basic and diluted loss per share computations. Due to the Company’s net loss position for these two periods, shares of 165,000 and 20,357, respectively, related to stock-based awards were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The Company is subject to ongoing litigation and claims as part of its normal business operations and makes a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company recognizes expenses for legal costs in connection with defending a loss contingency as those costs are incurred.

Arizona Environmental Matter

In August 2012, Erickson Helicopters, Inc. Evergreen Helicopters, Inc. (Erickson’s wholly-owned subsidiary, ‘‘EHI’’) received a request for information from the State of Arizona and has been served various petitions regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State of Arizona has been conducting soil and groundwater investigations and cleanups. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. It is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the site. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

World Fuel Claim

In December 2013, World Fuel, a former fuel supplier of Evergreen International Aviation (‘‘EIA’’) and Evergreen Airlines (‘‘EA’’), filed suit in the Circuit Court of Yamhill County, Oregon (“Circuit Court”) against EIA, EA and other named parties claiming approximately $9 million of accounts payable, not including claimed accrued interest, due and owing to World Fuel for fuel purchases made by EIA and EA. Evergreen Helicopters, Inc. (“EHI”) was a named party in the lawsuit since it was alleged that EHI signed a joint and several guaranty of payment in favor of World Fuel in 2012. In April 2014, the Company filed an answer, which included certain counterclaims against World Fuel and certain cross claims against Mr. Delford Smith. In January 2016, the Company agreed to accept an Offer of Judgment from the Estate of Mr. Delford Smith in connection with the Estate’s admission to certain factual issues in the lawsuit. In March 2016, World Fuel initiated the process to dismiss the suit filed in the Circuit Court in order to re-file the suit in the United States District Court for the District of Oregon. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

Stockholder Action

In August 2013, a stockholder class and derivative action was filed in the Court of Chancery for the State of Delaware against the Company, members of our board of directors, EAC Acquisition Corp., and entities associated with ZM Equity Partners, LLC and certain of their affiliates. The plaintiff asserted claims for breach of fiduciary duty and unjust enrichment in connection with the acquisition of Evergreen Helicopters, Inc. and requested an award of unspecified monetary damages, disgorgement and restitution, certain other equitable relief, and an award of plaintiff’s costs and disbursements, including legal fees. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

NOTE 8—VARIABLE INTEREST ENTITIES

The Company has determined that it is the primary beneficiary of two variable interest entities (“VIEs”), EuAC and Costa Do Sol Taxi Aero Corporation (“Costa Do Sol”). An entity is generally considered a VIE that is subject to consolidation if the total equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; or as a group, the holders of the equity investment at risk lack any one of the following characteristics: (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance; (b) the obligation to absorb expected losses of the entity; or (c) the right to receive the expected residual returns of the entity.

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

Determining whether EI is the primary beneficiary of a VIE is complex, subjective and requires the use of judgments and assumptions. Significant judgments and assumptions made by the Company in determining that it is the primary beneficiary of EuAC and Costa Do Sol include the following: i) the Company has the experience to own and operate aviation services-type entities and has the ability to make decisions and has control over the VIEs’ most significant activities, ii) the Company bears the exposure to the expected losses of the VIE if they occur; and iii) the Company has the right to receive the expected residual returns of the entity if they occur. As such, as of March 31, 2016, the Company’s consolidated balance sheet includes EuAC and Costa Do Sol assets of $3.3 million and liabilities of $1.4 million, and EuAC and Costa Do Sol assets of $3.1 million and liabilities of $1.3 million as of December 31, 2015.

NOTE 9—CONSOLIDATING FINANCIAL INFORMATION

Certain of the Company’s subsidiaries have guaranteed its obligations under the $355.0 million outstanding principal amount of 8.25% notes due 2020 (the “2020 Senior Notes”). The following presents the condensed consolidating financial information for:

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

Each guarantor subsidiary was 100% owned by the Parent Company as of the date of each condensed consolidating balance sheet presented. The 2020 Senior Notes are fully and unconditionally guaranteed on a joint and several liability basis by each guarantor subsidiary. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent Company and guarantor subsidiaries of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Changes in intercompany receivables and payables related to operations, such as intercompany sales or service charges, are included in cash flows from operating activities. All amounts presented are in thousands.

	Condensed Consolidating Balance Sheet March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,038	$22	$2,231	$—	$3,291
Restricted cash	—	—	228	—	228
Accounts receivable, net	14,127	12,314	8,504	38	34,983
Prepaid expenses and other current assets	2,708	670	406	—	3,784
Total current assets	17,873	13,006	11,369	38	42,286
Aircraft, net	124,990	60,223	533	—	185,746
Aircraft parts, net	112,105	27,571	437	(45)	140,068
Aircraft held for sale	3,880	5,316	1,269	—	10,465
Property, plant and equipment, net	19,988	4,579	596	—	25,163
Other assets	311,903	7,233	655	(310,471)	9,320
Other intangible assets, net	2,205	13,045	—	—	15,250
Goodwill, net	—	160,533	4,340	(762)	164,111
Total assets	$592,944	$291,506	$19,199	$(311,240)	$592,409
Liabilities and equity (deficit)
Current liabilities:
Accounts payable	$6,192	$6,237	$1,313	$—	$13,742
Current portion of long-term debt	7,363	931	—	—	8,294
Accrued expenses and other current liabilities	23,677	692	1,351	—	25,720
Total current liabilities	37,232	7,860	2,664	—	47,756
Credit facility	105,064	—	—	—	105,064
Long-term debt, less current portion	360,127	1,961	—	—	362,088
Other liabilities	(20,024)	15,949	17,402	—	13,327
Total liabilities	482,399	25,770	20,066	—	528,235
Equity (deficit):
Erickson Incorporated shareholders’ equity (deficit):
Common stock	1	—	7,053	(7,053)	1
Additional paid-in capital	181,353	297,994	33	(298,027)	181,353
Accumulated deficit	(66,008)	(32,258)	(7,152)	(5,467)	(110,885)
Accumulated other comprehensive loss	(4,801)	—	(1,434)	(777)	(7,012)
Total Erickson Incorporated shareholders’ equity (deficit)	110,545	265,736	(1,500)	(311,324)	63,457
Noncontrolling interests	—	—	633	84	717
Total equity (deficit)	110,545	265,736	(867)	(311,240)	64,174
Total liabilities and equity (deficit)	$592,944	$291,506	$19,199	$(311,240)	$592,409

	Condensed Consolidating Balance Sheet December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13	$71	$2,045	$—	$2,129
Restricted cash	—	—	373	—	373
Accounts receivable, net	18,053	15,887	6,542	38	40,520
Prepaid expenses and other current assets	3,637	1,028	568	—	5,233
Total current assets	21,703	16,986	9,528	38	48,255
Aircraft, net	125,095	60,501	536	—	186,132
Aircraft parts, net	111,735	27,631	288	(45)	139,609
Aircraft held for sale	5,880	5,316	1,152	—	12,348
Property, plant and equipment, net	20,367	4,606	580	—	25,553
Other assets	311,798	8,309	624	(310,470)	10,261
Other intangible assets, net	2,205	13,582	—	—	15,787
Goodwill, net	—	160,533	3,937	(762)	163,708
Total assets	$598,783	$297,464	$16,645	$(311,239)	$601,653
Liabilities and equity (deficit)
Current liabilities:
Accounts payable	$6,165	$6,270	$1,225	$—	$13,660
Current portion of long-term debt	7,292	913	—	—	8,205
Accrued expenses and other current liabilities	15,524	1,588	716	—	17,828
Total current liabilities	28,981	8,771	1,941	—	39,693
Credit facility	96,165	—	—	—	96,165
Long-term debt, less current portion	362,585	2,197	—	—	364,782
Other long-term liabilities	(30,830)	26,046	16,504	—	11,720
Total liabilities	456,901	37,014	18,445	—	512,360
Equity (deficit):
Erickson Incorporated shareholders’ equity (deficit):
Common stock	1	—	7,052	(7,052)	1
Additional paid-in capital	181,259	297,994	33	(298,027)	181,259
Accumulated deficit	(34,322)	(37,544)	(7,545)	(5,490)	(84,901)
Accumulated other comprehensive loss	(5,056)	—	(1,974)	(759)	(7,789)
Total Erickson Incorporated shareholders’ equity (deficit)	141,882	260,450	(2,434)	(311,328)	88,570
Noncontrolling interests	—	—	634	89	723
Total equity (deficit)	141,882	260,450	(1,800)	(311,239)	89,293
Total liabilities and equity (deficit)	$598,783	$297,464	$16,645	$(311,239)	$601,653

	Condensed Consolidating Statement of Operations Three Months March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Revenues, net	$21,926	$21,589	$9,233	$(5,919)	$46,829
Cost of revenues	32,480	15,969	8,362	(5,908)	50,903
Gross profit (loss)	(10,554)	5,620	871	(11)	(4,074)
Operating expenses:
General and administrative	5,843	210	439	—	6,492
Research and development	631	—	—	—	631
Selling and marketing	1,824	37	32	(11)	1,882
Total operating expenses	8,298	247	471	(11)	9,005
Operating income (loss)	(18,852)	5,373	400	—	(13,079)
Interest expense, net	(9,156)	(91)	—	—	(9,247)
Other income (expense), net	(986)	4	(29)	—	(1,011)
Net income (loss) before income taxes	(28,994)	5,286	371	—	(23,337)
Income tax expense (benefit)	2,693	—	(23)	—	2,670
Net income (loss)	(31,687)	5,286	394	—	(26,007)
Less: Net loss related to noncontrolling interests	—	—	—	23	23
Net income (loss) attributable to Erickson Incorporated	$(31,687)	$5,286	$394	$23	$(25,984)

	Condensed Consolidating Statement of Operations Three Months March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Revenues, net	$24,329	$37,544	$12,892	$(8,603)	$66,162
Cost of revenues	25,197	34,642	13,517	(8,568)	64,788
Gross profit (loss)	(868)	2,902	(625)	(35)	1,374
Operating expenses:
General and administrative	6,038	202	698	—	6,938
Research and development	878	—	—	—	878
Selling and marketing	1,707	50	33	(35)	1,755
Impairment of goodwill	—	49,823	—	—	49,823
Impairment of other assets	3,441	2,749	953	—	7,143
Total operating expenses	12,064	52,824	1,684	(35)	66,537
Operating loss	(12,932)	(49,922)	(2,309)	—	(65,163)
Interest expense, net	(9,030)	(76)	(106)	—	(9,212)
Other income (expense), net	(1,743)	19	405	(6)	(1,325)
Net loss before income taxes	(23,705)	(49,979)	(2,010)	(6)	(75,700)
Income tax benefit	(542)	—	(75)	—	(617)
Net loss	(23,163)	(49,979)	(1,935)	(6)	(75,083)
Less: Net loss related to noncontrolling interests	—	—	—	113	113
Net loss attributable to Erickson Incorporated	$(23,163)	$(49,979)	$(1,935)	$107	$(74,970)

	Condensed Consolidating Statement of Cash Flows Three Months March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(31,687)	$5,286	$394	$—	$(26,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,640	4,913	32	—	9,585
Amortization of debt issuance costs	602	—	—	—	602
Amortization of debt discount	149	—	—	—	149
Stock-based compensation	94	—	—	—	94
Deferred income taxes	2,335	—	(169)	—	2,166
Other non-cash income, net	—	—	(10)	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	3,926	3,573	(1,748)	—	5,751
Prepaid expenses and other current assets	1,189	358	(84)	—	1,463
Aircraft parts, net	(4,219)	462	(114)	—	(3,871)
Other assets	(106)	1,077	(8)	—	963
Aircraft held for sale	2,000	—	12	—	2,012
Accounts payable	14	(33)	60	—	41
Accrued and other current liabilities	16,767	(10,932)	1,552	—	7,387
Other long-term liabilities	(401)	(63)	(2)	—	(466)
Net cash provided by (used in)operating activities	(4,697)	4,641	(85)	—	(141)
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(297)	(4,473)	(4)	—	(4,774)
Restricted cash	—	—	155	—	155
Net cash provided by (used in) investing activities	(297)	(4,473)	151	—	(4,619)
Cash flows from financing activities:
Credit Facility payments	(22,355)	—	—	—	(22,355)
Credit Facility borrowings	31,071	—	—	—	31,071
Long-term debt principal payments, including capital lease payments	(2,952)	(217)	—	—	(3,169)
Net cash provided by (used in) financing activities	5,764	(217)	—	—	5,547
Effect of foreign currency exchange rates on cash and cash equivalents	255	—	120	—	375
Net increase (decrease) in cash and cash equivalents	1,025	(49)	186	—	1,162
Cash and cash equivalents at beginning of period	13	71	2,045	—	2,129
Cash and cash equivalents at end of period	$1,038	$22	$2,231	$—	$3,291

	Condensed Consolidating Statement of Cash Flows Three Months March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(23,163)	$(49,979)	$(1,935)	$(6)	$(75,083)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,272	3,328	218	—	8,818
Impairment of goodwill	—	49,823	—	—	49,823
Impairment of other assets	3,441	2,749	953	—	7,143
Amortization of debt issuance costs	624	—	—	—	624
Amortization of debt discount	177	—	—	—	177
Stock-based compensation	145	—	—	—	145
Deferred income taxes	(1,418)	—	—	—	(1,418)
Other non-cash (income) expense, net	(22)	—	28	—	6
Changes in operating assets and liabilities:
Accounts receivable	(3,404)	571	(5,232)	6	(8,059)
Prepaid expenses and other current assets	522	347	(852)	22	39
Aircraft parts, net	(1,333)	(3)	16	—	(1,320)
Other assets	702	1,839	(151)	—	2,390
Accounts payable	(990)	(1,753)	538	—	(2,205)
Accrued and other current liabilities	13,831	(6,270)	4,784	(22)	12,323
Other liabilities	(82)	(62)	—	—	(144)
Net cash provided by (used in) operating activities	(5,698)	590	(1,633)	—	(6,741)
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(4,735)	(680)	(259)	—	(5,674)
Restricted cash	—	—	(51)	—	(51)
Net cash used in investing activities	(4,735)	(680)	(310)	—	(5,725)
Cash flows from financing activities:
Credit facility payments	(34,211)	—	—	—	(34,211)
Credit facility borrowings	48,797	—	—	—	48,797
Long-term debt principal payments, including capital lease payments	(2,000)	(140)	—	—	(2,140)
Other long-term borrowings	(48)	—	—	—	(48)
Debt issuance costs	(70)	—	—	—	(70)
Net cash provided by (used in) financing activities	12,468	(140)	—	—	12,328
Effect of foreign currency exchange rates on cash and cash equivalents	(1,952)	—	(133)	—	(2,085)
Net increase (decrease) in cash and cash equivalents	83	(230)	(2,076)	—	(2,223)
Cash and cash equivalents at beginning of period	7	274	4,816	—	5,097
Cash and cash equivalents at end of period	$90	$44	$2,740	$—	$2,874

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Item 2 may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements, as discussed more fully in Part II, “Item 1A. Risk Factors.”

OVERVIEW OF THE BUSINESS

Erickson Incorporated is a vertically integrated aerial services company engaged in the manufacture, maintenance and repair and the operation of aircraft globally. We generate revenues and cash flows from providing aerial and specialized manufacturing and maintenance services to commercial and governmental entities worldwide. Our vertically-integrated manufacturing capability provides unique manufacturing and MRO services for the Aircrane and other legacy aircraft platforms, related components, and aftermarket support.

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

As of March 31, 2016, we had a fleet of 74 aircraft consisting of: 20 heavy lift helicopters, known as “Aircranes”; 47 light and medium rotor-wing aircraft; and 7 fixed-wing aircraft. Our fleet includes 13 aircraft held for sale and operations that span the globe with a presence on six continents and 32 aircraft deployed outside of North America as of March 31, 2016. Our aircraft utilization, which is calculated as the number of days on contract as a percentage of total available days, was as follows for the first quarters of 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Rotor Wing:
Heavy lift	46%	48%
Medium and light lift	38	30
Fixed Wing	38	33

During the first quarter of 2016, we incurred a net loss of $26.0 million, compared with $75.0 million for the first quarter of 2015. The $49.0 million decline in our net loss is largely due to the $49.8 million goodwill impairment charge related to our Global Defense and Security segment and the $7.1 million other asset impairment charge related to aircraft available for sale, both of which were recognized in the first quarter of 2015.

A decline in gross profit from our Global Defense and Security segment, resulting from the ending of contracts and, to a lesser degree, a reduction in scope of our Department of Defense (“DoD”) activity, combined with an income tax benefit realized in the first quarter of 2015 related to the goodwill and other asset impairment charges, contributed to an increase in our net loss for the first quarter of 2016 when compared with the first quarter of 2015.

RESULTS OF OPERATIONS

The following table presents our consolidated operating results for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
Revenues, net:
Commercial Aviation Services	$19,946	42.6%	$26,253	39.7%
Global Defense and Security	19,069	40.7	32,875	49.7
Manufacturing and MRO	7,814	16.7	7,034	10.6
Total revenues	46,829	100.0	66,162	100.0
Cost of revenues:
Commercial Aviation Services(1)	24,304	121.8	30,940	117.9
Global Defense and Security(1)	20,028	105.0	28,513	86.7
Manufacturing and MRO(1)	6,571	84.1	5,335	75.8
Total cost of revenues	50,903	108.7	64,788	97.9
Gross profit (loss):
Commercial Aviation Services(1)	(4,358)	(21.8)	(4,687)	(17.9)
Global Defense and Security(1)	(959)	(5.0)	4,362	13.3
Manufacturing and MRO(1)	1,243	15.9	1,699	24.2
Gross profit (loss)	(4,074)	(8.7)	1,374	2.1
Operating expenses:
General and administrative	6,492	13.9	6,938	10.5
Research and development	631	1.3	878	1.3
Selling and marketing	1,882	4.0	1,755	2.7
Impairment of goodwill	—	—	49,823	75.3
Impairment of other assets	—	—	7,143	10.8
Total operating expenses	9,005	19.2	66,537	100.6
Operating loss	(13,079)	(27.9)	(65,163)	(98.5)
Interest expense, net	(9,247)	(19.7)	(9,212)	(13.9)
Other expense, net	(1,011)	(2.2)	(1,325)	(2.0)
Net loss before income tax expense (benefit)	(23,337)	(49.8)	(75,700)	(114.4)
Income tax expense (benefit)	2,670	5.7	(617)	(0.9)
Net loss	(26,007)	(55.5)	(75,083)	(113.5)
Less: Net loss related to noncontrolling interests	23	—	113	0.2
Net loss attributable to Erickson Incorporated	$(25,984)	(55.5)	$(74,970)	(113.3)

(1) Percentage presented is of respective segment revenues.

Revenues, net decreased $19.3 million, or 29.2% to $46.8 million in the first quarter of 2016 from $66.2 million in the first quarter of 2015.

Commercial Aviation Services revenues decreased $6.3 million, or 24.0%, to $19.9 million in the first quarter of 2016 from $26.3 million in the first quarter of 2015, primarily due to the overall decline in global oil and gas exploration combined with lower firefighting activity in Australia, which experienced a milder fire season. Partially offsetting these decreases was an increase in timber harvesting activity in Canada, coupled with higher revenues generated from our Turkish firefighting contract that was not in place during the first quarter of 2015.

Global Defense and Security revenues decreased $13.8 million, or 42.0%, to $19.1 million for the first quarter of 2016 from $32.9 million in the first quarter of 2015, primarily due to the ending of contracts and, to a lesser degree, a reduction in scope of U.S. Department of Defense activity.

Manufacturing and MRO revenues increased $0.8 million, or 11.1%, to $7.8 million in the first quarter of 2016 from $7.0 million in the first quarter of 2015. This increase was driven primarily by the refurbishment of two aircraft for the U.S. government and various part sales, partially offset by activity in the first quarter of 2015 related to the major overhaul of an Aircrane gearbox for a Korean customer.

Cost of revenues decreased $13.9 million, or 21.4%, to $50.9 million for the first quarter of 2016 from $64.8 million for the first quarter of 2015.

Commercial Aviation Services costs of revenues were $24.3 million, or 121.8% of revenues for the segment in the first quarter of 2016, compared with $30.9 million, or 117.9% of revenues for the segment in the first quarter of 2015. The increase as a percent of revenues was primarily due to the high operating leverage of the commercial business as aircraft leases, field maintenance, pilots, and depreciation are fixed costs.

Global Defense and Security costs of revenues were $20.0 million, or 105.0%, of revenues for the segment in the first quarter of 2016, compared with $28.5 million, or 86.7%, of revenues for the segment in the first quarter of 2015. The increase as a percent of revenues was primarily due to the end of contracts and associated variable costs.

Manufacturing and MRO costs of revenues were $6.6 million, or 84.1% of revenues for the segment in the first quarter of 2016, compared with $5.3 million, or 75.8% in the first quarter of 2015. The increase as a percent of revenues was primarily due to a change in the mix of revenue sources.

General and administrative expense decreased $0.4 million, or 6.4%, to $6.5 million in the first quarter of 2016 from $6.9 million in the first quarter of 2015, which was primarily due to restructuring costs incurred in the first quarter of 2015, partially offset by an increase in bad debt expense.

Research and development expense decreased $0.2 million, or 28.1%, to $0.6 million in the first quarter of 2016 from $0.9 million in the first quarter of 2015. Such decrease was primarily due the timing of our research and development activities related to our composite main rotor blade program.

Impairment of goodwill was $49.8 million in the first quarter of 2015, which resulted from the goodwill impairment analysis performed as of March 31, 2015 and resulted in the recognition of an impairment charge related to our Global Defense and Security segment. No such impairment charge was recorded in the first quarter of 2016.

Impairment of other assets of $7.1 million in the first quarter of 2015 resulted from the write-down of the carrying value of certain aircraft to their estimated fair value less the costs to sell, which was done in connection with the reclassification of these aircraft to held for sale. No such impairment charge was recorded in the first quarter of 2016.

Other expense, net decreased $0.3 million, or 23.7%, to $1.0 million in the first quarter of 2016 from $1.3 million and consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Other expense, net:
Amortization of debt issuance costs	$(602)	$(624)	$22
Unrealized foreign exchange loss, net	(417)	(436)	19
Realized foreign exchange loss	(15)	(68)	53
Miscellaneous income (expense), net	23	(197)	220
	$(1,011)	$(1,325)	$314

Income tax expense was $2.7 million in the first quarter of 2016 compared with a benefit of $0.6 million in the first quarter of 2015. The change of $3.3 million is primarily due to the net benefit realized as a result of the impairment recorded in the first quarter of 2015 and the recognition of a valuation allowance position against U.S. deferred tax assets.

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

We have a concentration of large customers, several of which are U.S. and foreign government agencies or entities, and our cash flows depend on being able to collect our receivables from them. If we cannot generate sufficient cash from operations to comply with our debt service obligations, we will need to refinance these debt obligations, obtain additional financing, or sell assets. As of March 31, 2016, we had a working capital deficit of $5.5 million, which was largely driven by accrued interest related to our senior notes payable. Such interest is due and payable semi-annually in April and October. In accordance with the terms of debt agreement, we paid approximately $15 million on April 29, 2016. Additionally, effective April 29, 2016, we amended our Credit Facility effectively providing us more borrowing capacity, and we have cash initiatives to maintain adequate working capital. Our cash initiatives include continued efforts to rationalize our aircraft fleet, including divesting of certain aircraft and related aircraft parts, and considering sale-leaseback transactions for certain owned assets.

We believe that our cash expected from operations and borrowings available to us under our credit facility will be adequate to meet our liquidity needs, capital expenditure requirements and debt service payments for at least the next 12 months. Our Credit Facility has a maturity date of May 2, 2018.

In addition, we may need to fund our debt service obligations or capital expenditures through the issuance of debt or equity securities or other external financing sources to the extent we are unable to fund these debt service obligations or capital expenditures out of our cash from operations or our Credit Facility.

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

Liquidity

The following chart is a condensed presentation of our statement of cash flows for the three months ended March 31, 2016 and March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash and cash equivalents at beginning of period	$2,129	$5,097
Net cash provided by (used in):
Operating activities	(141)	(6,741)
Investing activities	(4,619)	(5,725)
Financing activities	5,547	12,328
Effect of foreign currency exchange rates on cash and cash equivalents	375	(2,085)
Net change in cash and cash equivalents	1,162	(2,223)
Cash and cash equivalents at end of period	$3,291	$2,874

Cash flows from operating activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors, as well as the nature and amount of non-cash items in our statement of operations such as: i) depreciation and amortization, ii) goodwill and other assets impairment charges, iii) and non-cash income and expenses and gains and losses in net loss during the period. The decrease in net cash used in operating activities to $0.1 million in the first quarter of 2016 from net cash used of $6.7 million in the first quarter of 2015 was primarily driven by an increase resulting from the net change in operating assets and liabilities, partially offset by a decrease resulting from a higher net loss including non-cash reconciling items in 2016 compared with 2015.

An increase in accounts receivable during the first quarter of 2015, combined with a decrease in accounts receivable during the first quarter of 2016 had the effect to increase cash provided by operating activities for the first quarter of 2016 when compared with the first quarter of 2015. The increase in accounts receivable during the first quarter of 2015 was largely due to a 17% increase in revenues during the first quarter of 2015 when compared with the fourth quarter of 2014. The decrease in accounts receivable during the first quarter of 2016 was largely due to a 23% decline in revenues during the first quarter of 2016 when compared with the fourth quarter of 2015. Additionally, a decrease in accounts payable during the first quarter of 2015 and the sale of aircraft classified as held for sale during the first quarter of 2016 contributed to an increase in cash provided by operating activities for 2016 when compared with 2015.

Partially offsetting these increases to cash provided by operating activities, was a decline in the increase in accrued expenses and other current liabilities during the first quarter of 2016 when compared with the first quarter of 2015. Such decline had the effect to lower cash provided by operating activities for the first quarter of 2016 when compared with the first quarter of 2015.

Cash flows from investing activities—Cash flows used in investing activities consist primarily of capital expenditures related to the maintenance of our aircraft fleet. Net cash used in investing activities decreased $1.1 million for the first quarter of 2016 compared with the first quarter of 2015, which was driven by lower capital expenditures.

Cash flows from financing activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the first quarter of 2016, net cash used in financing activities consisted of the net credit facility borrowings of $8.7 million, partially offset by long-term debt and capital lease payments of $3.2 million. During the first quarter of 2015, net cash provided by financing activities consisted of net credit facility borrowings of $14.6 million, partially offset by long-term debt and capital lease payments of $2.1 million.

Effect of foreign currency exchange rates on cash and cash equivalents—This represents the effect that foreign currency exchange rates relative to the US dollar have on our cash and cash equivalents resulting from our foreign currency transactions. The currencies which influence the effect on our cash and cash equivalents consist of Canadian dollars (C$), Euros (€), Brazilian Real (R$) and Turkish Lira (₤). For the first quarter of 2016, foreign currency exchange rates had a $0.4 million favorable impact on our cash and cash equivalents, compared with a $2.1 million unfavorable impact in the first quarter of 2015.

Description of Indebtedness

The following summary of certain provisions of the instruments evidencing our material indebtedness does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the corresponding agreements, including the definitions of certain terms therein that are not otherwise defined in this Form 10-Q.

Credit Facility

We have a $140 million revolving credit facility (“Credit Facility”) that is scheduled to expire May 2018. The Credit Facility supplements operating cash flow and provides a primary source of liquidity. Pursuant to the terms of the agreement, the Credit Facility may be used for general corporate purposes and the issuance of standby letters of credit. As of March 31, 2016, we had borrowings outstanding of $106.7 million, letters of credit issued of $1.7 million, and available borrowing capacity of $14.1 million.

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

Erickson’s Credit Facility contains covenants, with which the Company was in compliance with such covenants as of March 31, 2016.

Effective April 29, 2016, the Credit Facility was amended to include, but not limited to, a requirement that a certain level of borrowing capacity be maintained, known as “Excess Availability.” For the period from April 29, 2016 through May 29, 2016, the required Excess Availability is $10 million; for May 30, 2016 through July 15, 2016, $15 million; for July 16, 2016 through September 29, 2016, $17.5 million; and for September 30, 2016 through December 31, 2016, $20 million. Additionally, the fixed charge financial covenant period commencement date was delayed to any period on or after January 1, 2017 on which Excess Availability is less than $20 million as of such date.

Long-term Debt

As of March 31, 2016, we had $355.0 million of senior notes payable, which bear interest at 8.25% per annum, are second priority senior secured obligations, and are due in 2020 (“2020 Senior Notes”). The 2020 Senior Notes are guaranteed by certain of our existing and future domestic subsidiaries and secured by second-position liens, subject to certain exceptions and permitted liens, on substantially all of our existing and future assets that secure our Credit Facility.

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

Non-GAAP Financial Measures

Non-GAAP financial measures are supplemental measures of performance that are not required by or presented in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). To monitor our business, we use four non-GAAP financial measures as follows:

EBITDA—Earnings before interest, taxes, depreciation and amortization (“EBITDA”) consists of net loss attributable to Erickson Incorporated and adjusted for interest expense, net, income tax benefit, depreciation and amortization, and amortization of debt issuance costs.

Adjusted EBITDA—Consists of our EBITDA, previously defined, and adjusted for non-cash items including, but not limited to, goodwill and other asset impairment losses, unrealized foreign currency exchange gains or losses, and stock-based compensation and certain other costs such as restructuring costs.

Adjusted EBITDAR—Consists of our Adjusted EBITDA, previously defined, and adjusted for aircraft lease expense.

Free Cash Flow—Consists of net cash used in operating activities plus purchases of aircraft and property, plant and equipment.

Such supplemental measures are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to revenue, net loss, cash flow, or any other performance measures derived in accordance with U.S. GAAP.

Our presentation of EBITDA, Adjusted EBITDA, Adjusted EBITDAR and Free Cash Flow may not be comparable to similarly titled measures of other companies. We believe that our adjustments to arrive at EBITDA and Free Cash Flow are common industry practice amongst our peers and we believe this provides us with a more comparable measure for managing our business. We also believe that it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Adjusted EBITDA is primarily used to monitor compliance with certain financial covenants under our credit facility agreement. We use Adjusted EBITDAR as we believe this provides us with a more comparable measure for managing our business.

A reconciliation of net loss attributable to Erickson Incorporated as reported on our consolidated statements of operations to EBITDA, Adjusted EBITDA, and Adjusted EBITDAR, and a reconciliation of net cash used in operating activities to Free Cash Flow, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to Erickson Incorporated	$(25,984)	$(74,970)
Interest expense, net	9,247	9,212
Tax expense (benefit)	2,670	(617)
Depreciation and amortization	9,585	8,818
Amortization of debt issuance costs	602	624
EBITDA	(3,880)	(56,933)
Unrealized foreign currency exchange losses, net	417	436
Insurance related to aircraft held for sale	114	—
Stock-based compensation	94	145
Restructuring costs	71	1,545
Acquisition and integration related expenses	51	—
Interest expense related to tax contingencies	35	—
Impairment of goodwill	—	49,823
Impairment of other assets	—	7,143
Other	(10)	6
Adjusted EBITDA	(3,108)	2,165
Aircraft lease expenses	3,904	4,517
Adjusted EBITDAR	$796	$6,682

Free Cash Flow:
Net cash used in operating activities	$(141)	$(6,741)
Add: Purchases of aircraft and property, plant and equipment	(4,774)	(5,674)
Free cash flow	$(4,915)	$(12,415)

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

Our contractual obligations for 2016 and beyond are set forth in Part III, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016. Such obligations have not changed materially as of March 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are outlined in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the normal course of our business operations due to changes in interest rates, increase in cost of aircraft fuel, and our exposure to fluctuations in foreign currency exchange rates. There have been no material changes to market risks affecting us from those set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2016, our disclosure controls and procedures were effective.

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

For information regarding our legal proceedings, see Note 7 to our financial statements as of and for the three months ended March 31, 2016, which appear in Item 1 of this Form 10-Q.

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

We have a substantial amount of debt and have significant debt service obligations. As of March 31, 2016, the principal amount of our total indebtedness was approximately $484.7 million, and secured by liens on substantially all of our existing and future assets. While most of our debt obligations are long-term, we had a working capital deficiency of $5.5 million as of March 31, 2016.

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

Our ability to draw down borrowings under our credit facility depends in part on our compliance with financial covenants contained in the facility. An inability to draw down on our credit facility could have a material adverse effect on our ability to make capital expenditures, on our results of operations and on our liquidity. Further, failure to maintain the financial ratios required under our credit facility would constitute an event of default, allowing the lenders under our credit facility to declare the entire balance of any and all sums payable under the credit facility immediately due and payable. If a payment default or acceleration were to occur under our credit facility, holders of our 2020 Senior Notes would be permitted to accelerate the maturity of the 2020 Senior Notes.

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

Item 6.    Exhibits.

Exhibit Number	Description

10.1	Form of Erickson Incorporated Incentive Stock Option Agreement granted pursuant to the Company’s 2012 Long-Term Incentive Plan.
10.2	Form of Erickson Incorporated Stock Appreciation Rights Award Agreement Cash Settled granted pursuant to the Company’s 2012 Long-Term Incentive Plan.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

** Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erickson Incorporated

Date:	May 4, 2016	By:	/s/ ERIC STRUIK
Eric Struik
Chief Financial Officer
(signing on behalf of the registrant as principal financial officer)