Form 10-Q
period 2016-06-30
ERICKSON INC.
filed 2016-08-15
CIK 1490165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On August 10, 2016, 13,895,421 shares of common stock, par value $0.0001, were outstanding.

ERICKSON INCORPORATED
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

ERICKSON INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,283	$2,129
Restricted cash	222	373
Accounts receivable, net	41,861	40,520
Prepaid expenses and other current assets	6,204	5,233
Total current assets	51,570	48,255
Aircraft, net	144,989	155,917
Aircraft parts, net	173,655	169,824
Aircraft held for sale	6,200	12,348
Property, plant and equipment, net	23,590	25,553
Other assets	9,291	10,261
Other intangible assets, net	14,714	15,787
Goodwill, net	159,770	163,708
Total assets	$583,779	$601,653
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$28,225	$13,660
Current portion of long-term debt	8,421	8,205
Accrued expenses and other current liabilities	22,360	17,828
Total current liabilities	59,006	39,693
Credit facility	119,523	96,165
Long-term debt, less current portion	361,357	364,782
Other liabilities	17,949	11,720
Total liabilities	557,835	512,360
Equity:
Erickson Incorporated shareholders’ equity:
Common stock; $0.0001 par value; 110,000,000 shares authorized; 13,895,421 issued and outstanding as of June 30, 2016 and December 31, 2015	1	1
Additional paid-in capital	181,396	181,259
Accumulated deficit	(149,883)	(84,901)
Accumulated other comprehensive loss, net of tax	(6,543)	(7,789)
Total Erickson Incorporated shareholders’ equity	24,971	88,570
Noncontrolling interests’ equity	973	723
Total equity	25,944	89,293
Total liabilities and equity	$583,779	$601,653

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, net	$50,838	$67,019	$95,667	$130,981
Cost of revenues	52,168	59,101	101,071	122,076
Gross (loss) profit	(1,330)	7,918	(5,404)	8,905
Operating expenses:
General and administrative	6,161	5,847	12,653	12,398
Research and development	699	583	1,330	1,461
Selling and marketing	2,646	1,330	4,528	3,085
Loss on idle aircraft	7,815	—	7,815	—
Impairment of goodwill	4,523	—	4,523	49,823
Impairment of other assets	6,127	—	6,127	7,143
Total operating expenses	27,971	7,760	36,976	73,910
Operating (loss) income	(29,301)	158	(42,380)	(65,005)
Interest expense, net	(9,475)	(9,375)	(18,722)	(18,587)
Other expense, net	(28)	(331)	(1,039)	(1,656)
Net loss before income tax (benefit) expense	(38,804)	(9,548)	(62,141)	(85,248)
Income tax (benefit) expense	(92)	691	2,578	74
Net loss	(38,712)	(10,239)	(64,719)	(85,322)
Less: net (income) loss related to noncontrolling interests	(286)	118	(263)	231
Net loss attributable to Erickson Incorporated	$(38,998)	$(10,121)	$(64,982)	$(85,091)
Net loss per share attributable to Erickson Incorporated common shareholders—basic and diluted	$(2.81)	$(0.73)	$(4.68)	$(6.15)
Weighted average shares outstanding—basic and diluted	13,895,421	13,831,127	13,895,421	13,827,493

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(38,712)	$(10,239)	$(64,719)	$(85,322)
Other comprehensive income (loss)—Foreign currency translation adjustment	439	502	1,233	(2,089)
Comprehensive loss	(38,273)	(9,737)	(63,486)	(87,411)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(256)	84	(250)	320
Comprehensive loss attributable to Erickson Incorporated	$(38,529)	$(9,653)	$(63,736)	$(87,091)

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(64,719)	$(85,322)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	19,088	18,716
Impairment of goodwill	4,523	49,823
Impairment of other assets	6,127	7,143
Deferred income taxes	1,797	(1,687)
Amortization of debt issuance costs	1,238	1,254
Amortization of debt discount	277	406
Stock-based compensation	137	97
Loss (gain) on sale of aircraft and other property and equipment	1,155	(271)
Changes in operating assets and liabilities:
Accounts receivable	(1,111)	(4,472)
Prepaid expenses and other current assets	(1,103)	210
Aircraft parts, net	(3,859)	731
Aircraft held for sale	(3,683)	—
Other assets	983	(1,615)
Accounts payable	14,661	25
Accrued expenses and other current liabilities	3,355	(266)
Other liabilities	1,825	138
Net cash used in operating activities	(19,309)	(15,090)
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(6,085)	(11,839)
Proceeds from sales of aircraft and other property and equipment	6,868	4,500
Restricted cash	155	124
Net cash provided by (used in) investing activities	938	(7,215)
Cash flows from financing activities:
Credit facility borrowings	79,891	97,553
Credit facility payments	(56,643)	(73,182)
Long-term debt principal payments, including capital lease payments	(4,337)	(3,340)
Other long-term borrowings	—	(84)
Debt issuance costs	(276)	(137)
Shares withheld for payment of taxes	—	(32)
Net cash provided by financing activities	18,635	20,778
Effect of foreign currency exchange rates on cash and cash equivalents	890	(1,804)
Net increase (decrease) in cash and cash equivalents	1,154	(3,331)
Cash and cash equivalents at beginning of period	2,129	5,097
Cash and cash equivalents at end of period	$3,283	$1,766
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,695	$18,097
Cash paid for income taxes, net	511	1,267
Supplemental disclosure of non-cash investing and financing activities:
Note payable incurred for the purchase of aircraft parts	—	9,356

The accompanying notes are an integral part of these consolidated financial statements

ERICKSON INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION

Nature of Business

Erickson Incorporated (“EI”) and its subsidiaries and affiliated companies (collectively referred to as “Erickson” or “the Company”) is a global provider of aviation services. We operate, maintain and manufacture utility aircraft to transport and place people and cargo around the world for commercial and governmental entities, with three distinct reportable segments consisting of Commercial Aviation Services, Global Defense and Security, and Manufacturing and Maintenance, Repair and Overhaul (“MRO”). Through our Commercial Aviation Services and Global Defense and Security segments, we provide aerial services that include critical supply and logistics for firefighting, timber harvesting, infrastructure construction, deployed military forces, humanitarian relief, and crewing. Through our Manufacturing and MRO segment, we provide manufacturing and maintenance, repair and overhaul services for our own fleet and third parties.

The Company’s fleet consisted of the following as of June 30, 2016:

Type:
Heavy lift helicopters, known as ‘Aircranes’	20
Rotor-wing aircraft:
Light lift helicopters	9
Medium lift helicopters	33
Fixed-wing aircraft	7
69

As of June 30, 2016, the Company’s aircraft fleet includes 4 idle aircraft and 11 aircraft that are held for sale.

The Company’s operations span the globe with a presence on six continents and 26 aircraft deployed outside of North America as of June 30, 2016. As a global provider of aviation services, a significant portion of its revenues are generated outside of North America and represented 61% and 63% of revenues for the three months ended June 30, 2016 and 2015, respectively.

Condensed Consolidated Financial Statements

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such regulations, although Erickson believes that the disclosures provided are adequate to make the interim information presented not misleading.

To conform with 2016 presentation, the Company made the following reclassifications to the 2015 condensed consolidated financial statements:

•	Reclassified deferred overhauls not installed on an aircraft in the amount of $30.2 million from aircraft, net to aircraft parts, net as of December 31, 2015;

•
Reclassified aircraft sales of $2.3 million from revenues, with cost of revenues of $2.5 million, to a loss on sale of aircraft of $0.2 million, which is included in general and administrative expense on the statement of operations for the three months ended June 30, 2015;

•
Reclassified aircraft sales of $4.5 million from revenues, with costs of revenues of $4.3 million, to a gain on sale of aircraft of $0.2 million, which is included in general and administrative expense on the statement of operations for the six months ended June 30, 2015.

In addition, the Company presented the note payable incurred during the first quarter of 2015 for the purchase of aircraft parts in the supplemental disclosure of non-cash investing and financing activities section of the statement of cash flows for the six months ended June 30, 2015. Such presentation is to conform with the classification of the note payable as long-term debt on the condensed consolidated balance sheets.

The financial information included herein for the three and six month periods ended June 30, 2016 and 2015 is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, condensed consolidated results of operations, and condensed consolidated cash flows of the Company for these interim periods. Certain costs are estimated for the full year and allocated to interim periods based on estimates of operating time expired, benefit received, or activity associated with the interim period; accordingly, such costs may not be reflective of amounts to be recognized for a full year. Due to seasonal fluctuations in revenues, interim financial results do not necessarily represent those to be expected for the year. The financial information as of December 31, 2015 is derived from the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in Item 8 of Erickson’s Annual Report on Form 10-K, filed with the SEC on March 10, 2016, which should be read in conjunction with such condensed consolidated financial statements.

Liquidity Matters

These condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As a result of recurring losses, negative cash flow from operations and limited borrowing capacity under our existing revolving credit facility, we are experiencing constraints on our liquidity and, as of June 30, 2016, have negative working capital. The Company has retained an investment bank and a legal firm both of whom specialize in restructuring, and are evaluating various options with regard to its capital structure and other strategic alternatives. While management expects to successfully address the Company’s cost and liquidity challenges, there is risk that such efforts may not yield desired outcomes, which could have a significant adverse effect on its operations. As of June 30, 2016, the Company has $3.3 million of available liquidity. Absent a refinancing of the revolver and any other successful liquidity initiatives, there is a high probability that the company will not be able to fund the $14.6 million interest payment on the senior notes, due November 1, 2016. For additional information concerning liquidity matters, see Credit Facility and Long-term Debt sections in Note 2.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which creates a new Topic 606 and supersedes the revenue requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized that consists of: i) identifying the contract with the customer; ii) identifying the performance obligations in the contract; iii) determining the transaction price; iv) allocating the transaction price to the performance obligations, and v) recognizing revenue when or as each performance obligation is satisfied. Companies can transition to the requirements of this ASU either retrospectively or as a cumulative-effect adjustment as of the date of adoption, which was originally January 1, 2017 for the Company. Early adoption is not permitted. In August 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606) was issued which defers by one year the effective date of ASU 2014-09. The effective date for the Company is January 1, 2018 for the adoption of the requirements of ASU 2014-09. The Company is in the process of evaluating the effect that the adoption of ASU 2014-09 will have on its consolidated financial position, consolidated results of operations, and consolidated statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will require organizations that lease assets, lessees, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. A lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The provisions of ASU 2016-02 are effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, or January 1, 2019 for the Company. Early adoption is permitted. The Company has not yet determined the effect of the adoption of ASU 2016-02 will have on its consolidated financial position, consolidated results of operations, and consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the provisions of ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, or January 1, 2017 for the Company. Early adoption is permitted. The transition to the requirements of this ASU will be either i) modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, ii) retrospective application or iii) prospective application depending on the nature of amendment. The Company has not yet determined the effect of the adoption of ASU 2016-09 will have on its consolidated financial position, consolidated results of operations, and consolidated statement of cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASU 2014-15”), a new standard that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and to provide disclosures when certain criteria are met. The provisions of ASU 2014-15 are effective for public entities for fiscal periods beginning after December 15, 2016, or January 1, 2017 for the Company, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have an impact on the Company’s consolidated financial position, consolidated results of operations, or consolidated statement of cash flows, although there may be additional disclosures made pursuant to the requirements of this ASU.

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Trade accounts receivable	$39,603	$35,039
Other receivables	3,612	4,244
Costs in excess of billings	—	1,704
	43,215	40,987
Less: allowance for doubtful accounts	(1,354)	(467)
	$41,861	$40,520

Activity in the allowance for doubtful accounts was as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Balance as of beginning of period	$467	$739
Provisions	1,022	—
Amounts written-off, net of recoveries	(135)	(548)
Balance as of end of period	$1,354	$191

The Company had bad debt expense of $0.8 million and $1.0 million for the three and six month periods ended June 30, 2016, respectively, with zero for the three and six month periods ended June 30, 2015, respectively.

The following is a summary of customers that accounted for at least 10% of trade account receivable balance as of June 30, 2016 or December 31, 2015:

	Segment	June 30, 2016	December 31, 2015
Customer A	Global Defense and Security	16.8%	11.9%
Customer B	Global Defense and Security	10.1	14.0
Customer C	Manufacturing and MRO	2.3	11.2
		29.2%	37.1%

Aircraft, Net and Property, Plant and Equipment, Net consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Aircraft:
Aircraft	$129,381	$132,530
Aircraft under capital lease	3,866	3,866
Construction-in-progress	10,711	10,056
	143,958	146,452
Less: accumulated depreciation and amortization	(45,486)	(41,401)
Add: deferred overhauls, net	46,517	50,866
Aircraft, net	$144,989	$155,917
Property, plant and equipment:
Land and land improvements	$192	$308
Buildings	5,725	5,219
Vehicles and equipment	35,461	34,115
Assets under capital lease—hangar and vehicles	5,440	5,440
Construction-in-progress	3,376	4,323
	50,194	49,405
Less: accumulated depreciation and amortization	(26,604)	(23,852)
Property, plant and equipment, net	$23,590	$25,553

We have aircraft under operating lease arrangements. The Company has continued efforts to rationalize its aircraft fleet, and has identified four aircraft that the Company has ceased to use in operations, known as ‘idle aircraft.’ As of June 30, 2016, the Company has recorded the remaining lease liability related to these leased idle aircraft, which is classified as a loss on idle aircraft in the condensed consolidated statement of operations for the three and six month periods ended June 30, 2016.

Depreciation and amortization expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation expense	$4,280	$4,427	$8,532	$9,160
Amortization expense:
Deferred overhauls	4,586	4,807	9,282	8,252
Assets under capital lease	100	1	200	1
Total amortization expense	4,686	4,808	9,482	8,253
Total depreciation and amortization expense	$8,966	$9,235	$18,014	$17,413

Aircraft Parts, Net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Finished parts	$133,394	$134,410
Deferred overhauls	35,707	30,215
Work-in-process	11,576	10,405
Less: excess and obsolete reserve	(7,022)	(5,206)
	$173,655	$169,824

Activity for the excess and obsolete reserve was as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Balance as of beginning of period	$5,206	$5,640
Provision for excess and obsolete aircraft parts	3,249	164
Write-off of excess and obsolete aircraft parts	(1,433)	(204)
Balance as of end of period	$7,022	$5,600

For 2016, the provision for excess and obsolete aircraft parts includes $1.4 million for aircraft parts related to aircraft that have been classified as held for sale, which is included in the impairment of other assets on the condensed consolidated statements of operations for the three and six month periods ended June 30, 2016.

Aircraft Held for Sale activity was as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Balance as of beginning of period	$12,348	$—
Aircraft classified as held for sale	3,832	15,514
Aircraft reclassified from held for sale	(2,653)	—
Impairment charge on aircraft held for sale	(3,381)	(7,143)
Book value of aircraft sold	(4,179)	—
Fluctuations due to foreign currency translation adjustments	233	65
Balance as of end of period	$6,200	$8,436

During the second quarter of 2016, the Company recorded impairment charges totaling $3.4 million related to the write down of the carrying amount of certain aircraft held for sale to their estimated fair value less the costs to sell. These charges are included in impairment of other assets in the consolidated statements of operations for the three and six month periods ended June 30, 2016. Of the 17 aircraft in held for sale at the end of 2015, 11 of those aircraft were still held for sale at the end of the second quarter, and were further impaired due to ongoing declines in market values. One of our major competitors filed for Chapter 11 reorganization in the second quarter, which was a contributing factor to the decline in market values in our industry. The fair value of aircraft held for sale is considered a level 2 measurement in the fair value hierarchy as the measurement is based on the recent sales and listed prices in the active markets for similar aircraft.

Other Intangible Assets, Net consisted of the following (in thousands):

	Reportable Segment	Useful Life (in years)	June 30, 2016	December 31, 2015
Customer Relationships	Global Defense and Security	9	$19,300	$19,300
Customer Relationships	Commercial Aviation Services	2	2,500	2,500
Type Certificate for Aircrane engines	Manufacturing and MRO	Indefinite	2,205	2,205
			24,005	24,005
Less: accumulated amortization			(9,291)	(8,218)
			$14,714	$15,787

Amortization expense for intangible assets is recorded in cost of revenues and was $0.5 million and $0.7 million for the second quarter of 2016 and 2015, respectively, and $1.1 million and $1.3 million for the first half of 2016 and 2015, respectively. As of June 30, 2016, future estimated amortization expense is as follows (in thousands):

Six months ending December 31:
2016	$1,071
Year ending December 31:
2017	2,144
2018	2,144
2019	2,144
2020	2,144
Thereafter	2,862
$12,509

Goodwill, Net

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 were as follows (in thousands):

	Global Defense and Security	Commercial Aviation Services	Manufacturing and MRO	Total
Balance as of January 1, 2016:
Goodwill, gross	$207,128	$22,133	$5,542	$234,803
Accumulated impairment losses	(71,095)	—	—	(71,095)
Goodwill, net	136,033	22,133	5,542	163,708
Activity during 2016:
Impairment losses	—	(4,523)	—	(4,523)
Fluctuations due to foreign currency translation adjustments	—	585	—	585
Balance as of June 30, 2016:
Goodwill, gross	207,128	22,718	5,542	235,388
Accumulated impairment losses	(71,095)	(4,523)	—	(75,618)
Goodwill, net	$136,033	$18,195	$5,542	$159,770

During the second quarter of 2016, the Company performed the annual goodwill impairment test for the Global Defense and Security, Commercial Aviation Services, and Manufacturing and MRO reporting units. The Company assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting units are less than their respective carrying amounts. In the second quarter of 2016, several triggering events prompted the Company to perform step one of the goodwill impairment test for the Global Defense and Security reporting unit. The triggering events included declines in industry and market conditions, a sustained decrease in the Company’s share price, a decline in the Company’s overall financial performance, and a change in a senior management position. The Company’s last Step 1 analysis was performed as of the fourth quarter of 2015 for all three reporting units. The step one analysis for the Commercial Aviation Services and Manufacturing and MRO reporting units was not re-performed in the second quarter of 2016 given that no significant events or changes in internal forecasts have occurred that would result in a significantly different result. Only the Global Defense and Security reporting unit Step 1 analysis was performed, in light of the majority of the Company’s goodwill being associated with this reporting unit, and the asset impairments recorded in the second quarter of 2016. The outcome of the analysis revealed that the fair value of the Global Defense and Security reporting unit exceeded its carrying amount, and as a result, no goodwill impairment charge was recorded for that reporting unit in the second quarter of 2016.

During June 2016, the Company entered into an agreement to sell its wholly-owned Brazilian subsidiary. The subsidiary was originally purchased in September 2013, and while various integration efforts were attempted, the benefits of the acquired goodwill were never realized by the Commercial Aviation Services reporting unit. As a result, the carrying amount of the acquired goodwill is included in the carrying amount of the business to be disposed of, and reduces the amount of goodwill reported for the Commercial Aviation Services reporting unit. Accordingly, a goodwill impairment charge was recorded during the second quarter of 2016.

Credit Facility

The Company has a $140.0 million revolving credit facility (“Credit Facility”), which consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Borrowings outstanding under Credit Facility	$121,330	$97,997
Less: deferred debt issuance costs	(1,807)	(1,832)
	$119,523	$96,165

The Credit Facility is primarily used for general corporate purposes and matures May 2, 2018. EI and each of the Company’s current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the Credit Facility on a senior-secured first-lien basis. The Credit Facility includes mandatory prepayment requirements for certain types of transactions, including, but not limited to, requiring prepayment from proceeds that the Company receives as a result of certain asset sales, subject to re-investment provisions on terms to be determined, and proceeds from extraordinary receipts.

During 2016, the Company entered into numerous amendments to the Credit Facility. As a result, the terms of the Credit Facility contain, among other things, a requirement that a certain level of borrowing capacity be maintained, known as “Excess Availability,” which is as follows:

•	$10.0 million for the period from July 25, 2016 through August 15, 2016;

•	$12.0 million for the period from August 16, 2016 through August 22, 2016;

•	$13.5 million for the period from August 23, 2016 through August 29, 2016;

•	$17.5 million for the period from August 30, 2016 through October 2, 2016; and

•	$20.0 million for the period from October 3, 2016 through December 31, 2016.

In addition, the fixed charge financial covenant period commencement date was delayed to any period on or after January 1, 2017 on which Excess Availability is less than $20 million as of such date and the interest rate was set at 550 basis points, or 5.5%, over the prime base rate or 650 basis points, or 6.5% over the London Interbank Offered Rate, as applicable, resulting in an increase of 200 basis points, or 2%, over the highest chargeable rates prior to any amendments entered into during 2016.

The Company entered into an amendment fee letter with the lenders under the Credit Facility in July 2016, which formalizes a requirement that the Company agrees to seek a refinancing of its Credit Facility in its entirety (the “Refinancing”) and requires the Company to meet short term progress milestones related to the Refinancing. In the event the Company is unable to refinance the Credit Facility in its entirety, and otherwise satisfy in full in cash all outstanding amounts and other obligations under the Credit Facility, the Company will be responsible to pay the following incentive fees:

•	$3.5 million if the Refinancing has not occurred on or before August 29, 2016;

•	An additional $1.5 million if the Refinancing has not occurred on or before September 12, 2016; and

•	An additional $500,000 each two weeks thereafter if the Refinancing has not occurred on or before September 26, 2016 and each second Monday thereafter, as applicable.

The interest rate under the Credit Facility was a weighted average of 5.3% as of June 30, 2016 and 5.2% as of December 31, 2015. As of June 30, 2016, the Company had $2.4 million of outstanding standby letters of credit under the Credit Facility, with a maximum borrowing availability of $6.2 million.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior notes payable	$355,000	$355,000
Subordinated notes payable	9,778	11,478
Capital lease obligations	7,853	8,417
Other notes payable	4,179	6,254
Total long-term debt before unamortized debt discounts and deferred debt issuance costs	376,810	381,149
Unamortized debt discounts	(493)	(770)
Deferred debt issuance costs	(6,539)	(7,392)
Total long-term debt	369,778	372,987
Less: current portion of long-term debt	(8,421)	(8,205)
Long-term debt, less current portion	$361,357	$364,782

ZM EAC LLC beneficially owns approximately 33.6% of the Company’s outstanding capital stock. Q&U Investments LLC is the managing member of entities that beneficially own approximately 20.9% of the Company’s outstanding capital stock. Quinn Morgan, the managing member of ZM EAC and Q&U Investments, is a member of the Company’s Board of Directors. During May 2016, entities affiliated with ZM EAC and Q&U Investments acquired $1.2 million of the subordinated notes payable from third parties.

The senior notes payable have semi-annual interest payments due May 1 and November 1, with the next interest payment of $14.6 million due November 1, 2016.

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

As of June 30, 2016, the carrying amount of the Company’s long-term debt was $369.8 million and its estimated aggregate fair value was $240.9 million, consisting of $219.6 million and $21.3 million classified as Level 1 and Level 3, respectively, in the fair value hierarchy. As of December 31, 2015, the carrying amount of the Company’s long-term debt was $373.0 million and its estimated aggregate fair value was $256.9 million, consisting of $231.5 million and $25.4 million classified as Level 1 and Level 3, respectively, in the fair value hierarchy.

As of June 30, 2016, Erickson was a party to thirteen foreign currency forward contracts which will settle at various dates through December 2016, and had six foreign currency forward contracts as of December 31, 2015. The fair value of foreign currency contracts is considered a level 2 measurement in the fair value hierarchy as the measurement is based on observable rates or measurements to determine fair value and include rates, spreads, amounts and value dates for such contracts. As of June 30, 2016 and December 31, 2015, the fair value of such foreign currency forward contracts was $0.5 million and $0.2 million, respectively, which is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The Level 3 assets measured at fair value on a nonrecurring basis consisted of goodwill.

NOTE 4—EQUITY

The activity in equity during the six months ended June 30, 2016 and 2015 was as follows (dollars in thousands):

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Shares	Amount
Balance at December 31, 2015	13,895,421	$1	$181,259	$(84,901)	$(7,789)	$723
Stock-based compensation	—	—	137	—	—	—
Net loss	—	—	—	(64,982)	—	263
Other comprehensive income(loss)—Foreign currency translation adjustment	—	—	—	—	1,246	(13)
Balance at June 30, 2016	13,895,421	$1	$181,396	$(149,883)	$(6,543)	$973

Balance at December 31, 2014	13,823,818	$1	$181,018	$1,812	$(2,544)	$726
Issuance of shares upon vesting of restricted stock units	16,213	—	—	—	—	—
Stock-based compensation	—	—	97	—	—	—
Shares withheld for payment of taxes	(6,857)	—	(32)	—	—	—
Net loss	—	—	—	(85,091)	—	(231)
Other comprehensive loss—Foreign currency translation adjustment	—	—	—	—	(2,000)	(89)
Balance at June 30, 2015	13,833,174	$1	$181,083	$(83,279)	$(4,544)	$406

NOTE 5—REPORTABLE SEGMENTS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operations by its three reportable segments are as follows:

Commercial Aviation Services segment revenues are derived from firefighting, timber harvesting, infrastructure construction, oil and gas services, and other commercial services.

Global Defense and Security segment revenues are derived primarily from contracts with the United States Department of Defense, international governments, and other government organizations, and third parties that contract with such governmental agencies and organizations, who use the Company’s services for defense and security, and transportation and other government-related activities.

Manufacturing and MRO segment revenues are derived from manufacturing and maintenance, repair, and overhaul services for certain aircraft, as well as aircraft sales.

Information about the Company’s revenues and gross profit by its three reportable segments, as well as a reconciliation of the Company’s reportable segment gross profit to operating loss, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, net:
Commercial Aviation Services	$20,991	$34,319	$40,937	$60,572
Global Defense and Security	21,371	28,391	40,440	61,266
Manufacturing and MRO	8,476	4,309	14,290	9,143
Total net revenues	$50,838	$67,019	$95,667	$130,981
Gross (loss) profit:
Commercial Aviation Services	$(5,447)	$3,686	(9,805)	(1,001)
Global Defense and Security	751	2,117	(208)	6,479
Manufacturing and MRO	3,366	2,115	4,609	3,427
Total gross (loss) profit	(1,330)	7,918	(5,404)	8,905
Less: operating expenses	27,971	7,760	36,976	73,910
Operating (loss) income	$(29,301)	$158	$(42,380)	$(65,005)

Customers that accounted for at least 10% of the Company’s net revenues were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2016	2015	2016	2015
Customer B	Global Defense and Security	22.1%	15.4%	22.3%	21.3%
Customer A	Global Defense and Security	16.6	9.0	16.2	10.5
		38.7%	24.4%	38.5%	31.8%

Revenues, net by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues, net:
North America	$19,917	$24,898	$32,661	$39,555
Middle East	11,213	16,568	21,375	33,125
Africa	8,416	6,979	15,459	13,772
Europe	4,606	3,051	6,017	3,904
South America	3,188	10,066	7,023	21,103
Asia	3,464	5,379	5,816	10,994
Australia	34	78	7,316	8,528
	$50,838	$67,019	$95,667	$130,981

For each operating segment, revenues are attributed to geographic area based on the country where the services were performed; for the Manufacturing and MRO reportable segment, revenues are attributed to geographic area based on the country in which the customer is located.

Assets by reportable segment was as follows (in thousands):

	June 30, 2016	December 31, 2015
Assets:
Global Defense and Security	$169,483	$173,882
Commercial Aviation Services	41,191	41,857
Manufacturing and MRO	19,378	25,623
Corporate(1)	5,292	3,917
Aircraft held for sale	6,200	12,348
Fixed Assets(2)	342,235	344,026
	$583,779	$601,653

(1)	Comprised primarily of cash, prepaid expenses and other current assets, and deferred tax assets.

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

For the three and six month periods ended June 30, 2016 and 2015, the net loss attributable to Erickson Incorporated common shareholders is the same for both basic and diluted loss per share computations. Due to the Company’s net loss position, shares of 313,500 were excluded from the computation of diluted loss per common share for the three and six month periods ended June 30, 2016 as their effect would have been anti-dilutive, with 20,500 excluded for the three and six month periods ended June 30, 2015.

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

Arizona Environmental Matter

In August 2012, Erickson Helicopters, Inc. (formerly “Evergreen Helicopters, Inc.” and Erickson’s wholly-owned subsidiary, ‘‘EHI’’) received a request for information from the State of Arizona and has been served various petitions regarding the Broadway-Pantano Site in Tucson, Arizona, which is comprised of two landfills at which the State of Arizona has been conducting soil and groundwater investigations and cleanups related to site contamination. According to these documents, the State has identified approximately 101 parties that are potentially responsible for the contamination. It is possible that the State or other liable parties may assert that EHI is liable for the alleged contamination at the site. At this time, the Company is not able to determine the likelihood of any outcome in this matter, nor is it able to estimate the amount or range of loss or the impact on its financial condition in the event of an unfavorable outcome.

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

Stockholder Action

In August 2013, a stockholder class and derivative action was filed in the Court of Chancery for the State of Delaware against the Company, members of our board of directors, EAC Acquisition Corp., and entities associated with ZM Equity Partners, LLC and certain of their affiliates. The plaintiff asserted claims for breach of fiduciary duty and unjust enrichment in connection with the acquisition of Evergreen Helicopters, Inc. and requested an award of unspecified monetary damages, disgorgement and restitution, certain other equitable relief, and an award of plaintiff’s costs and disbursements, including legal fees. In June 2016, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Stipulation”). The Stipulation was entered into for the sole purpose of resolving contested claims and disputes, as well as avoiding the costs, risk and uncertainties inherent in litigation. The Stipulation does not contain any finding of fault or admission of wrongdoing or liability on the part of the Company or any of the individual defendants in the litigation.

The terms of the Stipulation (a) include the creation of a settlement fund in the amount of $18.5 million, a portion of which will be distributed to plaintiff’s counsel for attorneys’ fees and expenses, with 80% of the remaining funds to be distributed to the Class Members pursuant to the Plan of Allocation and 20% of the remaining funds to be distributed to the Company, and (b) require the Company to amend certain provisions of its Certificate of Incorporation with respect to certain change or control and related party transactions. In addition, under the terms of the Stipulation, the plaintiff and each stockholder of the Company shall be deemed to have released the defendants from any and all claims, including unknown claims, relating to the matters asserted or that could have been asserted in the litigation.

The portion of the settlement fund to be paid by the Company is expected to be covered by the Company’s existing directors and officers insurance policy and therefore, the Company does not expect any material impact on the Company’s financial condition. The Stipulation is subject to and conditioned upon final approval by the Court, after public notice of the proposed settlement.

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

•
Costa Do Sol. Air Amazonia, the Company’s Brazilian subsidiary, entered into a purchase agreement in 2014 to acquire 100% of the preferred non-voting stock and 20% of the common voting stock of Costa Do Sol and an employee of Air Amazonia, a Brazilian national, entered into a purchase agreement at the same time to acquire 80% of the common voting stock of Costa Do Sol. In connection with the purchase agreements, the selling shareholders of Costa Do Sol executed a power-of-attorney authorizing Air Amazonia to transact business on behalf of Costa, at which time, Air Amazonia began to manage the operations of Costa Do Sol. Although the purchase transaction is pending approval by the National Civil Aviation Agency of Brazil, Air Amazonia has the authority to operate and transact business on behalf of Cost Do Sol through the power-of-attorney.

Determining whether EI is the primary beneficiary of a VIE is complex, subjective and requires the use of judgments and assumptions. Significant judgments and assumptions made by the Company in determining that it is the primary beneficiary of EuAC and Costa Do Sol include the following: i) the Company has the experience to own and operate aviation services-type entities and has the ability to make decisions and has control over the VIEs’ most significant activities, ii) the Company bears the exposure to the expected losses of the VIE if they occur; and iii) the Company has the right to receive the expected residual returns of the entity if they occur. As such, as of June 30, 2016, the Company’s consolidated balance sheet includes EuAC and Costa Do Sol assets of $0.9 million and liabilities of $1.0 million, and EuAC and Costa Do Sol assets of $3.1 million and liabilities of $1.3 million as of December 31, 2015.

NOTE 9—CONSOLIDATING FINANCIAL INFORMATION

Certain of the Company’s subsidiaries have guaranteed its obligations under the $355.0 million outstanding principal amount of 8.25% notes due 2020 (the “2020 Senior Notes”). In lieu of providing separate audited financial statements for each guarantor subsidiary, the Company has included the following condensed consolidating financial information in accordance with Rule 3-10 of SEC Regulation S-X for:

•	Erickson Incorporated (the ‘‘Parent Company’’), the issuer of the guaranteed obligations;

•	Subsidiaries of EI that guarantee the Company’s obligations under the 2020 Senior Notes, referred to as “Guarantor Subsidiaries;”

•	Non-guarantor subsidiaries, on a combined basis;

•
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Parent Company, the guarantor subsidiaries and the non-guarantor subsidiaries, (b) eliminate the investments in the Company’s subsidiaries, and (c) record consolidating entries; and

•	Erickson Incorporated and its subsidiaries on a consolidated basis.

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

	Condensed Consolidating Balance Sheet June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$797	$102	$2,384	$—	$3,283
Restricted cash	—	—	222	—	222
Accounts receivable, net	17,680	14,354	9,789	38	41,861
Prepaid expenses and other current assets	4,615	837	752	—	6,204
Total current assets	23,092	15,293	13,147	38	51,570
Aircraft, net	105,503	38,598	888	—	144,989
Aircraft parts, net	126,616	46,897	187	(45)	173,655
Aircraft held for sale	1,500	4,700	—	—	6,200
Property, plant and equipment, net	18,709	4,326	555	—	23,590
Other assets	311,813	7,329	619	(310,470)	9,291
Other intangible assets, net	2,205	12,509	—	—	14,714
Goodwill, net	—	160,532	—	(762)	159,770
Total assets	$589,438	$290,184	$15,396	$(311,239)	$583,779
Liabilities and equity (deficit)
Current liabilities:
Accounts payable	$12,413	$13,983	$1,829	$—	$28,225
Current portion of long-term debt	7,451	970	—	—	8,421
Accrued expenses and other current liabilities	16,473	3,872	2,015	—	22,360
Total current liabilities	36,337	18,825	3,844	—	59,006
Credit facility	119,523	—	—	—	119,523
Long-term debt, less current portion	359,660	1,697	—	—	361,357
Other liabilities	(8,811)	10,070	16,690	—	17,949
Total liabilities	506,709	30,592	20,534	—	557,835
Equity (deficit):
Erickson Incorporated shareholders’ equity (deficit):
Common stock	1	—	7,053	(7,053)	1
Additional paid-in capital	181,396	297,994	5,785	(303,779)	181,396
Accumulated deficit	(94,453)	(38,402)	(17,028)	—	(149,883)
Accumulated other comprehensive loss	(4,215)	—	(1,581)	(747)	(6,543)
Total Erickson Incorporated shareholders’ equity (deficit)	82,729	259,592	(5,771)	(311,579)	24,971
Noncontrolling interests	—	—	633	340	973
Total equity (deficit)	82,729	259,592	(5,138)	(311,239)	25,944
Total liabilities and equity (deficit)	$589,438	$290,184	$15,396	$(311,239)	$583,779

	Condensed Consolidating Balance Sheet December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13	$71	$2,045	$—	$2,129
Restricted cash	—	—	373	—	373
Accounts receivable, net	18,053	15,887	6,542	38	40,520
Prepaid expenses and other current assets	3,637	1,028	568	—	5,233
Total current assets	21,703	16,986	9,528	38	48,255
Aircraft, net	108,792	46,589	536	—	155,917
Aircraft parts, net	128,038	41,543	288	(45)	169,824
Aircraft held for sale	5,880	5,316	1,152	—	12,348
Property, plant and equipment, net	20,367	4,606	580	—	25,553
Other assets	311,798	8,309	624	(310,470)	10,261
Other intangible assets, net	2,205	13,582	—	—	15,787
Goodwill, net	—	160,533	3,937	(762)	163,708
Total assets	$598,783	$297,464	$16,645	$(311,239)	$601,653
Liabilities and equity (deficit)
Current liabilities:
Accounts payable	$6,165	$6,270	$1,225	$—	$13,660
Current portion of long-term debt	7,292	913	—	—	8,205
Accrued expenses and other current liabilities	15,524	1,588	716	—	17,828
Total current liabilities	28,981	8,771	1,941	—	39,693
Credit facility	96,165	—	—	—	96,165
Long-term debt, less current portion	362,585	2,197	—	—	364,782
Other long-term liabilities	(30,830)	26,046	16,504	—	11,720
Total liabilities	456,901	37,014	18,445	—	512,360
Equity (deficit):
Erickson Incorporated shareholders’ equity (deficit):
Common stock	1	—	7,052	(7,052)	1
Additional paid-in capital	181,259	297,994	33	(298,027)	181,259
Accumulated deficit	(34,322)	(37,544)	(7,545)	(5,490)	(84,901)
Accumulated other comprehensive loss	(5,056)	—	(1,974)	(759)	(7,789)
Total Erickson Incorporated shareholders’ equity (deficit)	141,882	260,450	(2,434)	(311,328)	88,570
Noncontrolling interests	—	—	634	89	723
Total equity (deficit)	141,882	260,450	(1,800)	(311,239)	89,293
Total liabilities and equity (deficit)	$598,783	$297,464	$16,645	$(311,239)	$601,653

	Condensed Consolidating Statement of Operations Three Months June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Revenues, net	$23,847	$23,634	$11,838	$(8,481)	$50,838
Cost of revenues	31,549	17,261	11,669	(8,311)	52,168
Gross (loss) profit	(7,702)	6,373	169	(170)	(1,330)
Operating expenses:
General and administrative	6,257	(192)	96	—	6,161
Research and development	699	—	—	—	699
Selling and marketing	2,606	176	34	(170)	2,646
Loss on idle aircraft	—	7,815	—	—	7,815
Impairment of goodwill	—	—	4,523	—	4,523
Impairment of other assets	1,480	4,647	—	—	6,127
Total operating expenses	11,042	12,446	4,653	(170)	27,971
Operating loss	(18,744)	(6,073)	(4,484)	—	(29,301)
Interest expense, net	(9,302)	(84)	(89)	—	(9,475)
Other (expense) income, net	(717)	7	682	—	(28)
Net loss before income taxes	(28,763)	(6,150)	(3,891)	—	(38,804)
Income tax (benefit) expense	(320)	—	228	—	(92)
Net loss	(28,443)	(6,150)	(4,119)	—	(38,712)
Less: net income related to noncontrolling interests	—	—	—	(286)	(286)
Net loss attributable to Erickson Incorporated	$(28,443)	$(6,150)	$(4,119)	$(286)	$(38,998)

	Condensed Consolidating Statement of Operations Three Months June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Revenues, net	$29,495	$32,133	$13,285	$(7,894)	$67,019
Cost of revenues	23,264	31,687	11,999	(7,849)	59,101
Gross profit	6,231	446	1,286	(45)	7,918
Operating expenses:
General and administrative	4,742	337	768	—	5,847
Research and development	583	—	—	—	583
Selling and marketing	1,338	4	33	(45)	1,330
Total operating expenses	6,663	341	801	(45)	7,760
Operating (loss) income	(432)	105	485	—	158
Interest expense, net	(9,172)	(109)	(94)	—	(9,375)
Other (expense) income, net	(367)	143	(109)	2	(331)
Net (loss) income before income taxes	(9,971)	139	282	2	(9,548)
Income tax expense	342	—	349	—	691
Net (loss) income	(10,313)	139	(67)	2	(10,239)
Less: net loss related to noncontrolling interests	—	—	—	118	118
Net (loss) income attributable to Erickson Incorporated	$(10,313)	$139	$(67)	$120	$(10,121)

	Condensed Consolidating Statement of Operations Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Revenues, net	$43,773	$45,223	$21,071	$(14,400)	$95,667
Cost of revenues	62,029	33,230	20,031	(14,219)	101,071
Gross (loss) profit	(18,256)	11,993	1,040	(181)	(5,404)
Operating expenses:
General and administrative	12,100	18	535	—	12,653
Research and development	1,330	—	—	—	1,330
Selling and marketing	4,430	213	66	(181)	4,528
Loss on idle aircraft	—	7,815	—	—	7,815
Impairment of goodwill	—	—	4,523	—	4,523
Impairment of other assets	1,480	4,647	—	—	6,127
Total operating expenses	19,340	12,693	5,124	(181)	36,976
Operating loss	(37,596)	(700)	(4,084)	—	(42,380)
Interest expense, net	(18,458)	(175)	(89)	—	(18,722)
Other (expense) income, net	(1,703)	11	653	—	(1,039)
Net loss before income taxes	(57,757)	(864)	(3,520)	—	(62,141)
Income tax expense	2,373	—	205	—	2,578
Net loss	(60,130)	(864)	(3,725)	—	(64,719)
Less: net income related to noncontrolling interests	—	—	—	(263)	(263)
Net loss attributable to Erickson Incorporated	$(60,130)	$(864)	$(3,725)	$(263)	$(64,982)

	Condensed Consolidating Statement of Operations Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Revenues, net	53,823	67,477	26,177	(16,496)	$130,981
Cost of revenues	48,461	64,516	25,516	(16,417)	122,076
Gross profit	5,362	2,961	661	(79)	8,905
Operating expenses:
General and administrative	10,779	151	1,468	—	12,398
Research and development	1,461	—	—	—	1,461
Selling and marketing	3,045	54	65	(79)	3,085
Impairment of goodwill	—	49,823	—	—	49,823
Impairment of other assets	3,441	2,749	953	—	7,143
Total operating expenses	18,726	52,777	2,486	(79)	73,910
Operating loss	(13,364)	(49,816)	(1,825)	—	(65,005)
Interest expense, net	(18,201)	(186)	(200)	—	(18,587)
Other (expense) income, net	(2,110)	162	296	(4)	(1,656)
Net loss before income taxes	(33,675)	(49,840)	(1,729)	(4)	(85,248)
Income tax (benefit) expense	(199)	—	273	—	74
Net loss	(33,476)	(49,840)	(2,002)	(4)	(85,322)
Less: net loss related to noncontrolling interests	—	—	—	231	231
Net loss attributable to Erickson Incorporated	$(33,476)	$(49,840)	$(2,002)	$227	$(85,091)

	Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(60,130)	$(864)	$(3,725)	$—	$(64,719)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,894	9,134	60	—	19,088
Impairment of goodwill	—	—	4,523	—	4,523
Impairment of other assets	1,480	4,647	—	—	6,127
Amortization of debt issuance costs	1,238	—	—	—	1,238
Amortization of debt discount	277	—	—	—	277
Stock-based compensation	137	—	—	—	137
Deferred income taxes	1,461	—	336	—	1,797
Loss (gain) on sales of aircraft and other property and equipment	231	933	(9)	—	1,155
Changes in operating assets and liabilities:
Accounts receivable	373	1,533	(3,017)	—	(1,111)
Prepaid expenses and other current assets	(696)	192	(599)	—	(1,103)
Aircraft parts, net	(1,119)	(2,906)	166	—	(3,859)
Other assets	(14)	981	16	—	983
Aircraft held for sale	(1,359)	(1,741)	(583)	—	(3,683)
Accounts payable	6,408	7,713	540	—	14,661
Accrued expenses and other current liabilities	18,624	(17,239)	1,970	—	3,355
Other long-term liabilities	(1,724)	3,553	(4)	—	1,825
Net cash (used in) provided by operating activities	(24,919)	5,936	(326)	—	(19,309)
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(615)	(5,464)	(6)	—	(6,085)
Proceeds from sales of aircraft and other property and equipment	6,401	—	467	—	6,868
Restricted cash	—	—	155	—	155
Net cash provided by (used in) investing activities	5,786	(5,464)	616	—	938
Cash flows from financing activities:
Credit facility payments	(56,643)	—	—	—	(56,643)
Credit facility borrowings	79,891	—	—	—	79,891
Long-term debt principal payments, including capital lease payments	(3,896)	(441)	—	—	(4,337)
Debt issuance costs	(276)	—	—	—	(276)
Net cash provided by (used in) financing activities	19,076	(441)	—	—	18,635
Effect of foreign currency exchange rates on cash and cash equivalents	841	—	49	—	890
Net increase in cash and cash equivalents	784	31	339	—	1,154
Cash and cash equivalents at beginning of period	13	71	2,045	—	2,129
Cash and cash equivalents at end of period	$797	$102	$2,384	$—	$3,283

	Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries and Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(33,476)	$(49,840)	$(2,002)	$(4)	$(85,322)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,898	7,399	419	—	18,716
Impairment of goodwill	—	49,823	—	—	49,823
Impairment of other assets	3,441	2,749	953	—	7,143
Amortization of debt issuance costs	1,254	—	—	—	1,254
Amortization of debt discount	406	—	—	—	406
Stock-based compensation	97	—	—	—	97
Deferred income taxes	(1,627)	—	(60)	—	(1,687)
(Gain) loss on sales of aircraft and other property and equipment	(91)	(204)	24	—	(271)
Changes in operating assets and liabilities:
Accounts receivable	(2,984)	2,537	(4,029)	4	(4,472)
Prepaid expenses and other current assets	433	(141)	(104)	22	210
Aircraft parts, net	977	512	(758)	—	731
Other assets	500	(1,964)	(151)	—	(1,615)
Accounts payable	1,034	(287)	(722)	—	25
Accrued expenses and other current liabilities	9,097	(12,856)	3,515	(22)	(266)
Other liabilities	263	(125)	—	—	138
Net cash (used in) provided by operating activities	(9,778)	(2,397)	(2,915)	—	(15,090)
Cash flows from investing activities:
Purchases of aircraft and property, plant and equipment	(9,770)	(1,997)	(72)	—	(11,839)
Proceeds from sale of aircraft	—	4,500	—	—	4,500
Restricted cash	—	—	124	—	124
Net cash (used in) provided by investing activities	(9,770)	2,503	52	—	(7,215)
Cash flows from financing activities:
Credit facility payments	(73,182)	—	—	—	(73,182)
Credit facility borrowings	97,553	—	—	—	97,553
Long-term debt principal payments, including capital lease payments	(3,001)	(339)	—	—	(3,340)
Other long-term borrowings	(84)	—	—	—	(84)
Debt issuance costs	(137)	—	—	—	(137)
Shares withheld for payment of taxes	(32)	—	—	—	(32)
Net cash provided by (used in) financing activities	21,117	(339)	—	—	20,778
Effect of foreign currency exchange rates on cash and cash equivalents	(1,560)	—	(244)	—	(1,804)
Net increase (decrease) in cash and cash equivalents	9	(233)	(3,107)	—	(3,331)
Cash and cash equivalents at beginning of period	7	274	4,816	—	5,097
Cash and cash equivalents at end of period	$16	$41	$1,709	$—	$1,766

NOTE 10—SUBSEQUENT EVENT

In August 2016, we initiated a restructuring plan designed to right-size the Company’s staffing to meet current revenue levels. We are implementing a reduction-in-force of a combination of employees and contractors totaling approximately 135, which is expected to be completed by September 30, 2016. The terminated employees will be granted termination benefits, which will be expensed and paid in the third quarter on the date of employee communication. The total cost of these termination benefits is expected to range between $0.5 million and $1.0 million.

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

OVERVIEW OF THE BUSINESS

Erickson Incorporated is a vertically integrated aerial services company engaged in the manufacture, maintenance and repair and the operation of aircraft globally. We generate revenues and cash flows from providing aerial and specialized manufacturing and maintenance services to commercial and governmental entities worldwide. Our vertically-integrated manufacturing capability provides unique manufacturing and maintenance, repair and overhaul (“MRO”) services for the Aircrane and other legacy aircraft platforms, related components, and aftermarket support. Our operations span the globe with a presence on six continents and 26 aircraft deployed outside of North America as of June 30, 2016.

To provide aerial services to our customers, the aircraft we utilize are either owned or leased. Aircraft are subject to varying levels of required scheduled maintenance and inspections, which can be based on flight hours or lapse of time. As a result of planned or unplanned maintenance, aircraft are out-of-service from time-to-time. Throughout the course of any given year, we may remove aircraft from service for maintenance or to sell, or add aircraft to the fleet either through our own manufacturing facility or through a purchase or lease. As of December 31, 2015, we had 15 aircraft held for sale, with 11 as of June 30, 2016.

The Company’s fleet consisted of the following as of June 30, 2016:

Type:
Heavy lift helicopters, known as ‘Aircranes’	20
Rotor-wing aircraft:
Light lift helicopters	9
Medium lift helicopters	33
Fixed-wing aircraft	7
69

Our fleet of 69 aircraft includes 4 idle aircraft and 11 aircraft that are held for sale as of June 30, 2016.

Our aircraft utilization, which is calculated as the number of days on contract as a percentage of total available days, was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rotor wing:	30.5%	36.5%	32.3%	36.9%
Heavy lift	33.7	45.7	39.6	48.2
Medium lift	34.5	39.5	34.6	39.4
Light lift	11.3	11.8	11.7	10.9
Fixed wing	41.3	31.3	35.9	32.5
Total fleet combined	31.5	35.9	32.7	36.3

In recent periods, our financial results have been negatively affected by reduced demand for our services due to a variety of factors including economic conditions in our end markets such as the oil and gas industry, the loss of our small business size status which led to our inability to secure new firefighting contracts with the U.S. Forest Service, as well as the sustained reduction of U.S. government military activities in Afghanistan.

During the six months ended June 30, 2016, we have incurred a net loss of $65.0 million, compared with a net loss of $85.1 million during the same period of 2015. The $20.1 million decline in our net loss is largely due to lower goodwill impairment charges, with $4.5 million recognized in the six months of 2016 related to our Commercial Aviation Services segment compared to $49.8 million recognized in the same period of 2015 related to our Global Defense and Security segment.

Declines in gross profit from our Commercial Aviation Services and Global Defense and Security segments, combined with a loss incurred related to idle leased aircraft in the first half of 2016 and an income tax benefit realized in the first half of 2015 related to the goodwill and other asset impairment charges, contributed to an increase in our net loss for the six months ended June 30, 2016 when compared with the six months ended June 30, 2015.

RESULTS OF OPERATIONS

The following table presents our consolidated operating results for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Revenues, net:
Commercial Aviation Services	$20,991	41.3%	$34,319	51.2%	$40,937	42.8%	$60,572	46.2%
Global Defense and Security	21,371	42.0	28,391	42.4	40,440	42.3	61,266	46.8
Manufacturing and MRO	8,476	16.7	4,309	6.4	14,290	14.9	9,143	7.0
Total revenues	50,838	100.0	67,019	100.0	95,667	100.0	130,981	100.0
Cost of revenues:
Commercial Aviation Services(1)	26,438	125.9	30,633	89.3	50,742	124.0	61,573	101.7
Global Defense and Security(1)	20,620	96.5	26,274	92.5	40,648	100.5	54,787	89.4
Manufacturing and MRO(1)	5,110	60.3	2,194	50.9	9,681	67.7	5,716	62.5
Total cost of revenues	52,168	102.6	59,101	88.2	101,071	105.6	122,076	93.2
Gross (loss) profit:
Commercial Aviation Services(1)	(5,447)	(25.9)	3,686	10.7	(9,805)	(24.0)	(1,001)	(1.7)
Global Defense and Security(1)	751	3.5	2,117	7.5	(208)	(0.5)	6,479	10.6
Manufacturing and MRO(1)	3,366	39.7	2,115	49.1	4,609	32.3	3,427	37.5
Gross (loss) profit	(1,330)	(2.6)	7,918	11.8	(5,404)	(5.6)	8,905	6.8
Operating expenses:
General and administrative	6,161	12.1	5,847	8.7	12,653	13.2	12,398	9.5
Research and development	699	1.4	583	0.9	1,330	1.4	1,461	1.1
Selling and marketing	2,646	5.2	1,330	2.0	4,528	4.7	3,085	2.4
Loss on idle aircraft	7,815	15.4	—	—	7,815	8.2	—	—
Impairment of goodwill	4,523	8.9	—	—	4,523	4.7	49,823	38.0
Impairment of other assets	6,127	12.1	—	—	6,127	6.4	7,143	5.5
Total operating expenses	27,971	55.0	7,760	11.6	36,976	38.7	73,910	56.4
Operating loss	(29,301)	(57.6)	158	0.2	(42,380)	(44.3)	(65,005)	(49.6)
Interest expense, net	(9,475)	(18.6)	(9,375)	(14.0)	(18,722)	(19.6)	(18,587)	(14.2)
Other expense, net	(28)	(0.1)	(331)	(0.5)	(1,039)	(1.1)	(1,656)	(1.3)
Net loss before income tax (benefit) expense	(38,804)	(76.3)	(9,548)	(14.2)	(62,141)	(65.0)	(85,248)	(65.1)
Income tax (benefit) expense	(92)	(0.2)	691	1.0	2,578	2.7	74	0.1
Net loss	(38,712)	(76.1)	(10,239)	(15.3)	(64,719)	(67.7)	(85,322)	(65.1)
Less: net (income) loss related to noncontrolling interests	(286)	(0.6)	118	0.2	(263)	(0.3)	231	0.2
Net loss attributable to Erickson Incorporated	$(38,998)	(76.7)	$(10,121)	(15.1)	$(64,982)	(67.9)	$(85,091)	(65.0)

(1) Percentage presented is of respective segment revenues.

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

Revenues, net decreased $16.2 million, or 24.1% to $50.8 million in the second quarter of 2016 from $67.0 million in the second quarter of 2015.

Commercial Aviation Services revenues decreased $13.3 million, or 38.8%, to $21.0 million in the second quarter of 2016 from $34.3 million in the second quarter of 2015, primarily due to decreases of $5.9 million due to the loss of the United States Forestry Service firefighting contract, $5.8 million related to the oil and gas industry, and $3.2 million as a result of construction projects in Asia for the second quarter of 2015 that did not occur in the second quarter of 2016. Partially offsetting these decreases was an increase in firefighting activity in Greece.

Global Defense and Security revenues decreased $7.0 million, or 24.7%, to $21.4 million for the second quarter of 2016 from $28.4 million in the second quarter of 2015, primarily due to decreases of $5 million related to the ending of U.S. Department of Defense (“DoD”) contracts in Afghanistan and Hawaii and $2 million related to a reduction in scope of aerial services transporting passengers and cargo in Afghanistan.

Manufacturing and MRO revenues increased $4.2 million, or 96.7%, to $8.5 million in the second quarter of 2016 from $4.3 million in the second quarter of 2015. This increase was driven primarily by aircraft refurbishment activity for the U.S. government, additional Aircrane component overhaul activity, and increased fire tank manufacturing for external fixed-wing customers.

Cost of revenues decreased $6.9 million, or 11.7%, to $52.2 million for the second quarter of 2016 from $59.1 million for the second quarter of 2015.

Commercial Aviation Services costs of revenues were $26.4 million, or 125.9% of revenues for the segment in the second quarter of 2016, compared with $30.6 million, or 89.3% of revenues for the segment in the second quarter of 2015. The increase as a percent of revenues was primarily due to the high operating leverage of the commercial business as aircraft leases, field maintenance, pilots, and depreciation are fixed costs.

Global Defense and Security costs of revenues were $20.6 million, or 96.5%, of revenues for the segment in the second quarter of 2016, compared with $26.3 million, or 92.5%, of revenues for the segment in the second quarter of 2015. The increase as a percent of revenues was primarily due to the end of higher margin DoD contracts.

Manufacturing and MRO costs of revenues were $5.1 million, or 60.3% of revenues for the segment in the second quarter of 2016, compared with $2.2 million, or 50.9% in the second quarter of 2015. The decrease as a percent of revenues was primarily due to a change in the mix of revenue sources, including the effects of a lower margin on fire tank manufacturing.

General and administrative expense increased $0.3 million, or 5.4%, to $6.2 million in the second quarter of 2016 from $5.8 million in the second quarter of 2015, which was primarily due to higher bad debt expense and severance costs, combined with the write-off of software upgrade costs in the second quarter of 2016.

Sales and marketing expense increased $1.3 million, or 98.9%, to $2.6 million in the second quarter of 2016 from $1.3 million in the second quarter of 2015, which was primarily due to increased sales efforts.

Loss on idle aircraft of $7.8 million relates to leased aircraft that we have ceased to use in operations as a result of continued efforts to rationalize our aircraft fleet. The Company recorded the remaining lease liability related to these leased idle aircraft in the second quarter of 2016. There was no such loss in the second quarter of 2015.

Impairment of goodwill was $4.5 million in the second quarter of 2016, which relates to our decision to sell our Brazilian subsidiary and resulted in the recognition of an impairment charge related to our Commercial Aviation Services segment. There was no such impairment charge in the second quarter of 2015.

Impairment of other assets of $6.1 million in the second quarter of 2016 is largely the result of the write-down of the carrying amount of certain aircraft to their estimated fair value less the costs to sell, which was done in connection with the reclassification of these aircraft to held for sale. We also recognized additional impairments for aircraft previously classified as held for sale as a result of ongoing declines in market values. One of our major competitors filed for Chapter 11 reorganization in the second quarter, which was a contributing factor to the decline in market values for aircraft in our industry. No such impairment charge was recorded in the second quarter of 2015.

Other expense, net decreased $0.3 million, or 91.5%, and consisted of the following (in thousands):

	Three Months Ended June 30,
	2016	2015	Change
Other expense, net:
Amortization of debt issuance costs	$(588)	$(630)	$42
Unrealized foreign exchange loss, net	104	57	47
Realized foreign exchange (gain) loss, net	(165)	15	(180)
Miscellaneous income, net	621	227	394
	$(28)	$(331)	$303

The increase in miscellaneous income, net is largely due to the receipt of dividends in the second quarter of 2016 in the amount of $0.5 million related to a foreign investment.

Income taxes was a benefit of $0.1 million in the second quarter of 2016 compared with expense of $0.7 million in the second quarter of 2015. The change of $0.8 million is primarily due to the full valuation allowance taken beginning in 2015 against the Company’s deferred tax assets in the U.S., Brazil, and Italy.

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

Revenues, net decreased $35.3 million, or 27.0% to $95.7 million in the first half of 2016 from $131.0 million in the first half of 2015.

Commercial Aviation Services revenues decreased $19.6 million, or 32.4%, to $40.9 million in the first half of 2016 from $60.6 million in the first half of 2015, primarily due to decreases of $12.5 million related to the oil and gas industry, $5.9 million due to the loss of the United States Forestry Service firefighting contract, and $2.9 million as a result of construction projects in Asia for the first half of 2015 that did not occur in the first half of 2016. Partially offsetting these decreases was an increase in firefighting activity in Greece and new construction projects in India for 2016.

Global Defense and Security revenues decreased $20.8 million, or 34.0%, to $40.4 million for the first half of 2016 from $61.3 million in the first half of 2015, primarily due to the ending of contracts and, to a lesser degree, a reduction in scope of DoD activity.

Manufacturing and MRO revenues increased $5.1 million, or 56.3%, to $14.3 million in the first half of 2016 from $9.1 million in the first half of 2015. This increase was driven primarily by fire tank manufacturing activity in 2016, the refurbishment of two aircraft for the U.S. government in 2016 and an increase in aircraft part sales.

Cost of revenues decreased $21.0 million, or 17.2%, to $101.1 million for the first half of 2016 from $122.1 million for the first half of 2015.

Commercial Aviation Services costs of revenues were $50.7 million, or 124.0% of revenues for the segment in the first half of 2016, compared with $61.6 million, or 101.7% of revenues for the segment in the first half of 2015. The increase as a percent of revenues was primarily due to lower revenues on a static cost base.

Global Defense and Security costs of revenues were $40.6 million, or 100.5%, of revenues for the segment in the first half of 2016, compared with $54.8 million, or 89.4%, of revenues for the segment in the first half of 2015. The increase as a percent of revenues was primarily due to the end of higher margin DoD contracts.

Manufacturing and MRO costs of revenues were $9.7 million, or 67.7% of revenues for the segment in the first half of 2016, compared with $5.7 million, or 62.5% in the first half of 2015. The decrease as a percent of revenues was primarily due to a change in the mix of revenue sources.

General and administrative expense increased $0.3 million, or 2.1%, to $12.7 million in the first half of 2016 from $12.4 million in the first half of 2015, which was primarily due to a increases in bad debt expense and supply chain costs. Such increases were partially offset by restructuring costs incurred in the first half of 2015.

Selling and marketing expense increased $1.4 million, or 46.8%, to $4.5 million in the first half of 2016 from $3.1 million in the first half of 2015. Such increase was primarily due to an increase in sales efforts, partially offset by cost reductions in marketing.

Loss on idle aircraft of $7.8 million relates to leased aircraft that we have ceased to use in operations as a result of continued efforts to rationalize our aircraft fleet. The Company recorded the remaining lease liability related to these leased idle aircraft in the second quarter of 2016. There was no such loss in the first half of 2015.

Impairment of goodwill was $4.5 million in the first half of 2016, which resulted from a transaction entered into to dispose of its wholly-owned Brazilian subsidiary and the recognition of an impairment charge related to our Commercial Aviation Services segment. This compares to $49.8 million recognized in the first half of 2015, which relates to our goodwill impairment analysis performed as of March 31, 2015 and resulted in the recognition of an impairment charge related to our Global Defense and Security segment.

Impairment of other assets of $6.1 million in the first half of 2016 and $7.1 million in the first half of 2015 largely relates to the write-down of the carrying amount of certain aircraft to their estimated fair value less the costs to sell, which was done in connection with the reclassification of these aircraft to held for sale.

Other expense, net decreased $0.6 million, or 37.3%, to $1.0 million in the first half of 2016 from $1.7 million in the first half of 2015 and consisted of the following (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Other expense, net:
Amortization of debt issuance costs	$(1,239)	$(1,254)	$15
Unrealized foreign exchange loss, net	(313)	(379)	66
Realized foreign exchange loss, net	(180)	(53)	(127)
Miscellaneous income, net	693	30	663
	$(1,039)	$(1,656)	$617

The increase in miscellaneous income, net is due to the receipt of dividends in the second quarter of 2016 in the amount of $0.5 million related to a foreign investment.

Income tax expense was $2.6 million in the first half of 2016 compared with $0.1 million in the first half of 2015. The increase of $2.5 million is primarily due to the net benefit realized as a result of the impairment recorded in the first half of 2015 and the recognition of a valuation allowance position against U.S. deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are borrowings available under our $140.0 million revolving credit facility (“Credit Facility”), corporate credit cards, current balances of cash and cash equivalents and cash raised from other liquidity initiatives including asset sales and/or sale leaseback transactions. Our primary cash needs are funding working capital requirements, debt service payments, and capital expenditures. To the extent that we hold any cash and cash equivalents in excess of our needs, we generally hold such cash in interest bearing accounts with financial institutions.

Our current and future liquidity is greatly dependent upon our operating results and on our continuing ability to access funding under our Credit Facility. In recent periods, our financial results have been negatively affected by reduced demand for our services due to a variety of factors including economic conditions in our end markets such as the oil and gas industry, the loss of our small business size status which led to our inability to secure new firefighting contracts with the U.S. Forest Service, as well as the sustained reduction of U.S. government military activities in Afghanistan. A small number of customers comprise a significant portion of our revenue, several of which are U.S. and foreign government agencies or entities, and our cash flows depend on their sustained level of expenditure as well as being able to collect our receivables from them. If we cannot generate sufficient cash from operations to comply with our debt service obligations, we will need to refinance these debt obligations, obtain additional financing, sell assets, or file for bankruptcy.

As of June 30, 2016, we had a working capital deficit of $7.4 million, which was largely driven by a failure to grow our business. In addition, we had $355.0 million of senior notes payable, which bear interest at 8.25% per annum, are second priority senior secured obligations, and are due in 2020 (“2020 Senior Notes”). In accordance with the terms of the indenture under which the 2020 Senior Notes were issued, interest is due and payable semi-annually on May 1 and November 1. We made an interest payment of $14.6 million on April 29, 2016, and absent a change in our capital structure, an interest payment of $14.6 million will be required on or by November 1, 2016. With approximately $3 million in liquidity under our existing Credit Facility, we are working with outside parties to obtain new financing to provide additional liquidity. If we are not successful at restructuring the business, which includes addressing the capital structure and cost structure of the Company, and securing new financing, the Company will be unable to fund the $14.6 million interest payment due on November 1, 2016. In such circumstances, we may be forced to seek protection from creditors under laws governing insolvency.

As of June 30, 2016, our corporate credit card limit was $5.5 million, of which we had borrowed $4.7 million. As of July 27, 2016, the lender reduced the corporate credit card limit to $3.0 million.

Our revolving Credit Facility is an asset based loan arrangement and our ability to draw on our Credit Facility to fund our liquidity needs is limited by a number of factors including borrowing “availability” as determined based upon the amount of eligible collateral to support the borrowing base. In addition, the lenders under our revolving Credit Facility have imposed a requirement that we maintain a certain level of unused borrowing capacity, known as “Excess Availability,” which further limits our ability to access funding under the Credit Facility. By the terms of Amendment 13 to the Credit Facility, dated July 22, 2016, the required Excess Availability was set at $10.0 million for the period from July 25, 2016 through August 15, 2016; with increases in Excess Availability required for subsequent periods ($12.0 million for the period from August 16, 2016 through August 22, 2016; $13.5 million for the period from August 23, 2016 through August 29, 2016; $17.5 million for the period from August 30, 2016 through October 2, 2016; and $20.0 million for the period from October 3, 2016 through December 31, 2016). The effect of these increases in Excess Availability is to step-down the amount that we may borrow under the Credit Facility over time. The lenders under our Credit Facility may adjust the required levels of Excess Availability in subsequent amendments to the Credit Facility. See “-Description of Indebtedness-Credit Facility” for more information.

In addition, in connection with entering into Amendment 13 to the Credit Facility, the lenders under the Credit Facility have requested we seek a refinancing of our Credit Facility in its entirety as soon as practicable and have required the Company to meet short term progress milestones related to such refinancing effort beginning in late July and early August, 2016. In addition, the lenders under the existing Credit Facility are seeking to impose certain incentive fees tied to the timing of any such refinancing, commencing with a fee of $3.5 million if the facility is not refinanced by August 29, 2016, an additional fee of $1.5 million if the facility is not refinanced by September 12, 2016, and additional fees of $0.5 million for each incremental two week period after September 12, 2016 in which the Credit Facility is not refinanced thereafter. If we are successful in refinancing the Credit Facility, we may seek waiver or reduction of such fees should any of them become applicable and if we are not able to meet certain of the milestones related to the refinancing effort, we may seek an extension of time or a modification or waiver of the terms of such milestones, but there can be no assurance that waiver of such fees or any extension, modification or waiver of milestones will be available.

We have hired an investment bank and a legal firm to assist in the exploration of strategic alternatives one of which initiatives includes the refinancing of our Credit Facility. Although we are actively seeking a refinancing of the Credit Facility with certain new prospective lenders that we have identified, there can be no assurance that such efforts will be successful or that the refinancing of our Credit Facility would be on terms that are favorable to us.

If the Company defaults under its existing Credit Facility we may experience cross defaults under other indebtedness including the 2020 Senior Notes. In such circumstances, we may be forced to seek protection from creditors under laws governing insolvency.

Depending on our near term operating results, as well as our progress with short term cash and liquidity initiatives, we may have insufficient liquidity to support our operations and we may be unable to refinance our Credit Facility and/or we may be required to refinance or restructure other portions of our outstanding indebtedness in whole or in part including the 2020 Senior Notes.

With the assistance of our advisors, our cash and liquidity initiatives include not only seeking a refinancing of our Credit Facility but various other efforts with respect to the sale of assets, reduction of costs and streamlining of operations including efforts to rationalize our aircraft fleet, including divesting of certain aircraft and related aircraft parts, and sale-leaseback transactions for certain owned assets. There can be no assurance that our initiatives to address our liquidity issues will be successful.

Liquidity

The following chart is a condensed presentation of our statement of cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash and cash equivalents at beginning of period	$2,129	$5,097
Net cash provided by (used in):
Operating activities	(19,309)	(15,090)
Investing activities	938	(7,215)
Financing activities	18,635	20,778
Effect of foreign currency exchange rates on cash and cash equivalents	890	(1,804)
Net change in cash and cash equivalents	1,154	(3,331)
Cash and cash equivalents at end of period	$3,283	$1,766

Cash flows from operating activities—Cash flows from operating activities are generally determined by the amount and timing of cash received from customers and payments made to vendors. The increase in net cash used in operating activities to $19.3 million in the first half of 2016 from $15.1 million in the first half of 2015 was primarily due to an increase in year over year operating losses, contributing to the degradation of our liquidity position.

Cash flows from investing activities—Cash flows related to investing activities consist primarily of the purchase of spare parts related to the maintenance of our aircraft fleet and proceeds from sales of aircraft and other property and equipment. The change in cash flows from investing activities was primarily due to lower capital expenditures in the first half of 2016 when compared with the comparable period of 2015. In addition, the Company had proceeds received from the sale of aircraft and other property and equipment of $6.9 million during the first half of 2016, compared with $4.5 million for the comparable period of 2015.

Cash flows from financing activities—Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. During the first half of 2016, net cash provided by financing activities consisted of the net Credit Facility borrowings of $23.2 million, partially offset by long-term debt and capital lease payments of $4.3 million. During the first half of 2015, net cash provided by financing activities consisted of net Credit Facility borrowings of $24.4 million, partially offset by long-term debt and capital lease payments of $3.3 million.

Effect of foreign currency exchange rates on cash and cash equivalents—This represents the effect that foreign currency exchange rates relative to the US dollar have on our cash and cash equivalents resulting from our foreign currency transactions. The currencies which influence the effect on our cash and cash equivalents consist of Canadian dollars (C$), Euros (€), Brazilian Real (R$) and Turkish Lira (₤). For the first half of 2016, foreign currency exchange rates had a $0.9 million favorable impact on our cash and cash equivalents, compared with a $1.8 million unfavorable impact in the first half of 2015.

Description of Indebtedness

The following summary of certain provisions of the instruments evidencing our material indebtedness does not purport to be complete and is subject to, and qualified in its entirety by reference to, all of the provisions of the corresponding agreements, including the definitions of certain terms therein that are not otherwise defined in this Form 10-Q.

Credit Facility

Our $140.0 million Credit Facility, which matures in May 2018, supplements operating cash flow and provides a primary source of liquidity. Pursuant to the terms of the underlying credit agreement, the Credit Facility may be used for general corporate purposes and the issuance of standby letters of credit. As of June 30, 2016, we had borrowings outstanding of $121.3 million, letters of credit issued of $2.4 million, and available borrowing capacity of $6.2 million.

The Company and each of the Company’s current and future, direct and indirect, material subsidiaries guarantee the indebtedness under the Credit Facility on a senior-secured first-lien basis. The Credit Facility includes mandatory prepayment requirements for certain types of transactions, including, but not limited to, requiring prepayment from proceeds that the Company receives as a result of certain asset sales, subject to certain exceptions, and proceeds from extraordinary receipts.

During 2016, the Company entered into numerous amendments to the Credit Facility. As a result, the terms of the Credit Facility contain, among other things, a requirement that a certain level of borrowing capacity be maintained, known as “Excess Availability,” which is as follows:

•	$10.0 million for the period from July 25, 2016 through August 15, 2016;

•	$12.0 million for the period from August 16, 2016 through August 22, 2016;

•	$13.5 million for the period from August 23, 2016 through August 29, 2016;

•	$17.5 million for the period from August 30, 2016 through October 2, 2016; and

•	$20.0 million for the period from October 3, 2016 through December 31, 2016.

In addition, the fixed charge financial covenant period commencement date was delayed to any period on or after January 1, 2017 on which Excess Availability is less than $20 million as of such date and the interest rate was set at 550 basis points, or 5.5%, over the prime base rate or 650 basis points, or 6.5%, over the London Interbank Offered Rate, as applicable, resulting in an increase of 200 basis points, or 2%, over the highest chargeable rates prior to any amendments entered into during 2016.

The Company also entered into an amendment fee letter with the lenders under the Credit Facility in July 2016, which formalizes a requirement that the Company agrees to seek a refinancing of its Credit Facility in its entirety (the “Refinancing”) and requires the Company to meet short term progress milestones related to the Refinancing. In the event the Company is unable to refinance the Credit Facility in its entirety, and otherwise satisfy in full in cash all outstanding amounts and other obligations under the Credit Facility, the Company will be responsible to pay the following incentive fees:

•	$3.5 million if the Refinancing has not occurred on or before August 29, 2016;

•	An additional $1.5 million if the Refinancing has not occurred on or before September 12, 2016; and

•	An additional $500,000 each two weeks thereafter if the Refinancing has not occurred on or before September 26, 2016 and each second Monday thereafter, as applicable.

Long-term Debt

As of June 30, 2016, the Company had outstanding $355.0 million principal amount of its 2020 Senior Notes, which mature May 1, 2020. The 2020 Senior Notes are guaranteed by certain of our existing and future domestic subsidiaries and secured by second-position liens, subject to certain exceptions and permitted liens, on substantially all of our existing and future assets that secure our Credit Facility.

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

Credit Ratings and Debt Covenants

The Company’s ratings by Moody’s Investors Service (“Moody’s”) and Standard and Poor’s Ratings Services (“S&P”) were last published in April 2016 and June 2016, respectively, with ratings and outlooks as follows:

	Moody’s	S&P
Senior secured debt	Caa1	CCC
Issuer rating	Caa2	CCC
Outlook	Negative	Negative

Moody’s ratings reflect the Company’s credit profile which is based on projected credit metrics and a weak liquidity position characterized by negative free cash flows, a reliance on the revolving credit facility with limited availability. The negative outlook reflects Moody’s expectation of continuing execution risk in the Company’s strategy to turnaround its operations and the Company’s weak liquidity position.

S&P’s ratings reflect current pressure on the Company’s liquidity and capital structure, which they believe is unsustainable over the long-term. The negative outlook reflects S&P’s view that there is significant risk the Company will undertake a debt restructuring that they would view as a distressed exchange, which S&P considers a default under their criteria.

Delisting Notices

On July 26, 2016, the Company received two letters from the Listing Qualifications staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, (i) based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2), and (ii) based upon the Company’s market value of publicly held shares for the last 30 consecutive days, the Company no longer meets the requirement to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $5 million, as set forth in Nasdaq Listing Rule 5450(b)(1)(C).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a period of 180 calendar days, or until January 23, 2017, in which to regain compliance with Nasdaq Listing Rule 5550(a)(2). In order to regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirements, and provide written notice to Nasdaq of its intent to cure the deficiency during this second compliance period by effecting a reverse stock split if necessary. However, if it appears to the Nasdaq Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has been provided a period of 180 calendar days, or until January 23, 2017, in which to regain compliance with Nasdaq Listing Rule 5450(b)(1)(C). In order to regain compliance with the MVPHS requirement, the Company’s MVPHS must be at least $5 million for a minimum of ten consecutive business days during this 180-day period. In the event that the Company does not regain compliance within this 180-day period, Nasdaq will provide notice to the Company that its common stock will be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

The Notices do not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. The Company intends to monitor the closing bid price of the Company’s common stock and its MVPHS and consider its available options in the event that the closing bid price of the Company’s common stock remains below $1.00 per share or the Company’s MVPHS remains below $5 million. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or the MVPHS requirement or maintain compliance with the other listing requirements.

OFF-BALANCE SHEET ARRANGEMENTS

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

Our contractual obligations for 2016 and beyond are set forth in Part III, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016. Such obligations have not changed materially as of June 30, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies are outlined in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the normal course of our business operations due to changes in interest rates, increase in cost of aircraft fuel, and our exposure to fluctuations in foreign currency exchange rates. Except for changes in interest rates discussed in “Description of Indebtedness” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no other material changes to market risks affecting us from those set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016.

Item 4.    Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures included, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions to be made regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a quarterly basis, and as needed.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective, solely due to the material weakness in internal control over financial reporting described below:

During the second quarter of fiscal 2016, we identified a material weakness in our controls over accounting for the gain on sale and leaseback transactions and accounting for idle leased assets. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at a level that provides reasonable assurance as of the last day of the period covered by this report.
The material weakness in internal control over financial reporting resulted from the lack of controls which allowed for the misinterpretation of Accounting Standards Codification (“ASC”) 840, Leases, and ASC 420, Exit or Disposal Cost Obligations. Regarding ASC 840, sale-leaseback accounting, was the lack of immediate recognition of a portion of the gain where the fair market value exceeds the present value of the future minimum lease payments. Regarding ASC 420, the lack of measuring the fair value of the leased assets that ceased to be used in the business. Specifically, we did not have adequate controls in place to properly identify and account for these transactions correctly.
To remediate the material weakness described above, the Company is evaluating the design of existing controls and procedures to properly apply sale-leaseback and “cease use” accounting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2017.
Since the beginning of the quarter, the following changes in internal control related to the disclosure committee have occurred:

Incoming Members

- Chief Financial Officer

Outgoing Members

- Vice President of Operations
- Vice President of Manufacturing and MRO
- Vice President of Supply Chain
- Director of Finance - Global Defense and Security
- Director of Finance - Commercial Aviation Services
Except as noted above, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

For information regarding our legal proceedings, see Note 7 to our financial statements as of and for the three and six month periods ended June 30, 2016, which appear in Item 1 of this Form 10-Q.

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

We have a substantial amount of debt and have significant debt service obligations. As of June 30, 2016, the principal amount of our total indebtedness was approximately $498.1 million, a majority of which is secured by liens on substantially all of our existing and future assets. We had a working capital deficiency of $7.4 million as of June 30, 2016.

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

Our failure to comply with the covenants and agreements in connection with our Credit Facility and other requirements in connection with our debt could restrict our ability to access further funding under the Credit Facility and could result in a default or an event of default with respect to the Credit Facility, any of which events could materially and adversely affect our operating results and our financial condition.

Our ability to draw down borrowings under our Credit Facility depends in part on our compliance with financial and other covenants and agreements in connection with our Credit Facility. An inability to access funding from our Credit Facility could have a material adverse effect on our ability to make capital expenditures, on our results of operations and on our liquidity. Further, failure to comply with the covenants and other requirements in connection with our Credit Facility could constitute a default or an event of default, allowing the lenders under our Credit Facility to pursue various remedies and take various actions including blocking further borrowing under the Credit Facility and declaring the entire balance of any and all sums payable under the Credit Facility immediately due and payable. If a payment default or acceleration were to occur under our Credit Facility, holders of our 2020 Senior Notes would be permitted to accelerate the maturity of the 2020 Senior Notes.

Our revolving Credit Facility is an asset based loan arrangement and our ability to draw on our Credit Facility to fund our liquidity needs is limited by a number of factors including borrowing “availability” as determined based upon the amount of eligible collateral to support the borrowing base. In addition, the lenders under our revolving Credit Facility have imposed a requirement that we maintain a certain level of unused borrowing capacity, known as “Excess Availability” which further limits our ability to access funding under the Credit Facility. By the terms of Amendment 13 to the Credit Facility, dated July 22, 2016, the required Excess Availability was set at $10.0 million for the period from July 25, 2016 through August 15, 2016; with increases in Excess Availability required for subsequent periods ($12.0 million for the period from August 16, 2016 through August 22, 2016; $13.5 million for the period August 23, 2016 through August 29, 2016; $17.5 million for the period August 30, 2016 through October 2, 2016; and $20.0 million for the period October 3, 2016 through December 31, 2016). The effect of these increases in Excess Availability is to step-down the amount that we may borrow under the Credit Facility over time. The lenders under our Credit Facility may adjust the required levels of Excess Availability in subsequent amendments to the Credit Facility.

In addition, in connection with entering into Amendment 13 to the Credit Facility, the lenders under the Credit Facility have requested that we seek a refinancing of our Credit Facility in its entirety as soon as practicable and have required near term progress milestones related to such refinancing effort beginning in late July and early August, 2016. In addition, the lenders under the existing Credit Facility are seeking to impose certain incentive fees tied to the timing of any such refinancing commencing with a fee of $3.5 million if the facility is not refinanced by August 29, 2016, and an additional fee of $1.5 million if the facility is not refinanced by September 12, 2016 and additional fees of $0.5 million for each incremental period of two additional weeks after September 12, 2016 in which the Credit Facility is not refinanced thereafter.

We are seeking a refinancing of our Credit Facility; our efforts to refinance the Credit Facility may not be successful or if successful, the terms of such refinancing may not be as favorable to us as the terms that have historically governed our existing Credit Facility.

Although we are actively seeking a refinancing of the Credit Facility with certain new prospective lenders that we have identified, there can be no assurance that such efforts will be successful, that the refinancing of our Credit Facility would be on terms that are favorable to us or that we can complete a refinancing of the Credit Facility within the timeframe envisioned by the existing lenders under our Credit Facility in order to avoid fees that would otherwise be imposed under our Credit Facility for failure to complete the refinancing on or prior to August 29, 2016 or in subsequent periods thereafter.

We may not be able to achieve some of the strategic alternatives and initiatives that we choose to pursue in order to improve our liquidity position and raise additional funds.

With the assistance of our advisors, we are in the process of evaluating a range of strategic alternatives with respect to the Company and our business in order to improve our liquidity position and raise additional funds. One near term objective involves the refinancing of our Credit Facility, but we are also analyzing various other initiatives including raising additional funds through assets sales and sale leaseback transactions as well as other alternatives with respect to our additional indebtedness, including the 2020 Senior Notes, which may include a restructuring, additional financing or some combination of different transactions. Even if we are successful in refinancing our Credit Facility or raising additional funds, the terms available to us in connection with such initiative may be unfavorable to us such that the benefits of any transactions or financing that we undertake may have an adverse effect upon our business, financial condition and results of operations.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to meet our debt service obligations and seek any potential refinancing of our indebtedness depends upon our ability to generate sufficient cash from our operations, financings or asset sales, which are subject to general economic conditions, industry cycles, seasonality and other factors, some of which may be beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling our assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our indebtedness will depend on the conditions of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may also restrict us from adopting some of these alternatives. If we cannot make scheduled payments on our debt, we will be in default under our Credit Facility and the lenders under our 2020 Senior Notes and Credit Facility could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation.

Our ability to obtain adequate financing or raise capital in the future may be limited.

We depend, in substantial part, upon borrowings under our Credit Facility to fund our operations and contractual commitments. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include general economic conditions, disruptions or declines in the global capital markets, and our financial performance, outlook, or credit ratings. Additionally, our suppliers may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. If we cannot access financing when needed, and on acceptable terms, we may be unable to continue to fund our capital requirements or contractual commitments, which would have an adverse effect on our business, financial condition and results of operations.

Changes in our credit ratings may adversely affect the price of our common stock and negatively impact our ability to refinance our debt.

Credit rating agencies continually review their ratings for the companies they follow. In April 2016, Moody’s Investors Service downgraded (i) our corporate family rating to “Caa1” from “B2,” (ii) our probability of default to “Caa1” from “B2,” and (iii) the debt rating of our 2020 Senior Notes from “Caa2” to “B3.” In June 2016, S&P Global Ratings reassigned (i) our company debt rating to “CCC+” and (ii) the debt rating of our 2020 Senior Notes to “CCC+” from “B-.” Both rating agencies have also placed our ratings on “negative outlook.” A further negative change in our ratings or the perception that such a change could occur may further adversely affect the market price of our securities, including our common stock and our 2020 Senior Notes.

Risks Relating to our Business

Our cash flow is highly dependent on demand for our services, which has decreased significantly in recent periods. There can be no assurances that our strategic efforts to improve our operating results and financial condition will be successful.

Our cash flow is highly dependent on demand for our services, which has decreased significantly in recent periods due to, among other factors, the sustained reduction of U.S. government military activities in Afghanistan. While we are actively seeking to expand and diversify our customer base and activities, there can be no assurances that these activities will be successful. Our plans to expand our business and activities, rationalize our fleet, manage our cash and liquidity and become more cost-efficient are subject to execution risk, and our weak liquidity position constrains the strategic opportunities available to us. We may be unable to replace or renew key defense and oil and gas contracts which formed the basis of our revenues in past periods in light of the challenging conditions faced by in those markets. In the event our strategic efforts are unsuccessful, or the benefits from such efforts are not realized within the timescales we envision, we may experience a material decline in our revenues and our financial condition and results of operations may be significantly adversely affected.

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

The North American Industry Classification Systems (“NAICS”) maintains industry and product specific codes that are utilized by the U.S. Small Business Administration as a basis for its size standards applicable to Federal government procurements. Businesses that meet the small business size standard for the relevant NAICS code are able to bid on small business set-aside contracts. Several of our contracts provide for differentiating factors in their award process which include small business status, performance records, safety records, and other factors. Several of these factors have been instrumental in us winning new work and continuing contracts. We do not currently qualify as a small business due to a determination by the U.S. Small Business Administration that our business would be considered as part of a family of businesses owned or controlled by our significant stockholder, and it is possible that we may not be classified as a small business in the future. Not being classified as a small business may adversely impact our eligibility for special small business programs and limit our ability to partner with other business entities that seek to team with small business entities as may be required under a specific contract.

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

We depend on a small number of customers for a significant portion of our revenues and our business is highly dependent on contracts that are with, directly or indirectly, various governmental agencies or entities that expose us to additional risks.

We derive a significant amount of our revenue from a small number of customers. Several of our largest customers are governmental agencies or entities. We face various risks related to the dependence of large portions of our business on governmental agencies or entities including that these relationships may be subject to budget or other financial constraints government procurement and contract bid practices and related requirements. Revenue derived from our firefighting contracts under which we are paid for hours flown is influenced by outside factors, such as seasonality and weather conditions, that may negatively impact our future revenue. Should we lose one of our major customers for any reason, we may be unable to identify new opportunities sufficient to avoid a reduction in revenues and our business and financial condition could suffer.

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

We depend on a number of third parties in the implementation of our business including a small number of manufacturers for some of our aircraft components and negative factors affecting our business or our relationship with any of these third parties might have an adverse impact upon our business operations.

We rely on a number of third parties in the operation of our business including a number of third party suppliers. As an example, we rely on more than 200 supplier business units or locations for significant or critical components necessary for our business. A small number of manufacturers make some of the key components for our aircraft, and in some instances there is only a single manufacturer, although other manufacturers could be used if necessary for all of our components. If we experience any adverse developments with these third parties including with respect to our relationship to such third parties or in the ability of such third parties to fulfill our requirements, our operations could suffer. As an example, if any manufacturers of critical aircraft components were to experience production delays, or if the cost of components increases, we might experience an adverse impact on our business. If a manufacturer ceases production of a required component, we could incur significant costs in purchasing the right to manufacture those components or in developing and certifying a suitable replacement, and in manufacturing those components. Our liquidity constraints may also affect our relationships with third parties in a negative way that could have an adverse impact on our relationships with such third parties including if we are late in making payment to such third parties or if they change the terms on which they do business with us in the future.

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

We purchase products from and supply products to businesses located outside of the U.S. We also have significant operations outside the U.S. A number of risks inherent in international operations could have a material adverse effect on our business, including:

•	currency fluctuations, which can reduce our revenues for transactions denominated in non-U.S. currency or make our services relatively more expensive if denominated in U.S. currency;

•	difficulties in staffing and managing multi-national operations;

•	civil disturbances, government or financial instability, nationalization and expropriation of private assets, and the imposition of taxes or other charges by government authorities;

•	receivables from international customers;

•	risks associated with transporting our aircraft, including risks associated with piracy and adverse weather;

•	limitations on our ability to enforce legal rights and remedies;

•	uncertainties regarding required approvals or legal structures necessary to operate aircraft or provide our products and services in a given jurisdiction;

•	changes in regulatory structures or trade policies;

•	tariff and tax regulations including permanent establishment determinations by foreign governments;

•	compliance with all applicable export control laws and regulations of the U.S. and other countries;

•	difficulties in obtaining export and import licenses; and

•	the risk of government-financed competition.

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

Some of our services are sold under government contracts or subcontracts including contracts with U.S. government agencies, foreign governmental agencies or entities and other governmental agencies or entities including at the state or local level. These business relationships are dependent on a range of procurement and compliance requirements including frequent requirements with respect to a competitive bid process. Government contracts generally are subject to a variety of other regulations and restrictions including that these arrangements are frequently terminable at any time for the convenience of the government. From time to time, we are also subject to government inquiries and investigations of our business practices due to our participation in government programs. Violation of applicable government rules and regulations could result in civil liability, the cancellation or suspension of existing contracts, or the ineligibility for future contracts or subcontracts funded in whole or in part with federal funds, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We have experienced significant turnover in personnel in recent time periods, which we believe is attributable in part to our ongoing financial difficulties and the overall performance of our business including our current cost reduction initiatives and liquidity constraints. In addition, due to the declines in the price of our common stock, the exercise price of most of our outstanding employee stock options substantially exceeds the trading price of our common stock which substantially reduces the compensation benefit of these equity incentives. These factors may affect our ability to attract and retain critical employees, which could seriously harm our ability to generate revenue, manage day-to-day operations, and deliver our products and services.

We have a significant stockholder whose interests may not coincide with other stockholders.

Entities affiliated with ZM Equity Partners, LLC owns a majority of our outstanding common stock, and one of our directors is a managing director of Centre Lane Partners, LLC, an affiliate of ZM Equity Partners, LLC. These stockholders could exert significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, this concentration of our stock ownership could delay or prevent a change in control of our company or make some transactions more difficult or impossible without the support of these stockholders. The interests of these significant stockholders may not always coincide with our interests as a company or the interests of other stockholders. These factors may have an impact on any strategic alternatives that we may wish to consider including any refinancing, restructuring or other transactions depending on the required approvals and the willingness of our largest stockholders to support certain transactions or initiatives.

Item 5.    Other Information.

In August 2016, we initiated a restructuring plan designed to right-size the Company’s staffing to meet current revenue levels. We are implementing a reduction-in-force of a combination of employees and contractors totaling approximately 135, which is expected to be completed by September 30, 2016. The terminated employees will be granted termination benefits, which will be expensed and paid in the third quarter on the date of employee communication. The total cost of these termination benefits is expected to range between $0.5 million and $1.0 million.

Item 6.    Exhibits.

Exhibit Number	Description

10.1	Amendment Number Ten to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2016).
10.2	Amendment Number Eleven to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2016).
10.3	Amendment Number Twelve to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2016).
10.4	Amendment Number Thirteen to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2016).
10.5	Amendment Fee Letter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 28, 2016).
10.6
Stipulation and Agreement of Compromise, Settlement and Release Among Plaintiff and Defendants, effective June 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2016).

10.7	Offer Letter between Erickson Incorporated and Mr. Lancelot effective June 6, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 8, 2016).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Erickson Incorporated

Date:	August 12, 2016	By:	/s/ DAVID LANCELOT
David Lancelot
Chief Financial Officer
(signing on behalf of the registrant as principal financial officer)